Form 10-Q
period 2011-06-30
DecisionPoint Systems, Inc.
filed 2011-08-22
CIK 1505611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

DECISIONPOINT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-54200	74-3209480
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

19655 Descartes, Foothill Ranch, CA 92610-2609
(Address of principal executive offices) (Zip code)

(949) 465-0065
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑    No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    No ☑

The number of shares of common stock, par value $0.001 per share of DecisionPoint Systems, Inc., issued and outstanding as of the close of business on August 22, 2011 was 8,039,784.

DECISIONPOINT SYSTEMS, INC.

Signatures	32

PART I.                      FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2011	2010
		(Restated)
Current assets
Cash	$232,399	$315,169
Accounts receivable, net	8,149,116	12,575,597
Note receivable	100,000	-
Other receivable	1,491,789	-
Inventory, net	794,616	898,465
Deferred costs	3,195,037	3,562,654
Deferred tax assets	55,000	55,000
Prepaid expenses	625,136	457,863
Total current assets	14,643,093	17,864,748

Property and equipment, net	102,173	100,070
Other assets, net	244,754	173,465
Deferred costs, net of current portion	1,156,233	1,414,851
Goodwill	5,538,466	5,508,864
Intangible assets, net	2,471,500	2,729,000
Total assets	$24,156,219	$27,790,998

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$8,038,394	$10,364,368
Accrued expenses and other current liabilities	3,126,111	5,368,060
Line of credit	843,797	4,364,221
Current portion of debt, net of discount	2,453,030	1,000,000
Unearned revenue	5,906,292	5,714,434
Total current liabilities	20,367,624	26,811,083

Long term liabilities
Unearned revenue, net of current portion	1,564,448	1,850,440
Debt, net of current portion and discount	-	1,940,000
Interest payable	60,000	60,000
Total liabilities	21,992,072	30,661,523

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value, 10,000,000 shares authorized, 500,000 designated
Series A Cumulative Convertible Preferred, 500,000 designated Series B
Cumulative Convertible Preferred and 5,000,000 designated Series C Cumulative
Convertible Preferred, 1,816,289 and 400,955 shares issued and outstanding, including cumulative preferred dividends of $184,938 and $130,738,
and with a liquidation preference of $10,598,052 and $1,485,738, respectively	6,069,003	1,485,738
Common stock, $0.001 par value, 100,000,000 shares authorized,
8,039,784 and 5,080,970 shares issued and outstanding, respectively	8,040	5,081
Additional paid-in capital	14,181,035	8,238,995
Accumulated deficit	(17,132,748)	(11,576,776)
Unearned ESOP shares	(961,183)	(1,023,563)
Total stockholders’ equity (deficit)	2,164,147	(2,870,525)

Total liabilities and stockholders' equity (deficit)	$24,156,219	$27,790,998

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
		(Restated)		(Restated)

Net sales	$13,223,806	$13,288,041	$26,024,764	$24,360,304

Cost of sales	10,558,355	10,760,615	21,035,704	19,796,583

Gross profit	2,665,451	2,527,426	4,989,060	4,563,721

Selling, general and administrative expense	3,499,674	2,484,501	6,992,649	4,919,866

Operating income (loss)	(834,223)	42,925	(2,003,589)	(356,145)

Other expense:
Interest expense, net	477,049	493,588	772,616	963,398
Loss on debt extinguishment	2,641,059	-	2,641,059	-
Other expense (income), net	(73,328)	388,294	76,786	708,979
Total other expense	3,044,780	881,882	3,490,461	1,672,377

Net loss before income taxes	(3,879,003)	(838,957)	(5,494,050)	(2,028,522)

Provision for income taxes	94	11,091	7,722	52,567

Net loss	(3,879,097)	(850,048)	(5,501,772)	(2,081,089)

Cumulative preferred stock dividends	(27,100)	(19,500)	(54,200)	(39,000)

Net loss attributable to common shareholders	$(3,906,197)	$(869,548)	$(5,555,972)	$(2,120,089)

Net loss per share -
Basic and diluted	$(0.83)	$(0.27)	$(1.23)	$(0.67)

Weighted average shares outstanding -
Basic and diluted	4,698,460	3,213,497	4,517,238	3,184,217

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Unaudited Consolidated Statements of Stockholders’ Equity (Deficit)

	Convertible				Additional	Accumu-	Unearned	Total
	Preferred stock		Common stock		paid-in	lated	ESOP	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	shares	deficit

Balance at January 1, 2011 (restated)	400,955	$1,485,738	5,080,970	$5,081	$8,238,995	$(11,576,776)	$(1,023,563)	$(2,870,525)

Reverse recapitalization transaction:
Shares deemed issued to Comamtech
stockholders in exchange for net
assets contributed	-	-	2,186,868	2,187	3,945,500	-	-	3,947,687
Expenses related to reverse recapitalization	-	-	-	-	(657,766)	-	-	(657,766)
Issuance of common shares for finders fee	-	-	153,883	154	353,777	-	-	353,931
Employee stock-based compensation	-	-	-	-	119,317	-	-	119,317
Issuance of shares in connection with
Exchange Agreement	1,415,334	4,529,065	579,000	579	2,081,251	-	-	6,610,895
Issuance of common shares for services	-	-	39,063	39	99,961	-	-	100,000
Accrued dividends on preferred stock	-	54,200	-	-	-	(54,200)	-	-
Principal payment from ESOP	-	-	-	-	-	-	62,380	62,380
Net loss	-	-	-	-	-	(5,501,772)	-	(5,501,772)

Balance at June 30, 2011	1,816,289	$6,069,003	8,039,784	$8,040	$14,181,035	$(17,132,748)	$(961,183)	$2,164,147

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months ended June 30,
	2011	2010
Cash flows from operating activities:
Net Loss	$(5,501,772)	$(2,081,089)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	16,175	16,897
Amortization of deferred financing costs and note discount	71,071	379,251
Employee stock-based compensation	119,317	35,652
Amortization of intangible assets	257,500	-
Non-employee stock-based compensation	180,000	273,134
Non cash interest expense	117,333	-
Loss on debt extinguishment	2,268,859	-
ESOP compensation expense	62,380	59,269
Loss on change in fair value of warrant liability	-	7,790
Deferred tax assets	-	25,000
Changes in operating assets and liabilities:
Accounts receivable, net	4,546,883	(137,292)
Inventory, net	103,849	(502,213)
Deferred costs	626,235	(195,194)
Prepaid expenses	(140,069)	(198,317)
Other assets, net	(50,293)	(8,651)
Accounts payable	(2,067,691)	2,721,944
Accrued expenses and other current liabilities	(299,477)	(401,460)
Unearned revenue	(94,134)	(147,013)
Net cash provided by (used in) operating activities	216,166	(152,292)

Cash flows from investing activities
Capital expenditures	(18,278)	(13,460)
Cash paid for acquisition of CMAC	(2,205,000)	-
Net cash used in investing activities	(2,223,278)	(13,460)

Cash flows from financing activities
(Repayments) borrowings from line of credit, net	(3,520,424)	1,288,051
Proceeds from sale of senior subordinated secured note	4,000,000	-
Cash received in reverse recapitalization, net of expenses	2,057,907	-
Repayment of debt	(500,000)	(545,280)
Paid financing costs	(108,639)	-
Holding share liability	(4,502)	(229,481)
Net cash provided by financing activities	1,924,342	513,290
Net (decrease) increase in cash	(82,770)	347,538
Cash at beginning of period	315,169	140,740
Cash at end of period	$232,399	$488,278

Supplemental disclosures of cash flow information:
Interest paid	$430,704	$387,451
Income taxes paid	37,133	405,755

Supplemental disclosure of non-cash financing activities:
Preferred and common shares issued in exchange for debt
and related accrued interest	$4,117,333	$-
Preferred and common shares issued in exchange for accounts
payable and related accrued interest	411,733	-
Common shares issued as finders' fee in reverse capitalization	353,931	-
Accrued dividends on preferred stock	54,200	39,000

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND THE MERGER

Description of Business

DecisionPoint Systems, Inc., is an enterprise mobility systems integrator that sells and installs mobile computing and wireless systems that are used both within a company’s facilities in conjunction with wireless networks and in the field using carrier-based wireless networks.  These systems generally include mobile computers, mobile application software, and related data capture equipment including bar code scanners and radio frequency identification (“RFID”) readers.  The Company also provides professional services including consulting, proprietary and third party software and software customization as an integral part of its customized solutions for its customers.

DecisionPoint Systems, Inc., formerly known as Comamtech, Inc. (“DecisionPoint” or "Company”), was incorporated on August 16, 2010, in Canada under the laws of the Ontario Business Corporations Act (“OCBA”). On June 15, 2011, the Company entered into a Plan of Merger (the “Merger Agreement”) among the Company, its wholly-owned subsidiary, 2259736 Ontario Inc., incorporated under the laws of the Province of Ontario, Canada (the “Purchaser”) and DecisionPoint Systems, Inc., a Delaware corporation (“Old DecisionPoint”) incorporated on December 27, 2006, under the laws of the State of Delaware. Pursuant to the Merger Agreement, under Section 182 of the OCBA, on June 15, 2011 (the “Effective Date”) Old DecisionPoint merged (the “Merger”) into the Purchaser became a wholly-owned subsidiary of the Company. In connection with the Merger, the Company changed its name to DecisionPoint Systems, Inc. and the Purchaser changed its name to DecisionPoint Systems International, Inc. (hereinafter referred to as “DecisionPoint Systems International”).  On June 15, 2011, both companies were reincorporated in the State of Delaware.

The Merger

On June 15, 2011, the Company acquired all of the issued and outstanding capital stock of Old DecisionPoint from its shareholders in exchange for 4,593,660 shares of the Company’s common stock, resulting in an exchange ratio of one share for every eight shares of common stock tendered (1:8).  The Company also acquired all of the issued and outstanding Series A Cumulative Convertible Preferred Shares and Series B Cumulative Convertible Preferred Shares in exchange for 243,750 and 118,750 Cumulative Convertible Preferred Shares, respectively.  Immediately after the Merger, there were 6,934,412 shares of the Company’s common stock outstanding and 243,750 and 118,750 shares of the Company’s Series A Cumulative Convertible Preferred Shares and Series B Cumulative Convertible Preferred Shares outstanding, respectively.  Pursuant to the terms of the Merger Agreement, the Company assumed all of Old DecisionPoint’s obligations under their outstanding stock option plans and warrants.  In connection with and upon the Effective Date of the Merger, the Company issued 153,883 additional common shares as payment for finders’ fees.  The shares were valued at $2.30 per share, the closing share price on the Effective Date for total consideration of $353,931.  Other expenses related to the Merger totaled $303,835.  The finders’ fees and other expenses have been accounted for as costs of the reverse recapitalization in the accompanying statement of stockholders’ equity (deficit).  Two of the directors and officers of the Company retained their positions and the remaining positions were filled by the directors and officers of Old DecisionPoint.

The estimated fair values of the financial assets received and liabilities assumed from Comamtech, Inc. in the reverse recapitalization are comprised of the following as of June 15, 2011:

Cash	$2,361,742
Note receivable	100,000
Other receivable	1,488,850
Other curent assets	150,545
Accounts payable	(153,450)

Net asset value	$3,947,687

The other receivable represents a $1,500,000 payment due from the sale of a business by Comamtech, Inc. to a publicly traded company.  The receivable is due May 2012.  Management has estimated the fair value of this receivable by calculating the present value of the expected cash payment using a credit risk adjusted interest rate of 4.6%,  The note receivable represents approximately $4,400,000 due from the sale of a business by Comamtech, Inc. to a private company (the “Borrower”).  The note is secured by the assets of the Borrower and is guaranteed by its principal shareholder.  To accommodate the Borrowers’ inability to perform, the note was restructured several times by Comamtech, Inc. prior to the Merger.  The borrower defaulted on the most recently amended terms on August 10, 2011 and management of the Company has sent the Borrower a demand for payment.  Management of the Company is actively gathering information as to the Borrower, its assets and its guarantor and is currently attempting to negotiate the collection of the note receivable.  To date management has not been able to secure a viable path for repayment and, based on all of the information currently available, has assessed the financial health and capitalization of the Borrower along with its claim paying ability as being very poor.  Accordingly, management has estimated the fair value of the note receivable to be $100,000.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Pursuant to the Merger Agreement, on or before August 25, 2011, the Company shall have an audit performed of the balance sheet of Comamtech as of June 15, 2011 (the “Opening Balance Sheet Audit”).  On or before August 25, 2011, the Company shall prepare a statement (the “Purchase Price Statement”) setting forth its good faith computation of the shareholders’ equity of Comamtech as of August 15, 2011.  The Purchase Price Statement shall include the balances from the Opening Balance Sheet Audit with adjustments for realized and unrealized gains and losses and income and expenses from the disposition and maintenance of the assets and liabilities on the Opening Balance Sheet Audit.  Although management has prepared the Opening Balance Sheet, to date it has not been audited.

Pursuant to the Merger Agreement, if the final shareholders’ equity balance reflected in the Opening Balance Sheet Audit is less than $7,233,000, then the shareholders of Old DecisionPoint at the date of the Merger are entitled to receive, on a pro rata basis, common shares according to a schedule set forth in the Merger Agreement.  As of the date of this report, the shareholders’ equity balance reflected in the unaudited Opening Balance Sheet was $3,947,687 (see table above) and as a result, the Company is in the process of issuing the maximum number of additional common shares of 487,310 to the Old DecisionPoint shareholders.  These shares have been included in total common shares issued and outstanding as of the Effective Date of the transaction.  This had the effect of reducing the exchange ratio from one for every eight shares tendered (1:8) to one for every seven point two three shares tendered (1:7.23273).  The additional common shares have been accounted for as a reduction in the exchange ratio for all other securities, including the preferred stock, and options and warrants to purchase shares of the Company’s securities.

As a result, after the adjustment to the exchange ratio, the Company had acquired all of the issued and outstanding capital stock of Old DecisionPoint from its shareholders by exchanging 36,749,286 of Old DecisionPoint common shares for 5,080,970 shares of the Company’s common stock and by exchanging 975 and 380 shares of Old DecisionPoint Series A and Series B Cumulative Convertible Preferred Shares, for 269,608 and 131,347 shares of the Company’s Series A and Series B Cumulative Convertible Preferred Shares, respectively.

Accounting Treatment of the Merger; Financial Statement Presentation

Prior to the Merger, the Company was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  The Merger was accounted for as a reverse recapitalization pursuant to the guidance in “SEC’s Division of Corporation Finance Financial Reporting Manual”.  These transactions are considered by the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations.  Accordingly, the Merger has been accounted for as a recapitalization, and, for accounting purposes, Old DecisionPoint is considered the acquirer and surviving entity in the reverse acquisition.  The accompanying historical unaudited condensed consolidated financial statements prior to the Merger are those of Old DecisionPoint.

The accompanying unaudited condensed consolidated financial statements present the previously issued shares of Comamtech common stock as having been issued pursuant to the Merger on June 15, 2011 with the consideration received for such issuance being the net assets of Comamtech received in the Merger.  The shares of common stock of the Company issued to Old DecisionPoint’s stockholders in the Merger are presented as having been outstanding since the original issuance of the shares.  Further, the exchange ratio, as adjusted above, has been retroactively applied to all share, weighted average share, loss per share, and stock option and warrant disclosures.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position, results of operations, statement of stockholders ‘equity (deficit) and cash flows of the Company at the dates and for the periods indicated.  The interim results for the three and six month periods ended June 30, 2011, are not necessarily indicative of results for the full 2011 fiscal year or any other future interim periods.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, DPS Group and CMAC, Inc. (“CMAC”).   CMAC was acquired by the Company on December 31, 2010, and as such, the operating results of CMAC are included in the Company’s consolidated results of operations beginning on January 1, 2011.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company operates in only one business segment.  The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts reported therein.  Actual results could materially differ from those estimates.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  The Company evaluates its estimates and assumptions on a regular basis.  The Company uses historical experience and various other assumptions that are believed to be reasonable under the circumstances to form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates and assumptions used in preparation of the consolidated financial statements.

These unaudited condensed consolidated financial statements have been prepared by management and should be read in conjunction with the audited consolidated financial statements of DecisionPoint Systems, Inc. and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2011.

Summary of Significant Accounting Policies

There have been no significant changes to the Company's significant accounting policies during the six months ended June 30, 2011.  See Footnote 2 of the Company's consolidated financial statements included in the Company's 2010 Annual Report on Form 10-K filed on March 16, 2011, for a comprehensive description of the Company's significant accounting policies.

Reclassifications - Certain amounts in the prior period consolidated financial statements and related notes have been reclassified to conform to the current period presentation.

Restatement - The Company has determined that it’s previously issued consolidated financial statements for the three and six months ended June 30, 2010 and for year ended December 31, 2010 contained errors.  As part of the financial statement review, it was determined that certain accounting policies had not been applied properly in the prior periods.

The errors are comprised of the following:

a)
the previously reported deferred costs of $4,977,505 and unearned revenue of $7,564,874 at December 31, 2010, included amounts related to service periods extending beyond one year from the balance sheet date.  Accordingly, management reclassified approximately $1.4 million of deferred costs and $1.9 million of unearned revenue as non-current as of December 31, 2010, in the accompanying condensed consolidated balance sheet.

b)	the preferred stock previously reported at $1 as of December 31, 2010, was corrected to reflect the liquidation preference of the preferred shares.

c)
the Company noted that cumulative dividends on preferred stock had not been properly accrued for in prior years and interim periods.  Cumulative preferred dividends totaled $19,500 and $39,000 for the Series A Preferred for the three and six months ended June 30, 2010, respectively, and $130,738 for the Series A and B Preferred as of December 31, 2010.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

New Accounting Standards

In December 2010, the FASB issued guidance which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating impairment may exist.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  This guidance is therefore effective for the Company’s fiscal year ending December 31, 2011.  The Company expects that this guidance may materially impact its annual assessment of goodwill (or such assessment at an interim period if so determined to be required).

NOTE 3 – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The weighted-average basic and diluted shares for the three and six months ended June 30, 2011 and 2010, exclude approximately 0.8 million and 0.9 million, respectively, ESOP shares that have not been committed to be released.

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

Potentially dilutive securities include:

	June 30,
	2011	2010

Convertible preferred stock	1,816,289	269,608
Warrants to purchase common stock	429,298	429,298
Options to purchase common stock	701,963	906,725

Total potentially dilutive securities	2,947,550	1,605,631

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

As of June 30, 2011, the Company’s intangible assets and accumulated amortization consist of the following:

		Accumulated
	Gross	Amortization	Net

Customer relationships	$1,670,000	$139,500	$1,530,500
Contractor and resume databases	675,000	67,500	607,500
Tradename	310,000	32,000	278,000
Internal use software	74,000	18,500	55,500

	$2,729,000	$257,500	$2,471,500

The valuation and allocation process relies on significant assumptions made by management.  In certain situations, the allocations of excess purchase price are based upon preliminary estimates and assumptions.  Accordingly, the allocations are subject to revision when the Company receives updated information, including appraisals and other analyses, which are completed within one year of the acquisition.  Revisions to the fair values, which may be significant, are recorded retroactively when pending information is finalized, within one year from the acquisition date.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

As of December 31, 2010, the balance sheet of CMAC reflected an asset related to the cash surrender value of officers’ life insurance in the amount of $29,602.  Subsequent to the acquisition, the Company determined that the asset should have been transferred to the respective officers of CMAC effective on the date of the acquisition and as such, has adjusted goodwill to reflect the write off of the asset.  No other changes to goodwill have occurred from December 31, 2010 through June 30, 2011.

As of June 30, 2011, the Company is not at risk of failing step one of the goodwill impairment test.

NOTE 5 – FAIR VALUE MEASUREMENT

The Company defines fair value as the amount at which an asset or liability could be bought or incurred or sold or settled in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

The accounting standard regarding fair value measurements discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued expenses, line of credit and long-term debt.  The carrying values of the short term financial instruments approximate their fair values at June 30, 2011 and December 31, 2010, due to their short-term maturities.  The carrying value of the Company’s long-term debt approximates its fair value.

NOTE 6 – LINE OF CREDIT

The Company has a $10.0 million line of credit which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement (the “Loan Agreement”).  Under the Loan Agreement the lender has also provided the Company with a term loan as discussed at Note 7.  The Loan Agreement is secured by substantially all the assets of the Company and had a maturity date of February 15, 2013.  As of June 30, 2011, the outstanding balance on the line of credit was $843,797 and the interest rate was 7.5%.  The line of credit has a certain financial covenant and other non-financial covenants.  As of March 31, 2011, the Company was not in compliance with the fixed charge ratio covenant in the agreement and the lender issued a waiver in regards to the non-compliance with such covenant for an additional charge of $62,500 plus legal fees of approximately $15,000, payable immediately.  Such amounts have been reflected as additional interest expense in the unaudited condensed consolidated statements of operations.  On May 20, 2011, pursuant to a Consent and Amendment to Loan and Security Agreement (the “Amendment”), the Loan Agreement was amended to accelerate the maturity date to April 30, 2012.

As of June 30, 2011, the Company was not in compliance with the covenants of the Loan Agreement, as amended.  As of the date of the filing of this report on Form 10Q, the lender has not waived this event of noncompliance and the Company and the lender have not agreed to new terms.  Currently, the Company and its lender are in process of negotiating new covenants with a goal of gaining compliance for the third quarter.  There can be no assurance that both the Company and its lender will agree to amended terms or can agree upon terms satisfactory to gain compliance.

Subject to the actions available to the lender as a result of the default discussed above, the availability under the line of credit based on qualified collateral was $5.4 million as of June 30, 2011.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the Loan Agreement.  No letters of credit were outstanding as of June 30, 2011 or December 31, 2010.

For the six months ended June 30, 2011 and 2010, the Company’s interest expense, including fees paid to secure the line of credit, totaled approximately $216,000 and $146,000, respectively.

NOTE 7 –LONG TERM DEBT

Long term debt as of June 30, 2011, consists of the following:

				Amortization	Conversion
	Balance			of Note	to	Balance
	January 1, 2011	Additions	Payments	Discount	equity	June 30, 2011

Term loan	$3,000,000	$-	$(500,000)	$-	$-	$2,500,000
Note discount	(60,000)	-	-	13,030		(46,970)
Term loan, net	2,940,000	-	(500,000)	13,030		2,453,030
Senior subordinated
secured note	-	4,000,000	-	-	(4,000,000)	-

Total current portion of debt	$2,940,000	$4,000,000	$(500,000)	$13,030	$(4,000,000)	$2,453,030

The Company’s debt is recorded at par value adjusted for any unamortized discounts.  Costs directly related to the issuance of debt are capitalized and amortized over the life of the debt using the effective interest rate method.  Unamortized deferred financing costs of $142,480 and $91,884 are included in other assets in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010, respectively.

Term Loan - On December 31, 2010, pursuant to an Assumption and Amendment to Loan and Security Agreement (the "Loan Agreement"), the Company borrowed $3.0 million from a financial institution (the “Term Loan”).  The Term Loan was due in 36 equal monthly installments of principal plus interest beginning on February 1, 2011.  On May 20, 2011, pursuant to a Consent and Amendment to Loan and Security Agreement (the “Amendment”), the maturity date was amended to April 30, 2012 and the remaining principal due on that date will be paid as a balloon payment.  The principal amount outstanding under the Term Loan accrues interest at a fixed rate equal to 9% per annum.  In addition, a final payment equal to 2% of the aggregate amount of the Term Loan is due on the earlier of the maturity date or the date the Term Loan is prepaid.  This final payment of $60,000 has been recorded as a discount to the Term Loan, which is being amortized to interest expense through April 30, 2012, using the effective interest method.

The Term Loan is secured by substantially all of assets of the Company.  The Loan Agreement includes various customary covenants, limitations and events of default.  Pursuant to the Amendment, the Company was, among other requirements, to maintain a minimum fixed charge ratio increasing from at least 1.10 to 1.00 in the first quarter of 2011.  This requirement was amended to a fixed charge ratio at least 1.75 to 1.00 over the life of the Term Loan.  The Agreement also maintains certain additional affirmative and negative covenants, including limitations on incurring additional indebtedness.  As discussed in Note 6, as of March 31, 2011, the Company was not in compliance with the fixed charge ratio covenant in the agreement.  On May 20, 2011, the lender issued a waiver in regards to the non-compliance with such covenant and has amended the Loan Agreement for an additional charge of $62,500 plus legal fees of approximately $15,000, payable immediately.

As of June 30, 2011, the Company was not in compliance with the covenants of the Loan Agreement, as amended.  As of the date of the filing of this report on Form 10Q, the lender has not waived this event of noncompliance and the Company and the lender have not agreed to new terms. Currently, the Company and its lender are in process of negotiating new covenants with a goal of gaining compliance for the third quarter.  There can be no assurance that both the Company and its lender will agree to amended terms or can agree upon terms satisfactory to gain compliance.

Senior Subordinated Secured Note - On May 18, 2011, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company issued a $4,000,000 Senior Subordinated Secured Note (the “Note”).  Principal and interest at a rate of 12% was originally due and payable on August 31, 2011.  Pursuant to the Purchase Agreement, on June 15, 2011, the consummation date of the Merger, the maturity date of the Note was extended to May 31, 2012, and the interest rate was increased to 24% retroactive to the issuance date.  Total cash received under the Purchase Agreement was approximately $3,700,000, net of fees.  In conjunction with and as a condition of the Purchase Agreement, the Company and the Note holder entered into an advisory services agreement pursuant to which the Company paid $150,000 in cash on the effective date of the agreement, with 200,000 shares of common stock to be issued to the Note holder if the Comamtech Merger was not consummated by August 31, 2011, or an additional $80,000 cash payment if the Merger was consummated.  Upon the consummation of the Merger on June 15, 2011, the Company issued 25,000 common shares as settlement of the $80,000 cash payment.  The fair value of the common shares of $2.30 or $57,500 was recorded as equity, and the difference of $22,500 was included as a reduction in the loss on debt extinguishment as described below.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

On June 30, 2011, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with the Note holder pursuant to which the Company issued 1,286,667 shares of its Series C Cumulative Convertible Preferred Stock (the “Series C Preferred”) with a fair value of $3.73 per share, or $4,799,268, in exchange for the surrender and cancellation of the Note and payment of accrued interest of $117,333.  In connection with the Exchange Agreement, the Company also issued 505,000 shares of common stock with a closing market price of $2.30 per share, or $1,161,500, for no additional consideration.  In addition, the Note holder received protective anti-dilution rights which entitles it to receive additional shares if at any time the Company is required, pursuant solely to the Merger Agreement as described Note 1, to issue additional shares of common stock to its shareholders as is necessary for the Note holder to maintain the same beneficial ownership percentage, on a fully diluted basis, as they had before any such additional shares were issued.  On June 30, 2011, pursuant to these protective anti-dilution rights, the Company accrued $243,110 for the expected issuance of 105,700 shares to the Note holder in August 2011.  The shares were valued at $2.30 per share, the closing price of the Company’s common stock on June 30, 2011.  The expense related to the probable expected future issuance of the shares is recorded as a loss on debt extinguishment in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011.

Pursuant to the Exchange Agreement, the Company has a contingent obligation to issue up to a maximum of 500,000 shares of its common stock to the Note holder.  The contingency is dependent upon the receipt by the Company of payments on the note receivable and other receivable acquired pursuant to the Merger with Comamtech.  The Exchange Agreement defines certain thresholds for the amounts of these payments, the receipt of which would lower the number of common shares to be contingently issued on an incremental basis.  Based upon the probability that the threshold amount expected to be received would result in no additional shares being issued, the fair value per share is estimated to be $0.

In conjunction with the Exchange Agreement, the Company entered into an agreement between the Company, the Note holder, and the Company’s Chief Financial Officer, (“CFO”).  Pursuant to this agreement, the Company issued 128,667 shares of Series C Preferred and 49,000 shares of common stock to the CFO as settlement of $400,000 of accrued expenses and $11,733 of accrued interest owed to the CFO.  In addition, the CFO shall also be issued shares of common stock in an amount equal to an aggregate of ten percent (10%) of any additional shares of common stock issued to the Note holder as described above.  The Company accrued $23,920 for the expected issuance of an additional 10,400 common shares to the CFO in August 2011.  The shares were valued at $2.30 per share, the closing price of the Company’s common stock on June 30, 2011.  The expense related to the probable expected future issuance of the shares is recorded as a loss on debt extinguishment in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011.

The interest rate on the balance of the payable to the CFO was reduced to 12% per annum (See Note 12) until such time as the annual dividend rate on the Series C Preferred is increased to 12% and 20% per annum as defined, at which time the interest rate on the amount payable shall be increased to 16% and 25%, respectively.

The Exchange Agreement was accounted for as a debt extinguishment as the exchange was effected by issuance of common and preferred stock that did not represent the exercise of a conversion right contained in the terms of the debt at issuance.  The Company determined that the loss on exchange of debt by comparing the carrying value of the debt extinguished to the fair value of the consideration tendered, and recorded $2,641,059 as a loss on debt extinguishment.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The loss was the result of the difference between the fair value of the consideration given and the carrying value of the senior subordinated secured note extinguished, as follows:

Fair value of consideration tendered in extinguishment
Series C Preferred	$5,279,195
Common stock	1,331,700
Accrued expense related to expected issuance of anti-dilution shares	267,030
Expenses related to senior subordinated secured note	372,200
7,250,125
Carrying value of debt extinguished
Senior subordinated secured note and related accrued interest	4,117,333
Related party accounts payable and accrued interest	411,733
Advisory services payable related to senior subordinated secured note	80,000
4,609,066

Total loss on extinguishment of debt	$2,641,059

For the six months ended June 30, 2011 and 2010, the Company’s interest expense related to long term debt, including all extension and commitment fees, totaled approximately $349,000 and $567,000, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

On June 15, 2011, pursuant to the Merger Agreement, 2,186,868 shares of common stock were deemed issued to the Comamtech shareholders in exchange for the net assets acquired.

The Company is authorized to issue two classes of stock designated as common stock and preferred stock.  As of June 30, 2011, the Company is authorized to issue 110,000,000 total shares of stock.  Of that amount, 100,000,000 shares shall be common stock, each having a par value of $0.001.  The remaining 10,000,000 shares shall be preferred stock, each having a par value of $0.001.  Pursuant to the Merger and the issuance of the additional Merger shares (See Note 1), there were 7,421,721 shares of common stock issued and outstanding, and 269,608 and 131,347 shares of the Company's Series A and Series B Cumulative Convertible Preferred Stock issued and outstanding, respectively.  Subsequent to the closing, the Company designated 5,000,000 shares of Series C Cumulative Convertible Preferred Stock with 1,415,334 issued and outstanding.

(a) Cumulative Convertible Preferred Stock

A summary of preferred stock outstanding as of June 30, 2011 is as follows:

Description	Amount

Series A Preferred, $0.001 par value per share, 500,000 shares designated,
269,608 shares issued and outstanding, liquidation preference of $975,000
plus accrued dividends of $168,169	$1,143,169
Series B Preferred, $0.001 par value per share, 500,000 shares designated,
131,347 shares issued and outstanding, liquidation preference of $380,000
plus accrued dividends of $16,769	396,769
Series C Preferred, $0.001 par value per share, 5,000,000 shares designated,
1,415,334 shares issued and outstanding, liquidation preference of $9,058,114	4,529,065

Total convertible preferred stock	$6,069,003

The stated value of the Series A Preferred and Series B Preferred is $4.00 per share and $3.20 per share, respectively, which approximates its fair value.  The stated value of the Series C Preferred is $3.20 per share and the estimated fair value at the time of issuance on June 30, 2011, was $3.73 per share.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The stated value of the Series C Preferred is included in Cumulative Convertible Preferred Stock and the difference between the stated value and the estimated fair value is included in additional paid-in capital in the accompanying unaudited condensed balance sheet as of June 30, 2011.  The rights, preferences, privileges and restrictions of the Series A, Series B, and Series C Preferred Stock (collectively, the “Preferred Stock”) are set forth in the Company’s Amended and Restated Certificate of Incorporation, and are summarized as follows:

Dividends - The holders of the Series A and Series B Preferred Stock shall be entitled to receive, when, as, and if declared by the Board of Directors, dividends at an annual rate of 8% of the stated value. The stated value of the Series A Preferred is $4.00 per share and the stated value of the Series B Preferred is $3.20 per share.  Dividends shall be cumulative and shall accrue on each share of the outstanding Preferred Stock from the date of its issue.  The holders of the Series C Preferred shall be entitled to receive when and as declared by Board of Directors, cumulative dividends payable per share in arrears, on March 31, June 30, September 30 and December 31 of each year in the form of cash or preferred stock, at the election of a majority in interest of the Series C Preferred Stock.  The dividend rate, as adjusted from time to time on each share of Series C Preferred  shall be as follows: 8% per share per annum on the stated value of $3.20 per share for the period from the date of its issue through the last day of the sixteenth (16th) month after the date of its issue; 12% per share per annum on the Stated Value commencing on the first day of the seventeenth (17th) month through the last day of the thirtieth month (30th) after the date of its issue; and 20% per share per annum on the stated value for each dividend period thereafter commencing on the first day of the thirty-first (31st) month after the date of its issue.  Notwithstanding the foregoing, if at any time a breach event (as defined in the Company’s Articles of Incorporation) occurs, then the dividend rate shall be 20% per annum on the stated value for each dividend period or part thereof in which a breach event has occurred or is outstanding.  The Series C Preferred shall, with respect to dividend rights, rank senior to all classes and series of the Company’s common stock and pari passu with the Company’s Series A and Series B Preferred Stock.

Voting Rights – The holders of the Series A and Series B Preferred Stock shall have no voting rights except on matters affecting their rights or preferences.  The holders of the Series C Preferred stock shall have full voting rights and powers equal to the voting rights and powers of holders of Common Stock.

Liquidation – Subject to the rights of the series C preferred, upon any liquidation, dissolution or winding-up of the Company, the holders of the Series A (subject to the rights of the Series B Preferred) and Series B Preferred Stock shall be entitled to receive an amount equal to the stated value per share of $4.00 and $3.20, respectively, plus any accrued and unpaid dividends before any payments shall be made to the holders of any common stock or hereinafter issued preferred stock.  The Series A Preferred has preference over the Series B Preferred in liquidation.  The holders of Series C Preferred shall be entitled to receive payment in an amount equal to twice the stated value, or $6.40 per share, plus any accrued and unpaid dividends, prior to and in preference of the holders of both the Series A and Series B Preferred.

Conversion - Each share of Series A Preferred Stock shall be convertible, at the option of the holder, at a conversion price of $4.00 per share.  Each share of Series B Preferred Stock shall be convertible, at the option of the holder, at a conversion price of $3.20 per share.  Each share of Series C Preferred shall be convertible, at the option of the holder, at a conversion price of $3.20 per share.  The Series C Preferred Stock provides for certain anti-dilution provisions which have the effect of reducing the conversion price for certain dilutive events, as defined, in addition to the standard anti-dilution provisions provided by the Series A and B Preferred.

Issuance Activity

On June 30, 2011, in conjunction with the Exchange Agreement described in Note 7, the Company issued 1,286,667 shares of Series C Preferred in exchange for the surrender and cancellation of a Senior Subordinated Secured Note in the amount of $4,000,000 and related accrued interest of $117,333.  In addition, the Company issued 128,667 shares of Series C Preferred as payment of $400,000 of accounts payable plus related accrued interest of $11,733 to its CFO.

(b) Common Stock

On June 15, 2011, pursuant to a services agreement, the Company issued 39,063 common shares with a value of $100,000 to a vendor.  The shares were recorded as a prepaid expense which is being amortized over the twelve month service period of the contract.

On June 30, 2011, pursuant to the Exchange Agreement described in Note 7, the Company issued 505,000 and 49,000 shares to the Note holder and the CFO, respectively.  The shares were valued at $1,161,500 and $112,700, respectively, and are included in the loss on debt extinguishment in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

In conjunction with and as a condition of the Purchase Agreement described in Note 7, the Company issued 25,000 common shares as settlement of the $80,000 to be paid in cash as an advisory fee.  The shares were valued at $57,500, and the difference of $22,500 was recorded as an offset to the loss on debt extinguishment in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011.

In conjunction with the Merger, as discussed in Note 1 the Company issued 153,883 shares of common stock valued at $353,931 as a finders’ fee.

(c) Warrants

The following summarizes information about the Company’s outstanding common stock warrants as of June 30, 2011:

				Total		Weighted
				Warrants	Total	Average
	Date		Strike	Outstanding	Exercise	Exercise
	Issued	Expiration	Price	and Exercisable	Price	Price

Bridge Notes	Jun-07	Jun-12	$7.23	17,974	$130,000
Preferred Stock - Class A	Jun-09	Jun-12	7.23	67,402	487,500
Preferred Stock - Class B	Jun-09	Jun-12	9.04	67,402	609,375
Senior Subordinated Notes	Dec-09	Dec-14	3.62	138,260	500,000
Senior Subordinated Notes	Dec-09	Dec-14	4.34	138,260	600,000

				429,298	$2,326,875	$5.42

NOTE 9 - STOCK OPTION PLAN

In December 2010, the Company established the 2010 Stock Option Plan (the “Plan”).  The Plan authorizes the issuance of 1,000,000 shares of common stock. Pursuant to the terms of the Merger Agreement, the Company assumed all of Old DecisionPoint’s obligations under their outstanding stock option plans and warrants.

The Plan is administered by the Board of Directors, or a committee appointed by the Board of Directors, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule.  The term of stock options granted under the Plans cannot exceed ten years.  Options shall not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date, and generally vest over a period of five years.  If the individual possesses more than 10% of the combined voting power of all classes of stock of the Company, the exercise price shall not be less than 110% of the fair market of a share of common stock on the date of grant.

A summary of the status of the Plan as of June 30, 2011, and information with respect to the changes in options outstanding is as follows:

			Weighted -
	Options		Average	Aggregate
	Available	Options	Exercise	Intrinsic
	for Grant	Outstanding	Price	Value

January 1, 2011	932,859	67,141	$2.97
Granted	(224,344)	224,344	2.40
Exercised	-	-	-
Assumed pursuant to Merger	(461,261)	461,261	1.71
Forfeited	50,783	(50,783)	(1.91)
June 30, 2011	298,037	701,963	$2.02	$294,091

Exercisable options at June 30, 2011		426,624	$1.95	$245,703

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes information about stock options outstanding as of June 30, 2011:

	Options Outstanding			Options Exercisable
			Weighted-			Weighted-
		Weighted-	Average		Weighted-	Average
		Average	Remaining		Average	Remaining
Range of	Number	Exercise	Contractual	Number	Exercise	Contractual
Exercise Prices	Outstanding	Price	Life (Years)	Exercisable	Price	Life (Years)

$1.45 - $7.00	701,963	$2.02	6.51	426,624	$1.95	4.79

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period.  The total fair value of options granted during the six months ended was $287,163.  No stock options were granted during the year ended December 31, 2010.

Due to the limited time that the Company’s common stock has been publicly traded, management estimates expected volatility based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including: industry, size and financial leverage.  The expected term of the awards represents the period of time that the awards are expected to be outstanding. Management considered expectations for the future to estimate employee exercise and post-vest termination behavior.  The Company does not intend to pay dividends on its common stock in the foreseeable future, and therefore has assumed a dividend yield of zero.  The risk-free interest rate is the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term of the awards.

The Company has no material historical basis for determining expected forfeitures and, as such, compensation expense for stock-based awards does not include an estimate for forfeitures in the current period.

Employee stock-based compensation costs for the six months ended June 30, 2011 and 2010, was $17,913 and $35,652, respectively, and is included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.  As of June 30, 2011, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was $302,277 which is expected to be recognized over a weighted-average vesting period of 4.5 years.

NOTE 10 – ESOP PLAN

The Company has an Employee Stock Ownership Plan (the “ESOP”) which covers all non-union employees.  The Company’s contribution expense for the six months ended June 30, 2011, was $89,248 representing $62,380 for the ESOP principal payment and $26,868 for the ESOP interest.  ESOP shares are allocated to individual employee accounts as the loan obligation of the ESOP to the Company is reduced.  These amounts were previously calculated on an annual basis by an outside, independent financial advisor.  Effective March 31, 2011, the Company has estimated this amount on a quarterly basis.  Compensation costs relating to shares released are based on the fair value of shares at the time they are committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for the six months ended June 30, 2011, was $101,404.  The fair value of the shares was $2.72 per share, based on the average of the daily market closing share price.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its office and warehouse facilities under various operating leases.  The corporate finance office and West coast sales and operations are located in Foothill Ranch, California where the Company leases 7,500 square feet.  The Company’s one year lease on these facilities expired in July 2011.  Currently, the company is on a month-to-month rental basis until such time that it re-locates its operations within the same geographic area.

The Company has a lease for 3,200 square feet in Shelton, Connecticut for its East coast sales and operations and is its executive headquarters which expires in April 2015.  The Company also leases 4,000 square feet in Middlesex, New Jersey for its East coast depot operation which expired in June 2011, and the rental is currently on a month to month basis.  Subsequent to June 30, 2011, the Company expects to sign a lease for 6,800 square feet in Edison, New Jersey, for 37 months at $5,500 per month and anticipates moving to the new location on or around October 1, 2011.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has a sales and administrative office located in Alpharetta, Georgia where it leases 4,330 square feet for general office purposes and will expire in April 2015.  In addition, the Company has a lease for 4,800 square feet in Alpharetta, Georgia for its technology lab center which expires in November 2011.

Rent expense for the six months ended June 30, 2011 and 2010, was $215,316 and $153,102, respectively.

Contingencies - The Company is involved in certain litigation arising in the normal course of its business.  Management, having consulted with its counsel, believes these matters will not, either individually or in the aggregate, have any material adverse impact on the operating results or financial position of the Company.

NOTE 12 - RELATED PARTIES

The Company purchases and sells certain products and services from iTEK Services, Inc. (“iTEK”), a privately held company owned by an unrelated ESOP.  iTEK is affiliated with the Company through limited overlapping management and Board representation by the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Sales to iTEK were at no incremental margin over the Company’s actual cost.  Purchases from iTEK are on similar terms that Company would have received from an unrelated third-party.

The following table summarizes the transactions with this affiliate:

	Six Months ended June 30,
	2011	2010

Purchased from affiliate	$273,380	$243,710
Sold to affiliate	4,152	226,179

Included in the Company’s current liabilities are the following amounts due its CEO and CFO and the above affiliate:

	June 30,	December 31,
	2011	2010

Accounts payable	$891,327	$1,118,025
Accrued interest	286,666	105,318
Payable to affiliate	206,971	100,166

The outstanding accounts payable balance accrues interest at 12% per annum (See Note 7).  The Company incurred interest expense to the related parties totaling approximately $208,000 and $250,000, for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011 and December 31, 2010, the Company has accrued interest payable to a Director of the Company of approximately $321,000 and $284,000, respectively, from a prior debt issuance which principal has been previously paid.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	Our ability to manage the growth of our business through internal growth and acquisitions;

•	The intensity of competition;

•	General economic conditions and,

•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems.

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements whether as a result more information, future events or occurrences.

OVERVIEW

We design, implement, and support mobile computing and wireless systems, and supply chain solutions for our customers which they use to deliver improved productivity and better customer service to their customers.  We provide systems and solutions that include a) professional services for system and solution design and implementation, and ongoing equipment and system support; b) hardware products, hardware maintenance, software products, and software maintenance sourced from suppliers and wholesale distributors; and c) software and software maintenance developed internally.  We provide value to our customers by giving them the capability to make better, faster and more accurate business decisions.  It is these mobile computing and wireless systems that empower people with the information to improve the hundreds of individual business decisions they make each day.

We are able to provide our customers with everything they need to bring their ideas to reality by using the specialized skills and knowledge of our people.  The range of our offerings include consulting and design services, technical and programming services, mobile computing, and wireless and RFID hardware, software, and support services to carry it out.  Customers are looking for mobile computing and wireless systems, and supply chain solutions that range from the design, implementation and support of hardware, software and professional services.  Systems and solutions continue to be developed with an ‘out-of–the box and one-stop shop’ approach to mobile computing and wireless systems.  Our core business and experience of working with suppliers of equipment, Independent Software Vendors, and developing solutions for our customers has enabled us to continuously expand and broaden our solutions and services for our customers.  We continuously look for opportunities to help our customers relating to our core competencies.  Our ongoing involvement with technological changes of equipment and software and the associated services offerings positions us to expand our professional services business and provide solutions for customers to improve their operations.

We are focused on several markets.  These include retail, manufacturing, distribution, transportation and logistics.  We are also increasingly focused on the markets for these systems in the markets where there are large groups of field services workers.  These markets include maintenance and repair, inspections, deliveries, and other specialized business services such as uniform rental.  This part of our business did not exist a few years ago.  But with the continued growth of the mobile Internet, we expect to add resources in this area in order to take advantage of the increasing opportunities.  We expect our customers to continue to embrace and deploy new technology to enhance their own customers’ experience with business and improve their own operations to lower their operating costs and better service their customers.  Our expertise and understanding of our customers’ operations and operations of businesses in general coupled with our expertise and understanding of new technology for equipment and software offerings enables us to identify new trends and opportunities to implement new solutions to our existing and potential customers.

Acquisition of CMAC

On December 31, 2010, we acquired CMAC, a supply chain consulting and systems integration firm focused on delivering operational and technical solutions for the enterprise.  Both CMAC and DecisionPoint are in the same vertical markets, and the acquisition is intended to broaden our professional and software integration services.  Our combined teams will work together to complement each other’s strengths.  The acquisition of CMAC also expands our data base of professional services contractors who are available on an as needed basis, thereby enabling us to be more responsive and act more quickly to assist our customers.  The acquisition of CMAC will enable us to increase our professional services and software revenue by enhancing our ability to deliver operational and technical supply chain solutions.  We anticipate that CMAC will improve our overall gross margin through its professional services revenue, as well as provide us with additional resources to grow our current professional services revenue through its experienced staff of in-house consultants and data base of contract professional services consultants.

The operating results of CMAC are included in our results of operations beginning January 1, 2011.

Recent Business Developments

The Merger

On June 15, 2011, we acquired all of the issued and outstanding capital stock of Old DecisionPoint from its shareholders in exchange for 4,593,660 shares of common stock, resulting in an exchange ratio of one share for every eight shares of common stock tendered (1:8).  We also acquired all of the issued and outstanding Series A Cumulative Convertible Preferred Shares and Series B Cumulative Convertible Preferred Shares in exchange for 243,750 and 118,750 Cumulative Convertible Preferred Shares, respectively.  Immediately after the Merger, there were 6,934,412 shares of common stock outstanding and 243,750 and 118,750 shares of our Series A Cumulative Convertible Preferred Shares and Series B Cumulative Convertible Preferred Shares outstanding, respectively.  Pursuant to the terms of the Merger Agreement, we assumed all of Old DecisionPoint’s obligations under their outstanding stock option plans and warrants.  In connection with and upon the Effective Date of the Merger, we issued 153,883 additional common shares as payment for finders’ fees.  The shares were valued at $2.30 per share, the closing share price on the Effective Date for total consideration of $353,931.  Other expenses related to the Merger totaled $303,835.  The finders’ fees and other expenses have been accounted for as costs of the reverse recapitalization in the accompanying statement of stockholders’ equity (deficit).

After the Merger, the Board of Directors of the Company is composed of Nicholas R. Toms, Donald W. Rowley, David M. Rifkin, Jay B. Sheehy, Robert M. Chaiken, Maydan Rothblum, Marc Ferland and Lawrence Yelin.

The executive officers of the Company are as follows:

Nicholas R. Toms	Chief Executive Officer and President
Donald W. Rowley	Chief Financial Officer
John E. Chis	Senior Vice President, Sales
Bryan E. Moss	Senior Vice President, Professional Services
Melinda Wohl	Vice President, Finance – Controller and Treasury
Roy A. Ceccato	Vice President, Finance – SEC Reporting and Compliance

The estimated fair values of the financial assets received and liabilities assumed from Comamtech, Inc. in the reverse recapitalization are comprised of the following as of June 15, 2011:

Cash	$2,361,742
Note receivable	100,000
Other receivable	1,488,850
Other curent assets	150,545
Accounts payable	(153,450)

Net asset value	$3,947,687

The other receivable represents a $1,500,000 payment due from the sale of a business by Comamtech, Inc. to a publicly traded company.  The receivable is due May 2012.  We have estimated the fair value of this receivable by calculating the present value of the expected cash payment using a credit risk adjusted interest rate of 4.6%,  The note receivable represents approximately $4,400,000 due from the sale of a business by Comamtech, Inc. to a private company (the “Borrower”).  The note is secured by the assets of the Borrower and is guaranteed by its principal shareholder.  To accommodate the Borrowers’ inability to perform, the note was restructured several times by Comamtech, Inc. prior to the Merger.  The Borrower defaulted on the most recently amended terms on August 10, 2011 and we have sent the Borrower a demand for payment.  We are actively gathering information as to the Borrower, its assets and its guarantor and is currently attempting to negotiate the collection of the note receivable.  To date, we have not been able to secure a viable path for repayment and, based on all of the information currently available, we have assessed the financial health and capitalization of the Borrower along with its claim paying ability as being very poor.  Accordingly, we have estimated the fair value of the note receivable to be $100,000.

Pursuant to the Merger Agreement, on or before August 25, 2011, we shall have an audit performed of the balance sheet of Comamtech as of June 15, 2011 (the “Opening Balance Sheet Audit”).  On or before August 25, 2011, we shall prepare a statement (the “Purchase Price Statement”) setting forth its good faith computation of the shareholders’ equity of Comamtech as of August 15, 2011.  The Purchase Price Statement shall include the balances from the Opening Balance Sheet Audit with adjustments for realized and unrealized gains and losses and income and expenses from the disposition and maintenance of the assets and liabilities on the Opening Balance Sheet Audit.  Although management has prepared the Opening Balance Sheet, to date it has not been audited.

Pursuant to the Merger Agreement, if the final shareholders’ equity balance reflected in the Opening Balance Sheet Audit is less than $7,233,000, then the shareholders of Old DecisionPoint at the date of the Merger are entitled to receive, on a pro rata basis, common shares according to a schedule set forth in the Merger Agreement.  As of the date of this report, the shareholders’ equity balance reflected in the unaudited Opening Balance Sheet was $3,947,687 (see table above) and as a result, we are in the process of issuing the maximum number of additional common shares of 487,310 to the Old DecisionPoint shareholders.  These shares have been included in total common shares issued and outstanding as of the Effective Date of the transaction.  This had the effect of reducing the exchange ratio from one for eight shares (1:8) to one for seven point two three shares (1:7.23273).  The additional common shares have been accounted for as a reduction in the exchange ratio for all other securities, including the preferred stock, and options and warrants to purchase shares of our securities.

As a result, after the adjustment to the exchange ratio, we had acquired all of the issued and outstanding capital stock of Old DecisionPoint from its shareholders by exchanging 36,749,286 of Old DecisionPoint common shares for 5,080,970 shares of our common stock and by exchanging 975 and 380 shares of Old DecisionPoint Series A and Series B Cumulative Convertible Preferred Shares, for 269,608 and 131,347 shares of our Series A and Series B Cumulative Convertible Preferred Shares, respectively.

Accounting Treatment of the Merger; Financial Statement Presentation

Prior to the Merger, we were a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  The Merger was accounted for as a reverse recapitalization pursuant to the guidance in “SEC’s Division of Corporation Finance Financial Reporting Manual”.  These transactions are considered by the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations.  Accordingly, the Merger has been accounted for as a recapitalization, and, for accounting purposes, Old DecisionPoint is considered the acquirer and surviving entity in the reverse acquisition.  The accompanying historical unaudited condensed consolidated financial statements prior to the Merger are those of Old DecisionPoint.

The accompanying unaudited condensed consolidated financial statements present the previously issued shares of Comamtech common stock as having been issued pursuant to the Merger on June 15, 2011, with the consideration received for such issuance being the net assets of Comamtech received in the Merger.  The shares of common stock we issued to Old DecisionPoint’s stockholders in the Merger are presented as having been outstanding since the original issuance of the shares.  Further, the exchange ratio, as adjusted above, has been retroactively applied to all share, weighted average share, loss per share, and stock option and warrant disclosures.

Senior Subordinated Secured Note and Debt Extinguishment

On May 18, 2011, we entered into a Note Purchase Agreement (the “Purchase Agreement”), pursuant to which we issued a $4,000,000 Senior Subordinated Secured Note (the “Note”).  Principal and interest at a rate of 12% was originally due and payable on August 31, 2011.  Pursuant to the Purchase Agreement, on June 15, 2011, the consummation date of the Merger with Comamtech, the maturity date of the Note was extended to May 31, 2012, and the interest rate was increased to 24% retroactive to the issuance date.  Total cash received under the Purchase Agreement was approximately $3,700,000, net of fees.  In conjunction with and as a condition of the Purchase Agreement, we and the Note holder entered into an advisory services agreement pursuant to which the we paid $150,000 in cash on the effective date of the agreement, with 200,000 shares of common stock to be issued to the Note holder if the Comamtech Merger was not consummated by August 31, 2011, or an additional $80,000 if the Merger was consummated.  Upon the consummation of the Merger on June 15, 2011, we issued 25,000 common shares as settlement of the $80,000 cash payment.  The fair value of the common shares of $2.30 or $57,500 was recorded as equity, and the difference of $22,500 was included as a reduction in the loss on debt extinguishment as described below.

On June 30, 2011, we entered into an Exchange Agreement (the “Exchange Agreement”) with the Note holder pursuant to which the we issued 1,286,667 shares of its Series C Cumulative Convertible Preferred Stock (the “Series C Preferred”) with a fair value of $3.73 per share, or $4,799,268, in exchange for the surrender and cancellation of the Note and payment of accrued interest of $117,333.  In connection with the Exchange Agreement, we also issued 505,000 shares of common stock with a closing market price of $2.30 per share, or $1,161,500, for no additional consideration.  In addition, the Note holder received protective anti-dilution rights which entitles it to receive additional shares if at any time we are required, pursuant solely to the Merger Agreement as described in Note 1 in the accompanying unaudited condensed consolidated financial statements, to issue additional shares of common stock to its shareholders as is necessary for the Note holder to maintain the same beneficial ownership percentage, on a fully diluted basis, as they had before any such additional shares were issued.  On June 30, 2011, pursuant to these protective anti-dilution rights, we accrued $243,110 for the expected issuance of 105,700 shares to the Note holder in August 2011.  The shares were valued at $2.30 per share, the closing price of our common stock on June 30, 2011.  The expense related to the probable expected future issuance of the shares is recorded as a loss on debt extinguishment in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011.

Pursuant to the Exchange Agreement, we had a contingent obligation to issue up to a maximum of 500,000 shares of its common stock to the Note holder.  The contingency is dependent upon the receipt of payments on the note receivable and other receivable acquired pursuant to the Merger with Comamtech.  The Exchange Agreement defines certain thresholds for the amounts of these payments, the receipt of which would lower the number of common shares to be contingently issued on an incremental basis.  Based upon the probability that the threshold amount expected to be received would result in no additional shares being issued, the fair value per share is estimated to be $0.

In conjunction with the Exchange Agreement, we entered into an agreement by and between us, the Note holder, and our Chief Financial Officer, (“CFO”).  Pursuant to this agreement, we issued 128,667 shares of Series C Preferred and 49,000 shares of common stock to our CFO as settlement of $400,000 of accrued expenses and $11,733 of accrued interest owed to our CFO.  In addition, our CFO shall also be issued shares of common stock in an amount equal to an aggregate of ten percent (10%) of any additional shares of common stock issued to the Note holder as described above.  We accrued $23,920 for the expected issuance of an additional 10,400 common shares to our CFO in August 2011.  The shares were valued at $2.30 per share, the closing price of common stock on June 30, 2011.  The expense related to the probable expected future issuance of the shares is recorded as a loss on debt extinguishment in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2011.

The interest rate on the balance of the payable to our CFO was reduced to 12% per annum (See Note 12 in the accompanying unaudited condensed consolidated financial statements) until such time as the annual dividend rate on the Series C Preferred is increased to 12% and 20% per annum, as defined, at which time the interest rate on the amount payable shall be increased to 16% and 25%, respectively.

The Exchange Agreement was accounted for as a debt extinguishment as the exchange was effected by issuance of common and preferred stock that did not represent the exercise of a conversion right contained in the terms of the debt at issuance.  We determined that the loss on exchange of debt by comparing the carrying value of the debt extinguished to the fair value of the consideration tendered, and recorded $2,641,059 as a loss on debt extinguishment.

The loss was the result of the difference between the fair value of the consideration given and the carrying value of the senior subordinated secured note extinguished, as follows:

Fair value of consideration tendered in extinguishment
Series C Preferred	$5,279,195
Common stock	1,331,700
Accrued expense related to expected issuance of anti-dilution shares	267,030
Expenses related to senior subordinated secured note	372,200
7,250,125
Carrying value of debt extinguished
Senior subordinated secured note and related accrued interest	4,117,333
Related party accounts payable and accrued interest	411,733
Advisory services payable related to senior subordinated secured note	80,000
4,609,066

Total loss on extinguishment of debt	$2,641,059

Other Matters

We have partnered with a major industry vendor to extend its device management support offerings to include Apple iOS and Android devices.  We will shortly release a new Software as a Service (“SaaS”) device management service utilizing this vendor’s platform.

Additionally, we have become authorized re-sellers for select industrialized laptops and computers along with other peripheral hardware devices.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations is based upon the unaudited results of operations for the six months ended June 30, 2011, as compared to the same period ended June 30, 2010.  These should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this Form 10-Q along with our Form 10-K, filed with the Securities and Exchange Commission on March 16, 2011.

Comparison of the Quarters Ended June 30, 2011 and June 30, 2010

Net sales were $13.2 million for the quarter ended June 30, 2011, compared to $13.3 million for the quarter ended June 30, 2010, a decrease of $0.1 million or 0.5%.  Although we did not realize any material change in our product mix and/or product offerings, we experienced a decrease in our revenue generated from our large retail based customers in the quarter, which was partially offset by the revenue earned by CMAC, which we acquired on December 31, 2010.

Cost of sales was $10.6 million for the quarter ended June 30, 2011, compared to $10.8 million for the quarter ended June 30, 2010, a decrease of $0.2 million or 1.9%, in line with the decrease in net sales.  Our gross margin and gross profit were 20.2% and $2.7 million for the quarter ended June 30, 2011, respectively, as compared to 19.0% and $2.5 million for the quarter ended June 30, 2010, respectively.  We continue to implement increased cost control of the products and services which we resell, our professional services costs were positively impacted by our slightly better utilization associated with lower recognized revenue from these services in the current quarter and therefore, we did realize higher margins on those services.  We have continued to make some personnel reductions in the second quarter that will be fully realized in the second half of 2011.

Selling, general and administrative expenses were $3.5 million for the quarter ended June 30, 2011, compared to $2.5 million for the quarter ended June 30, 2010, an increase of $1.0 million or 40.9%.  The increase in the current quarter was the direct result of additional costs and personnel related to the integration of our acquisition of CMAC of approximately $0.6 million.  Additional costs incurred were approximately $0.1 million for investor relations and other non-cash compensation costs including employee stock based compensation.  Balance of the increase was due to additional sales hires and related fees of $0.1 million and an increase in administrative salaries and expense of $0.2 million.

Other expenses were $ 3.0 million for the quarter ended June 30, 2011 compared to $0.9 million for the quarter ended June 30, 2010, an increase of $2.1 million or 245.3%, mainly due to the loss on debt extinguishment as noted below.  Other expenses had historically only consisted of interest expense and miscellaneous other non-recurring expense items.  Interest expense which is related to our line of credit and term loan was $0.3 million for both periods.  The amount of the interest expense due related parties was $0.1 million in both periods.  Interest due on our subordinated debt was $0.1 million in both periods.  The slight decrease in interest expense was the result of the lower balance on our line of credit during the quarter.  The $0.4 million decrease in other expense was the result of the repayment of our subordinated notes in December 2010 and the subordinated debenture in June 2010.

In the current quarter ended June 30, 2011, we sold $4.0 million of secured debt and exchanged that same debt for convertible preferred stock in the same period.  The accrued interest expense and preferred stock issued as relating to the debt along with an additional issuance of common shares, at no cost, were all treated as a 'loss on debt extinguishment' as indicated on a separate line item in ‘other expense’ in our unaudited condensed consolidated statements of operations.  This one-time, non-cash expense totaled $2.6 million in the second quarter.  There were no further expenses related to this transaction in the subsequent period.

Comparison of the Six Months Ended June 30, 2011 and June 30, 2010

Net sales were $26.0 million for the six months ended June 30, 2011, compared to $24.4 million for the six months ended June 30, 2010, an increase of $1.7 million or 6.8%.  The increase in net sales in the current six months was primarily due to the revenues earned by CMAC, which we acquired on December 31, 2010.

Cost of sales was $21.0 million for the six months ended June 30, 2011, compared to $19.8 million for the six months ended June 30, 2010, an increase of $1.2 million or 6.3%, in line with the increase in net sales.  Our gross margin and gross profit were 19.2% and $5.0 million for the six months ended June 30, 2011, respectively, as compared to 18.7% and $4.6 million for the six months ended June 30, 2010, respectively.  We have continued to implement increased cost control of the products and services which we resell, our professional services costs were positively impacted by our better utilization associated with greater recognized revenue from these services in the current six months and therefore, we did realize the higher margins on those services.  We have made some personnel reductions in the first six months that will be fully realized in the second half of 2011.

Selling, general and administrative expenses were $7.0 million for the six months ended June 30, 2011, compared to $4.9 million for the six months ended June 30, 2010, an increase of $2.1 million or 42.1%.  The increase in the current six months was the result of additional costs and personnel related to the on-going integration of our acquisition of CMAC of approximately $1.1 million.  Additional costs incurred were approximately $0.1 million for investor relations and other non-cash compensation costs including employee stock based compensation of $0.1 million.  Balance of the increase was due to additional sales hires and related fees of $0.4 million and an increase in administrative salaries and expense of $0.4 million.

Other expenses were $3.5 million for the six months ended June 30, 2011 as compared to $1.7 million for the six months ended June 30, 2010, increased $1.8 million or 108.7%, mainly due to the loss on debt extinguishment as noted below.  Other expenses had historically only consisted of interest expense and miscellaneous other expense non-recurring items.  Interest expense is primarily related to our line of credit and term loan, and was $0.6 million for the six months ended June 30, 2011, compared to $0.7 million for the six months ended June 30, 2010, a decrease of $0.1 million.  Interest expense due related parties was $0.2 million in both the 2011 and 2010 periods.  The $0.7 million decrease in other expense was the result of the repayment of our subordinated notes in December 2010 and the subordinated debenture in June 2010.

In the six months ended June 30, 2011, we sold $4.0 million of secured debt and exchanged that same debt for convertible preferred stock in the same period.  The accrued interest expense and preferred stock issued as relating to the debt along with an additional issuance of common shares, at no cost, were all treated as a ‘loss on debt extinguishment’ as indicated on a separate line item in ‘other expense’ in our unaudited condensed consolidated statements of operations.  This one-time, non-cash expense totaled $2.6 million in the second quarter.  There were no further expenses related to this transaction in the subsequent period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

As of June 30, 2011 and December 31, 2010, we had cash of approximately $0.2 million and $0.3 million, respectively.  We have used, and plan to use, such cash for general corporate purposes, including working capital.  As a matter of course, we do not maintain significant cash balances on hand since we are financed by a line of credit.  Typically, any excess cash is automatically applied to the then outstanding line of credit balance.  As such, we anticipate that we will have more than sufficient borrowing capacity to continue our operations in the normal course of business unless unforeseeable material economic events occur that are beyond our control, subject to our ability to successfully renegotiate the terms of our line of credit which is currently in default.

As of June 30, 2011, we have negative working capital of $5.7 million and total stockholders’ equity of $2.2 million.  Included in current liabilities is unearned revenue of $5.9 million, which reflects services that are to be performed in future periods but that have been paid and/or accrued for and therefore, do not generally represent additional future cash outlay requirements.  Included in current assets are deferred costs of $3.2 million which reflect costs paid for third party extended maintenance services that are being amortized over their respective service periods.  The net change in the unearned revenue, offset by the deferred costs, will provide a benefit in future periods as the amounts convert to realized revenue.

In December 2010, our credit facility was increased to a total of $10.0 million, in order to provide funding for our acquisition of CMAC, Inc.  In February 2011, our bank renewed our credit line for two years while increasing the total facility to $13.0 million.  Our line of credit provides for borrowings based upon eligible accounts receivable.  Interest accrues at prime plus 3.5%.  The amounts outstanding under the line of credit at June 30, 2011 and December 31, 2010, were approximately $0.8 million with interest accruing at 7.5%, and $4.4 million with interest accruing at 7.5%, respectively.  Availability under this line of credit was approximately $5.4 million and $2.6 million as of June 30, 2011 and December 31, 2010, respectively.  As of March 31, 2011, the Company was not in compliance with the fixed charge ratio covenant in the agreement and the lender issued a waiver in regards to the non-compliance with such covenant for an additional charge of $62,500 plus legal fees of approximately $15,000, payable immediately.  Such amounts have been reflected as additional interest expense in the unaudited condensed consolidated statements of operations.  On May 20, 2011, pursuant to a Consent and Amendment to Loan and Security Agreement, the Loan Agreement was amended to accelerate the maturity date to April 30, 2012.

We also have a $3.0 term loan with the same lender payable in 36 equal monthly installments of principal plus interest beginning on February 1, 2011, and accruing interest at a fixed rate equal to 9% per annum.  The term loan is included in the overall credit facility with the financial institution of $13.0 million.  The term loan is secured by substantially all of our assets.  The term loan agreement includes various customary covenants, limitations and events of default.  The term loan agreement also maintains certain additional affirmative and negative covenants, including limitations on incurring additional indebtedness.  As of March 31, 2011, we were not in compliance with the certain covenants in the agreement.  On May 20, 2011, the lender issued a waiver in regards to the non-compliance with such covenant and had amended the Loan Agreement for an additional charge of $62,500, payable immediately.  On May 20, 2011, pursuant to a Consent and Amendment to Loan and Security Agreement, the Loan Agreement was amended to accelerate the maturity date to April 30, 2012.

As of June 30, 2011, the Company was not in compliance with its covenants of the Loan Agreement, as amended.  As of the date of the filing of this report on Form 10Q, the lender has not waived this event of noncompliance and the Company and the lender have not agreed to new terms. Currently, the Company and its lender are in process of negotiating new covenants with a goal of gaining compliance for the third quarter.  There can be no assurance that both the Company and its lender will agree to amended terms or can agree upon terms satisfactory to gain compliance.

We believe that cash on hand, plus amounts anticipated to be generated from operations and from other contemplated financing transactions, whether from issuing additional long term debt or the sale of equity securities through a private placement, as well as borrowings available under our line of credit (subject to our ability to successfully renegotiate the terms of our line of credit which is currently in default), will be sufficient to support our operations through June 30, 2012.  If we are not able to raise funds through private placements, we may choose to modify our growth plans to the extent of available funding, if any, and further reduce our selling, general and administrative expenses.  If we are unable to successfully renegotiate our line of credit, our current operations could be significantly impacted.

For the six months ended June 30, 2011, net cash provided by operating activities was $0.2 million, primarily due to our net loss of $5.5 million as reduced by a $4.5 million decrease in accounts receivable, non cash charges totaling $3.1 million and an increase in net unearned income and deferred costs of $0.6 million, which was offset by a $2.1 million reduction in accounts payable.

Net cash used in investing activities was $2.2 million for our acquisition of CMAC on December 31, 2010, but funded in January 2011.

Net cash provided by financing activities was $1.9 million for the six months ended June 30, 2011.  In May 2011, we obtained a $4.0 million senior subordinated secured note.  On June 30, 2011, we completed the exchange of the note for convertible preferred stock and an additional issuance of common stock for no additional consideration.  Our line of credit was also reduced by the $2.1 million of cash acquired in the reverse recapitalization.  In aggregate, with funds provided in financing activities, we decreased our obligation on our line of credit by a net of $3.5 million for the period.  The balance of the activity was the regularly scheduled principal payments on our term loan of $0.5 million.

For the six months ended June 30, 2010, net cash used operating activities was $0.2 million, primarily due to a $2.7 million increase in accounts payables, which was offset by net change of the total of our current assets and liabilities.  All of these have offset our net loss of $2.0 million during the six months ended June 30, 2010.  Net cash used in investing activities was immaterial for the six months ended June 30, 2010.  Net cash provided by financing activities for the six months ended June 30, 2010, was the net change between the increase in our line of credit and the other repayments of debt.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods.  In preparing the condensed consolidated financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality.  Actual results may differ from these estimates.  In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses.  We believe that of our critical accounting policies, the following may involve a higher degree of judgment and estimation:

Accounts Receivable

We have policies and procedures for reviewing and granting credit to all customer accounts, including:

•	Credit reviews of all new customer accounts,

•	Ongoing credit evaluations of current customers,

•	Credit limits and payment terms based on available credit information,

•	Adjustments to credit limits based upon payment history and the customer’s current credit worthiness, and

•	An active collection effort by regional credit functions, reporting directly to the corporate financial officers.

We reserve for estimated credit losses based upon historical experience and specific customer collection issues.  Accounts receivable reserves as of June 30, 2011, were approximately $265,000, or 3.1% of the balance due.  We believe our reserve level is appropriate considering the quality of the portfolio as of June 30, 2011, based on the lack of any material write-offs of bad debt.  While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience due to the current economic recession.

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined under the first-in, first-out (FIFO) method.  We periodically review our inventories and makes provisions as necessary for estimated obsolete and slow-moving goods.  We mark down inventory to an amount equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices and market conditions.  The creation of such provisions results in a write-down of inventory to net realizable value and a charge to cost of sales.

Goodwill and Long-Lived Assets

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is subject to impairment testing at least annually. Goodwill is also subject to testing as necessary, if changes in circumstances or the occurrence of certain events indicate potential impairment. In assessing the recoverability of our goodwill, identified intangibles, and other long-lived assets, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made, as well as the related estimated useful lives. The fair value of goodwill and long-lived assets is estimated using a discounted cash flow valuation model and observed earnings and revenue trading multiples of identified peer companies. If these estimates or their related assumptions change in the future as a result of changes in strategy or market conditions, we may be required to record impairment charges for these assets in the period such determination was made.

Revenue recognition

Revenues are generated through product sales, warranty and maintenance agreements, software customization, and professional services.  Product sales are recognized when the following criteria are met (1) there is persuasive evidence that an arrangement exits; (2) delivery has occurred and title has passed to the customer, which generally happens at the point of shipment provided that no significant obligations remain; (3) the price is fixed and determinable; and (4) collectability is reasonably assured.  We generate revenues from the sale of extended warranties on wireless and mobile hardware and systems.  Revenue related to extended warranty and service contracts is recorded as unearned revenue and is recognized over the life of the contract and may be liable to refund a customer for amounts paid in certain circumstances.

We also generate revenue from software customization and professional services on either a fee for-service or fixed fee basis.  Revenue from software customization and professional services that is contracted as fee for-service, also referred to as per-diem billing, is recognized in the period in which the services are performed or delivered.  Material fixed fee services are accounted for in conformity with either the percentage-of-completion or the completed-contract method, when appropriate.

Stock-based compensation

We record the fair value of stock-based payments as an expense in our consolidated financial statements.  We determine the fair value of stock options using the Black-Scholes option-pricing model.  This valuation model requires us to make assumptions and judgments about the variables used in the calculation.  These variables and assumptions include the weighted-average period of time that the options granted are expected to be outstanding, the volatility of our common stock, the risk-free interest rate and the estimated rate of forfeitures of unvested stock options.  Additional information on the variables and assumptions used in our stock-based compensation are described in Note 9 of the accompanying notes to our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2011.

Inflation

We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

ITEM 3.                 QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls.

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met.  Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.  Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were sufficiently effective to provide reasonable assurance that the objectives of our disclosure control system were met.

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.                         LEGAL PROCEEDINGS

From time to time, DecisionPoint may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

ITEM 1A.                      RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Form 10K as filed with the SEC on March 16, 2011.

ITEM 2.                        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period ended June 30, 2011, that were not otherwise required to be disclosed in a current report on Form 8-K.

ITEM 3.                        DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                        REMOVED and RESERVED

ITEM 5.                        OTHER INFORMATION

Not applicable.

ITEM 6.                                EXHIBITS

Exhibit Number	Description of Exhibit

3.01	Certificate of Incorporation of DecisionPoint Systems, Inc. dated June 15, 2011, incorporated by reference to the Current Report on Form 8-K filed on June 21, 2011.

3.02	Certificate of Corporate Domestication of DecisionPoint Systems, Inc. dated June 15, 2011, incorporated by reference to the Current Report on Form 8-K filed on June 21, 2011.

4.1	Certificate of Designation of Preferences, Rights and Limitations of Series A Cumulative Convertible Preferred Stock.

4.2	Certificate of Designation of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock.

4.3
Certificate of Designation, of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series C Cumulative Convertible Preferred Stock, incorporated by reference to the Current Report on Form 8-K filed on July 7, 2011.

10.1
Arrangement Agreement among DecisionPoint Systems, Inc., Comamtech Inc. and 2259736 Ontario Inc., dated October 20, 2010, incorporated by reference to the Current Report on Form 8-K filed on March 24, 2011.

10.2	Amendment No. 1 to the Arrangement Agreement, dated December 23, 2010, incorporated by reference to the Current Report on Form 8-K filed on March 24, 2011.

10.3	Amendment No. 2 to the Arrangement Agreement, dated March 22, 2011, incorporated by reference to the Current Report on Form 8-K filed on March 24, 2011.

10.4	Amendment No. 3 to the Arrangement Agreement, dated April 8, 2011, incorporated by reference to the Current Report on Form 8-K filed on April 14, 2011.

10.5	Amendment No. 4 to the Arrangement Agreement, dated April 13, 2011, incorporated by reference to the Current Report on Form 8-K filed on April 19, 2011.

10.6	Ontario Superior court of Justice Commercial List, incorporated by reference to the Current Report on Form 8-K filed on June 21, 2011.

14.1	Code of Ethics, incorporated by reference to the Current Report on Form 8-K filed on June 21, 2011.

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a).

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.1	Audit Committee Charter, incorporated by reference to the Current Report on Form 8-K filed on June 21, 2011.

99.2	Compensation and Governance Committee Charter, incorporated by reference to the Current Report on Form 8-K filed on June 21, 2011.

99.3	Exchange Agreement between DecisionPoint Systems, Inc. and Sigma Opportunity Fund II LLC., incorporated by reference to the Current Report on Form 8-K filed on July 7, 2011.

99.4
Investor Rights Agreement between DecisionPoint Systems, Inc. and Sigma Opportunity Fund II, LLC and Sigma Capital Advisors, LLC, incorporated by reference to the Current Report on Form 8-K filed on July 7, 2011.

99.5	Agreement between DecisionPoint Systems, Inc., Sigma Opportunity Fund II, LLC and Donald W. Rowley, incorporated by reference to the Current Report on Form 8-K filed on July 7, 2011.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*
* Attached as Exhibit 101 to this report are the following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in XBRL (eXtensible Business Reporting Language):  (i) the Unaudited Condensed Consolidated Balance Sheets, (ii) the Unaudited Condensed Consolidated Statements of Operations, (iii) the Unaudited Consolidated Statements of Stockholder’s Equity, (iv) the Unaudited Condensed Consolidated Statements of Cash Flows, and (v) related notes to these financial statements tagged as blocks of text.  The XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and is not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of those sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DecisionPoint Systems, Inc.

Date: August 22, 2011	By:	/s/ Nicholas E. Toms
Nicholas E. Toms
Principal Executive Officer

Date: August 22, 2011	By:	/s/ Donald W. Rowley
Donald W. Rowley
Principal Financial and Accounting Officer