Form 10-Q
period 2011-09-30
DecisionPoint Systems, Inc.
filed 2011-11-10
CIK 1505611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

DECISIONPOINT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-54200	37-1644634
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

19655 Descartes, Foothill Ranch, CA 92610-2609
(Address of principal executive offices) (Zip code)

(949) 465-0065
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The number of shares of common stock, par value $0.001 per share of DecisionPoint Systems, Inc., issued and outstanding as of the close of business on November 8, 2011 was 8,182,791.

DECISIONPOINT SYSTEMS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Page No.

Item 1. Condensed Consolidated Financial Statements (unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations for the Three and Nine Months Ended	4
September 30, 2011 and 2010
Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the Nine Months Ended	5
September 30, 2011
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended	6
September 30, 2011 and 2010
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Item 1a. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3. Defaults Upon Senior Securities	31
Item 4. Removed and Reserved	31
Item 5. Other Information	31
Item 6. Exhibits	31
Signatures	32

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2011	2010
ASSETS		(Restated)
Current assets
Cash	$193,916	$315,169
Accounts receivable, net	9,695,152	12,575,597
Other receivables	1,508,803	-
Inventory, net	599,788	898,465
Deferred costs	2,763,645	3,562,654
Deferred tax assets	55,000	55,000
Prepaid expenses	374,649	457,863
Total current assets	15,190,953	17,864,748

Property and equipment, net	95,059	100,070
Other assets, net	202,146	173,465
Deferred costs, net of current portion	1,349,528	1,414,851
Goodwill	5,538,466	5,508,864
Intangible assets, net	2,342,750	2,729,000
Total assets	$24,718,902	$27,790,998

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$8,673,009	$10,364,368
Accrued expenses and other current liabilities	2,336,787	5,368,060
Line of credit	2,383,649	4,364,221
Current portion of debt	1,000,000	1,000,000
Unearned revenue	4,494,422	5,714,434
Total current liabilities	18,887,867	26,811,083

Long term liabilities
Unearned revenue, net of current portion	1,884,476	1,850,440
Debt, net of current portion and discount	1,213,766	1,940,000
Interest payable	60,000	60,000
Total liabilities	22,046,109	30,661,523

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 500,000 designated
Series A Cumulative Convertible Preferred, 500,000 designated Series B
Cumulative Convertible Preferred and 5,000,000 designated Series C Cumulative
Convertible Preferred, 1,816,289 and 400,955 shares issued and outstanding, including cumulative and imputed preferred dividends of $308,253 and $130,738,
and with a liquidation preference of $10,625,175 and $1,485,738, respectively	6,192,319	1,485,738
Common stock, $0.001 par value, 100,000,000 shares authorized,
8,182,791 and 5,080,970 shares issued and outstanding, respectively	8,183	5,081
Additional paid-in capital	14,480,534	8,238,995
Accumulated deficit	(17,078,251)	(11,576,776)
Unearned ESOP shares	(929,992)	(1,023,563)
Total stockholders' equity (deficit)	2,672,793	(2,870,525)

Total liabilities and stockholders' equity (deficit)	$24,718,902	$27,790,998

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
		(Restated)		(Restated)

Net sales	$16,446,541	$16,414,168	$42,471,307	$40,774,472

Cost of sales	13,007,116	13,463,533	34,042,818	33,260,116

Gross profit	3,439,425	2,950,635	8,428,489	7,514,356

Selling, general and administrative expense	3,274,994	2,469,145	10,267,641	7,389,011

Operating income (loss)	164,431	481,490	(1,839,152)	125,345

Other expense:
Interest expense	230,982	444,047	1,003,597	1,407,445
Loss on debt extinguishment	24,098	-	2,665,157	-
Other (income) expense, net	(372,486)	116,717	(295,702)	825,696
Total other (income) expense	(117,406)	560,764	3,373,052	2,233,141

Net income (loss) before income taxes	281,837	(79,274)	(5,212,204)	(2,107,796)

Provision for income taxes	13,450	23,168	21,173	75,735

Net income (loss)	268,387	(102,442)	(5,233,377)	(2,183,531)

Cumulative preferred stock dividends	(213,898)	(19,500)	(268,098)	(58,500)

Net income (loss) attributable to common shareholders	$54,489	$(121,942)	$(5,501,475)	$(2,242,031)

Net income (loss) per share -
Basic	$0.01	$(0.03)	$(1.00)	$(0.68)
Diluted	$0.01	$(0.03)	$(1.00)	$(0.68)

Weighted average shares outstanding -
Basic	7,320,328	3,499,060	5,493,530	3,308,664
Diluted	7,417,555	3,499,060	5,493,530	3,308,664

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Unaudited Consolidated Statements of Stockholders’ Equity

	Convertible				Additional	Accumu-	Unearned	Total
	Preferred stock		Common stock		paid-in	lated	ESOP	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	shares	equity

Balance at January 1, 2011 (restated)	400,955	$1,485,738	5,080,970	$5,081	$8,238,995	$(11,576,776)	$(1,023,563)	$(2,870,525)

Reverse recapitalization transaction:
Shares deemed issued to Comamtech
stockholders in exchange for net
assets contributed	-	-	2,186,869	2,187	3,945,500	-	-	3,947,687
Expenses related to reverse recapitalization	-	-	-	-	(734,323)	-	-	(734,323)
Issuance of common shares for finders fee	-	-	153,883	154	353,777	-	-	353,931
Employee stock-based compensation	-	-	-	-	170,639	-	-	170,639
Issuance of shares in connection with
Exchange Agreement	1,415,334	4,529,065	695,100	695	2,348,162	-	-	6,877,922
Issuance of common shares for services	-	-	65,969	66	157,784	-	-	157,850
Accrued dividends on preferred stock	-	177,516	-	-	-	(268,098)	-	(90,582)
Principal payment from ESOP	-	-	-	-	-	-	93,571	93,571
Net loss	-	-	-	-	-	(5,233,377)	-	(5,233,377)

Balance at September 30, 2011	1,816,289	$6,192,319	8,182,791	$8,183	$14,480,534	$(17,078,251)	$(929,992)	$2,672,793

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,233,377)	$(2,183,531)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	411,248	25,528
Amortization of deferred financing costs and note discount	115,607	495,283
Employee stock-based compensation	170,639	48,393
Non-employee stock-based compensation	237,847	364,747
Non-cash interest expense	97,380	-
Loss on debt extinguishment	2,268,859	-
ESOP compensation expense	93,571	88,904
Other income related to collection of note receivable in excess of carrying value	(358,000)	-
Deferred tax assets	-	330,000
Changes in operating assets and liabilities:
Accounts receivable, net	3,000,847	(1,358,977)
Inventory, net	298,677	183,367
Deferred costs	864,332	(29,100)
Prepaid expenses	113,357	(315,521)
Other assets, net	(41,485)	(15,230)
Accounts payable	(1,433,076)	3,053,523
Accrued expenses and other current liabilities	(912,354)	(978,170)
Unearned revenue	(1,185,975)	(991,855)
Net cash used in operating activities	(1,491,903)	(1,282,639)

Cash flows from investing activities:
Capital expenditures	(19,987)	(21,302)
Collection of note receivable received in reverse recapitalization	458,000	-
Cash paid for acquisition of CMAC	(2,205,000)	-
Net cash used in investing activities	(1,766,987)	(21,302)

Cash flows from financing activities
(Repayments) borrowings from line of credit, net	(1,980,572)	1,740,792
Proceeds from sale of senior subordinated secured note	4,000,000	-
Cash received in reverse recapitalization, net of expenses	1,981,350	-
Repayment of debt	(750,000)	(778,925)
Proceeds from exercise of employee stock options	-	610,799
Paid financing costs	(108,639)	-
Holding share liability	(4,502)	(229,481)
Net cash provided by financing activities	3,137,637	1,343,185
Net (decrease) increase in cash	(121,253)	39,244
Cash at beginning of period	315,169	140,740
Cash at end of period	$193,916	$179,984

Supplemental disclosures of cash flow information:
Interest paid	$1,221,000	$1,126,000
Income taxes paid	50,000	407,000
Supplemental disclosure of non-cash financing activities:
Preferred and common shares issued in exchange for debt and related accrued interest	$4,117,333	$-
Preferred and common shares issued in exchange for accounts
payable and related accrued interest	411,733	-
Common shares issued as finders' fee in reverse capitalization	353,931	-
Accrued dividends on preferred stock	268,098	58,500

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND THE MERGER

Description of Business

DecisionPoint Systems, Inc., (“DecisionPoint” or “Company”) is an enterprise mobility systems integrator that sells and installs mobile computing and wireless systems that are used both within a company’s facilities in conjunction with wireless networks and in the field using carrier-based wireless networks.  These systems generally include mobile computers, mobile application software, and related data capture equipment including bar code scanners and radio frequency identification (“RFID”) readers.  The Company also provides professional services including consulting, proprietary and third party software and software customization as an integral part of its customized solutions for its customers.

DecisionPoint Systems, Inc., formerly known as Comamtech, Inc. (“Comamtech”), was incorporated on August 16, 2010, in Canada under the laws of the Ontario Business Corporations Act (“OCBA”).  On June 15, 2011, the Company entered into a Plan of Merger (the “Merger Agreement”) among the Company, its wholly-owned subsidiary, 2259736 Ontario Inc., incorporated under the laws of the Province of Ontario, Canada (the “Purchaser”) and DecisionPoint Systems, Inc., a Delaware corporation (“Old DecisionPoint”) incorporated on December 27, 2006, under the laws of the State of Delaware.  Pursuant to the Merger Agreement, under Section 182 of the OCBA, on June 15, 2011 (the “Effective Date”) Old DecisionPoint merged (the “Merger”) into the Purchaser and became a wholly-owned subsidiary of the Company.  In connection with the Merger, the Company changed its name to DecisionPoint Systems, Inc. and the Purchaser changed its name to DecisionPoint Systems International, Inc. The Company and the Purchaser each reincorporated in the State of Delaware subsequent to the Merger.

The Merger

On June 15, 2011, pursuant to the Merger, the Company acquired all of the issued and outstanding capital stock of Old DecisionPoint from its shareholders in exchange for 4,593,660 shares of the Company’s common stock, resulting in an exchange ratio of one share for every eight shares of common stock tendered (1:8).  The Company also acquired all of Old DecisionPoint’s issued and outstanding Series A Cumulative Convertible Preferred Shares and Series B Cumulative Convertible Preferred Shares in exchange for 243,750 and 118,750 of the Company’s Cumulative Convertible Preferred Shares, respectively.  Immediately after the Merger, there were 6,934,412 shares of the Company’s common stock outstanding and 243,750 and 118,750 shares of the Company’s Series A Cumulative Convertible Preferred Shares and Series B Cumulative Convertible Preferred Shares outstanding, respectively.  Pursuant to the terms of the Merger Agreement, the Company assumed all of Old DecisionPoint’s obligations under their outstanding stock option plans and warrant agreements.  In connection with and upon the Effective Date of the Merger, the Company issued 153,883 additional common shares as payment for finders’ fees.  The shares were valued at $2.30 per share, the closing share price on the Effective Date for total consideration of $353,931.  Other expenses related to the Merger totaled $380,546.  The finders’ fees and other expenses have been accounted for as costs of the reverse recapitalization in the accompanying unaudited condensed consolidated statement of stockholders’ equity (deficit).  Two of the directors and officers of the Company retained their positions and the remaining positions were filled by the directors and officers of Old DecisionPoint.

The estimated fair values of the financial assets received and liabilities assumed from Comamtech in the reverse recapitalization are comprised of the following as of June 15, 2011:

Cash	$2,361,742
Note receivable	100,000
Other receivables	1,488,850
Other current assets	150,545
Accounts payable	(153,450)

Net asset value	$3,947,687

The other receivables are comprised of a $1,500,000 payment due from the sale of a business by Comamtech to a publicly traded company and another miscellaneous receivable of $49,732.  The $1,500,000 receivable is due May 2012.  Management estimated the fair value of this receivable by calculating the present value of the expected cash payment using a credit risk adjusted interest rate of 4.6%.  The fair value of the receivable is $1,459,070 as of September 30, 2011, and is included in other receivables in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2011.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The note receivable represented approximately $4.4 million due from the sale of a business by Comamtech to a private company (“Empresario”).  The note was secured by the assets of Empresario and was guaranteed by its principal shareholder.  To accommodate Empresario’s historical inability to perform, the note was restructured several times by Comamtech prior to the Merger.  Empresario defaulted on the amended terms on August 10, 2011, and management of the Company sent Empresario a demand for payment.  At that time, management had not been able to secure a viable path for repayment and, based on all of the information available at the time, had assessed the financial health and capitalization of Empresario along with its claim paying ability as being very poor.  Accordingly, management estimated the fair value of the note receivable to be $100,000 as of June 30, 2011.

On September 2, 2011, the Company entered into a transfer and payment agreement (the “Transfer Agreement”) among the Company, Empresario, and its Chief Executive Officer and sole shareholder of Empresario.  Pursuant to the Transfer Agreement, Empresario paid the Company $530,000, and the Company transferred to Empresario its right, title and interest in the Purchased Assets, as defined by the Asset Purchase Agreement dated May 14, 2009 between Comamtech and Empresario (“the Purchase Agreement”).  The convertible secured debenture, dated August 10, 2010, between Empresario and Comamtech, in the original amount of $4,411,186 was cancelled and terminated.  The guarantee, dated May 14, 2009, among Comamtech, Empresario, and the sole shareholder, pursuant to which the sole shareholder guaranteed certain obligations under the Purchase Agreement, was cancelled and terminated.  Costs incurred to complete the Transfer Agreement totaled $130,000, of which $100,000 was due to Robert Chaiken, a Director of the Company, for services related to negotiating the Transfer Agreement.  The Company paid $42,152 in cash and on September 30, 2011, issued Mr. Chaiken 26,906 shares of common stock valued at $57,848 as payment in full.  The remaining costs were legal and other professional services to complete the Transfer.

The difference between the estimated fair value of the note receivable of $100,000 and the payment of $530,000, reduced by $130,000 in costs to complete the Transfer, approximated $300,000 and was recorded in other (income) expense, net, in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011.

Pursuant to the Merger Agreement, on or before August 25, 2011, the Company was to have an audit performed on the balance sheet of Comamtech as of June 15, 2011 (the “Opening Balance Sheet Audit”).  Prior to August 25, 2011, the Company prepared a statement (the “Purchase Price Statement”) setting forth its good faith computation of the shareholders’ equity of Comamtech as of August 15, 2011.  During August 2011, both parties accepted the Purchase Price Statement and agreed to forego an audit.

Pursuant to the Merger Agreement, if the final shareholders’ equity balance reflected in the Opening Balance Sheet was less than $7,233,000, then the shareholders of Old DecisionPoint at the date of the Merger were entitled to receive, on a pro rata basis, common shares according to a schedule set forth in the Merger Agreement.  The final shareholders’ equity balance reflected in the Opening Balance Sheet was $3,947,687 (see table above) and as a result, the Company issued the maximum number of additional common shares of 487,310 to the Old DecisionPoint shareholders on September 30, 2011.  These shares were included in total common shares issued and outstanding as of the Effective Date of the transaction, as reflected in the Company’s 10-Q for the period ending June 30, 2011.  This had the effect of reducing the exchange ratio from one for every eight shares tendered (1:8) to one for every seven point two three shares tendered (1:7.23273).  The additional common shares have been accounted for as a reduction in the exchange ratio for all other securities, including the preferred stock, stock options and warrants to purchase shares of the Company’s securities.

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

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Accounting Treatment of the Merger; Financial Statement Presentation

Prior to the Merger, Comamtech was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  The Merger was accounted for as a reverse recapitalization pursuant to the guidance in “SEC’s Division of Corporation Finance Financial Reporting Manual”.  These transactions are considered by the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations.  Accordingly, the Merger has been accounted for as a recapitalization, and, for accounting purposes, Old DecisionPoint is considered the acquirer and surviving entity in the reverse acquisition.  The accompanying historical unaudited condensed consolidated financial statements prior to the Merger are those of Old DecisionPoint.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position, results of operations, statement of stockholders equity (deficit) and cash flows of the Company at the dates and for the periods indicated.  The interim results for the three and nine month periods ended September 30, 2011, are not necessarily indicative of results for the full 2011 fiscal year or any other future interim periods.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, DPS Group and CMAC, Inc. (“CMAC”).  CMAC was acquired by the Company on December 31, 2010, and as such, the operating results of CMAC are included in the Company’s consolidated results of operations beginning on January 1, 2011.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company operates in only one business segment.  The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts reported therein.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  The Company evaluates its estimates and assumptions on a regular basis.  The Company uses historical experience and various other assumptions that are believed to be reasonable under the circumstances to form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates and assumptions used in preparation of the unaudited condensed consolidated financial statements.

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

Summary of Significant Accounting Policies

There have been no significant changes to the Company's accounting policies during the nine months ended September 30, 2011.  See Footnote 2 of the Company's consolidated financial statements included in the Company's 2010 Annual Report on Form 10-K filed on March 16, 2011, for a comprehensive description of the Company's significant accounting policies.

Reclassifications - Certain amounts in the prior period consolidated financial statements and related notes have been reclassified to conform to the current period presentation.

Restatement - The Company has determined that it’s previously issued consolidated financial statements for the three and nine months ended September 30, 2010 and for the year ended December 31, 2010 contained errors.  As part of the financial statement review, it was determined that certain accounting policies had not been applied properly in the prior periods.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The errors are comprised of the following:

a)
the previously reported deferred costs of $4,977,505 and unearned revenue of $7,564,874 at December 31, 2010, included amounts related to service periods extending beyond one year from the balance sheet date.  Accordingly, management reclassified approximately $1.4 million of deferred costs and $1.9 million of unearned revenue as non-current, in the accompanying consolidated balance sheet as of December 31, 2010.

b)	the preferred stock previously reported at $1 as of December 31, 2010, was corrected to reflect the liquidation preference of the preferred shares.

c)
the Company noted that cumulative dividends on preferred stock had not been properly accrued for in prior years and interim periods.  Cumulative preferred dividends totaled $19,500 and $58,500 for the Series A Preferred for the three and nine months ended September 30, 2010, respectively, and $130,738 for the Series A and B Preferred as of December 31, 2010.

Liquidity - As of September 30, 2011, the Company has negative working capital of $3.7 million and total stockholders’ equity of $2.7 million.  Included in current liabilities is unearned revenue of $4.5 million, which reflects services that are to be performed in future periods but that have been paid and/or accrued for and therefore, do not generally represent additional future cash outlay requirements.  Included in current assets are deferred costs of $2.8 million which reflect costs paid for third party extended maintenance services that are being amortized over their respective service periods.  The net change in the unearned revenue, offset by the deferred costs, will provide a benefit in future periods as the amounts convert to realized revenue.

Although the Company has historically experienced losses, a material part of those losses were from non-cash sources and therefore, have not required funding by external sources.  As part of these losses, the Company has accumulated substantial net operating loss carry-forwards to off-set future taxable income.  Additionally, the Company has been successful in raising additional financing since its inception in December 2003.  In order to maintain normal operations for the foreseeable future, the Company must continue to have access to its line of credit, return to profitability and/or access additional equity capital.  There can be no assurance that the Company will return to profitability or that it can continue to raise additional funds required to continue its normal operations.  The accompanying unaudited condensed consolidated financial statements due not include any adjustments that would be required should the Company not be successful with these activities.

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

NOTE 3 – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The weighted-average basic and diluted shares outstanding exclude the ESOP shares that have not been committed to be released in the period.  For the three and nine months ended September 30, 2011, approximately 0.7 million shares have been excluded in both periods.  For the three and nine months ended September 30, 2010, approximately 0.8 million shares have been excluded in both periods.

For periods presented in which there is a net loss, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.  Below is a reconciliation of the fully dilutive securities effect for the period with net income:

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	For the Three Months Ended September 30, 2011,
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income	$268,387
Less: Cumulative preferred stock dividends	(213,898)

Basic Earnings Per Share
Net income attributable to common shareholders	54,489	7,320,328	$0.01

Effect of Diluted Securities
Stock options		97,227

Diluted Earnings Per Share
Income attributable to common stockholders	$54,489	7,417,555	$0.01

All potentially dilutive securities include:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010

Convertible preferred stock	1,816,289	269,608	1,816,289	269,608
Warrants to purchase common stock	429,298	429,298	429,298	429,298
Options to purchase common stock	266,458	498,494	701,963	498,494

Total potentially dilutive securities	2,512,045	1,197,400	2,947,550	1,197,400

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

As of September 30, 2011, the Company’s intangible assets and accumulated amortization consist of the following:

		Accumulated
	Gross	Amortization	Net

Customer relationships	$1,670,000	$209,250	$1,460,750
Contractor and resume databases	675,000	101,250	573,750
Tradename	310,000	48,000	262,000
Internal use software	74,000	27,750	46,250

	$2,729,000	$386,250	$2,342,750

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

As of December 31, 2010, the balance sheet of CMAC reflected an asset related to the cash surrender value of officers’ life insurance in the amount of $29,602.  Subsequent to the acquisition, the Company determined that the asset should have been transferred to the respective officers of CMAC effective on the date of the acquisition and as such, has adjusted goodwill to reflect the write off of the asset.  No other changes to goodwill have occurred from December 31, 2010 through September 30, 2011.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

The accounting standard regarding fair value measurements discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

●	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

●
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued expenses, line of credit and long-term debt.  The carrying values of the short term financial instruments approximate their fair values at September 30, 2011 and December 31, 2010, due to their short-term maturities.  The carrying value of the Company’s long-term debt approximates its fair value.

NOTE 6 – LINE OF CREDIT

The Company has a $10.0 million line of credit which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement (the “Loan Agreement”).  Under the Loan Agreement as amended, the lender has also provided the Company with a term loan as discussed at Note 7.  The Loan Agreement is secured by substantially all the assets of the Company and had an original maturity date of February 15, 2013.  As of September 30, 2011, the outstanding balance on the line of credit was approximately $2.4 million and the interest rate was 7.5%.  The line of credit has a certain financial covenant and other non-financial covenants.  As of March 31, 2011 and June 30, 2011, the Company had not been in compliance with the fixed charge ratio covenant in the Loan Agreement and the lender issued a waiver in regards to the non-compliance with such covenant for an additional charge of $62,500 plus legal fees of approximately $15,000, payable immediately.  Such amounts have been reflected as additional interest expense in the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2011.  On May 20, 2011, pursuant to a Consent and Amendment to Loan and Security Agreement (the “Amendment”), the Loan Agreement was amended to accelerate the maturity date to April 30, 2012.

On September 27, 2011, pursuant to a Limited Waiver and Amendment to Loan and Security Agreement, the Loan Agreement was amended and certain covenants were replaced or modified resulting in the Company being in full compliance at September 30, 2011.  In addition, the maturity date was extended to February 28, 2013.

The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the Loan Agreement.  No letters of credit were outstanding as of September 30, 2011 or December 31, 2010.  Availability under the line of credit based on qualified collateral was $3.4 million as of September 30, 2011.

For the nine months ended September 30, 2011 and 2010, the Company’s interest expense, including fees paid to secure the line of credit, totaled approximately $289,000 and $260,000, respectively.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 7 –LONG TERM DEBT

Long term debt as of September 30, 2011, consists of the following:

	Balance			Amortization	Conversion	Balance
	January 1,			of Note	to	September 30,
	2011	Additions	Payments	Discount	equity	2011

Term loan	$3,000,000	$-	$(750,000)	$-	$-	$2,250,000
Note discount	(60,000)	-	-	23,766	-	(36,234)
Term loan, net	2,940,000	-	(750,000)	23,766		2,213,766

Senior subordinated note	-	4,000,000	-	-	(4,000,000)	-

Total debt	$2,940,000	$4,000,000	$(750,000)	$23,766	$(4,000,000)	2,213,766

Less current portion						(1,000,000)

Debt, net of current portion						$1,213,766

The Company’s debt is recorded at par value adjusted for any unamortized discounts.  Costs directly related to the issuance of debt are capitalized and amortized over the life of the debt using the effective interest rate method.  Unamortized deferred financing costs of $108,681 and $91,884 are included in other assets in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010, respectively.

Term Loan - On December 31, 2010, pursuant to an Assumption and Amendment to Loan and Security Agreement (the "Loan Agreement"), the Company borrowed $3.0 million from a principal lender (the “Term Loan”).  The Term Loan was due in 36 equal monthly installments of principal plus interest beginning on February 1, 2011.  On May 20, 2011, pursuant to a Consent and Amendment to Loan and Security Agreement (the “Amendment”), the maturity date was amended to April 30, 2012, with the remaining principal due on that date to be paid as a balloon payment.  See below for amendment on September 27, 2011.  The principal amount outstanding under the Term Loan accrues interest at a fixed rate equal to 9% per annum.  In addition, a final payment equal to 2% of the aggregate amount of the Term Loan is due on the earlier of the maturity date or the date the Term Loan is prepaid.  This final payment of $60,000 has been recorded as a discount to the Term Loan, which is being amortized to interest expense through December 2013, using the effective interest method.

The Term Loan is secured by substantially all of assets of the Company.  The Loan Agreement includes various customary covenants, limitations and events of default.  Pursuant to the Amendment, the Company was, among other requirements, to maintain a minimum fixed charge ratio increasing from at least 1.10 to 1.00 in the first quarter of 2011.  This requirement was amended to a fixed charge ratio at least 1.75 to 1.00 over the life of the Term Loan.  The Loan Agreement also maintains certain additional affirmative and negative covenants, including minimum tangible net worth and limitations on incurring additional indebtedness.  As discussed in Note 6, as of March 31, 2011 and June 30, 2011, the Company had not been in compliance with the fixed charge ratio covenant in the agreement.  On May 20, 2011, the lender issued a waiver in regards to the non-compliance with such covenant and amended the Loan Agreement for an additional charge of $62,500 plus legal fees of approximately $15,000.

On September 27, 2011, pursuant to a Limited Waiver and Amendment to Loan and Security Agreement, the Loan Agreement was amended and certain covenants were replaced or modified resulting in the Company being in full compliance at September 30, 2011.  In addition, the maturity date was extended to the earlier of the maturity of the line of credit (see Note 6) or December 1, 2013, the original maturity of the Term Loan, and the principal is due in equal installments with no balloon payment.

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

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

On June 30, 2011, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with the Note holder pursuant to which the Company issued 1,286,667 shares of its Series C Cumulative Convertible Preferred Stock (the “Series C Preferred”) with a fair value of $3.73 per share, or $4,799,268, in exchange for the surrender and cancellation of the Note and payment of accrued interest of $117,333.  In connection with the Exchange Agreement, the Company also issued 505,000 shares of common stock on June 30, 2011, with a closing market price of $2.30 per share, or $1,161,500, for no additional consideration.  In addition, the Note holder received protective anti-dilution rights which entitles it to receive additional shares if at any time the Company is required, pursuant solely to the Merger Agreement as described Note 1, to issue additional shares of common stock to its shareholders as is necessary for the Note holder to maintain the same beneficial ownership percentage, on a fully diluted basis, as they had before any such additional shares were issued.  On June 30, 2011, pursuant to these protective anti-dilution rights, the Company accrued $243,110 for the expected issuance of 105,700 shares to the Note holder.  The shares were valued at $2.30 per share, the closing price of the Company’s common stock on June 30, 2011.  The expense related to the probable expected future issuance of the shares was recorded as a loss on debt extinguishment in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2011.  The shares were issued on September 30, 2011.

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

In conjunction with the Exchange Agreement, the Company also entered into an agreement between the Company, the Note holder, and the Company’s Chief Financial Officer, (“CFO”).  Pursuant to this agreement, the Company issued 128,667 shares of Series C Preferred and 49,000 shares of common stock to the CFO as settlement of $400,000 of accrued expenses and $11,733 of accrued interest owed to the CFO.  In addition, the CFO shall also be issued shares of common stock in an amount equal to an aggregate of ten percent (10%) of any additional shares of common stock issued to the Note holder as described above.  The Company accrued $23,920 for the expected issuance of an additional 10,400 common shares to the CFO.  The shares were valued at $2.30 per share, the closing price of the Company’s common stock on June 30, 2011.  The expense related to the probable expected future issuance of the shares was recorded as a loss on debt extinguishment in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2011.  The shares were issued on September 30, 2011.

In conjunction with Exchange Agreement the interest rate on the balance of the payable to the CFO was reduced to 12% per annum (See Note 12) until such time as the annual dividend rate on the Series C Preferred is increased to 12% and 20% per annum as defined, at which time the interest rate on the amount payable shall be increased to 16% and 25%, respectively.

The Exchange Agreement was accounted for as a debt extinguishment as the exchange was effected by issuance of common and preferred stock that did not represent the exercise of a conversion right contained in the terms of the debt at issuance.  The Company determined that the loss on exchange of debt was substantial by comparing the carrying value of the debt extinguished to the fair value of the consideration tendered, and recorded $2,665,157 as a loss on debt extinguishment.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The loss was the result of the difference between the fair value of the consideration given and the carrying value of the senior subordinated secured note extinguished, as follows:

Fair value of consideration tendered in extinguishment
Series C Preferred	$5,279,195
Common stock	1,331,700
Accrued expense related to expected issuance of anti-dilution shares	267,030
Expenses related to senior subordinated secured note	396,298
7,274,223
Carrying value of debt extinguished
Senior subordinated secured note and related accrued interest	4,117,333
Related party accounts payable and accrued interest	411,733
Advisory services payable related to senior subordinated secured note	80,000
4,609,066

Total loss on extinguishment of debt	$2,665,157

For the nine months ended September 30, 2011 and 2010, the Company’s interest expense related to long term debt, including all extension and commitment fees, totaled approximately $465,000 and $1,147,000, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

On June 15, 2011, pursuant to the Merger Agreement, 2,097,861 shares of common stock were deemed issued to the Comamtech shareholders in exchange for the net assets acquired.

The Company is authorized to issue two classes of stock designated as common stock and preferred stock.  As of September 30, 2011, the Company is authorized to issue 110,000,000 total shares of stock.  Of that amount, 100,000,000 shares shall be common stock, each having a par value of $0.001.  The remaining 10,000,000 shares shall be preferred stock, each having a par value of $0.001.  After the Merger and the issuance of the additional Merger shares (See Note 1), there were 7,421,721 shares of common stock issued and outstanding, and 269,608 and 131,347 shares of the Company's Series A and Series B Cumulative Convertible Preferred Stock issued and outstanding, respectively.  Subsequent to the closing, the Company designated 5,000,000 shares of Series C Cumulative Convertible Preferred Stock.

(a) Cumulative Convertible Preferred Stock

A summary of preferred stock outstanding as of September 30, 2011 is as follows:

Description	Amount

Series A Preferred, $0.001 par value per share, 500,000 shares designated,
269,608 shares issued and outstanding, liquidation preference of $975,000
plus accrued dividends of $187,668	$1,162,668
Series B Preferred, $0.001 par value per share, 500,000 shares designated,
131,347 shares issued and outstanding, liquidation preference of $380,000
plus accrued dividends of $24,369	404,369
Series C Preferred, $0.001 par value per share, 5,000,000 shares designated,
1,415,334 shares issued and outstanding, liquidation preference of $9,058,138
plus imputed dividends of $96,216	4,625,282

Total convertible preferred stock	$6,192,319

The stated value of the Series A Preferred and Series B Preferred is $4.00 per share and $3.20 per share, respectively, which approximates their fair value.  The stated value of the Series C Preferred is $3.20 per share and the estimated fair value at the time of issuance on June 30, 2011, was $3.73 per share.  The stated value of the Series C Preferred is included in Cumulative Convertible Preferred Stock and the difference between the stated value and the estimated fair value is included in additional paid-in capital in the accompanying unaudited condensed balance sheet as of September 30, 2011.  The rights, preferences, privileges and restrictions of the Series A, Series B, and Series C Preferred Stock (collectively, the “Preferred Stock”) are set forth in the Company’s Amended and Restated Certificate of Incorporation, and are summarized as follows:

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Pursuant to the dividend rights of the holders of the Series C Preferred, the Company has accrued for cash dividends payable due as of September 30, 2011, in the amount of $90,582.  This amount is included in accrued expenses and other current liabilities on the accompanying unaudited condensed consolidated balance sheet as of September 30, 2011.  Imputed dividends relating to the implied discount resulting from the difference between the stepped dividend rate and the perpetual dividend rate of 20% for the Series C Preferred beginning January 1, 2014 total $96,216 and are included as an adjustment to retained earnings and preferred stock in the accompanying unaudited condensed financial statements.

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

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

(b) Common Stock

On June 15, 2011, pursuant to a services agreement, the Company issued 39,063 common shares with a value of $100,000 to a vendor.  The shares were recorded as a prepaid expense which is being amortized over the twelve month service period of the contract.

On June 30, 2011, pursuant to the Exchange Agreement described in Note 7, the Company issued 505,000 and 49,000 shares to the Note holder and the CFO, respectively.  The shares were valued at $1,161,500 and $112,700, respectively, and are included in the loss on debt extinguishment in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2011.

On September 30, 2011, the Company issued 116,100 shares of common stock with a value of $267,029 in connection with the Exchange Agreement as described in Note 7.  In addition, on September 30, 2011, the Company issued 26,906 shares of common stock with a value of $57,848 to Robert Chaiken, a Director of the Company, in exchange for services rendered in connection with the negotiation of the Transfer Agreement with Empresario as described in Note 1.

In conjunction with and as a condition of the Purchase Agreement described in Note 7, the Company issued 25,000 common shares as settlement of the $80,000 to be paid in cash as an advisory fee.  The shares were valued at $57,500, and the difference of $22,500 was recorded as an offset to the loss on debt extinguishment in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2011.

In conjunction with the Merger, as discussed in Note 2 the Company issued 153,883 shares of common stock valued at $353,931 as a finders’ fee.

(c) Warrants

The following table summarizes information about the Company’s outstanding common stock warrants as of September 30, 2011:

				Total		Weighted
				Warrants	Total	Average
	Date		Strike	Outstanding	Exercise	Exercise
	Issued	Expiration	Price	and Exercisable	Price	Price

Bridge Notes	Jun-07	Jun-12	$7.23	17,974	$130,000
Preferred Stock - Class A	Jun-09	Jun-12	7.23	67,402	487,500
Preferred Stock - Class B	Jun-09	Jun-12	9.04	67,402	609,375
Senior Subordinated Notes	Dec-09	Dec-14	3.62	138,260	500,000
Senior Subordinated Notes	Dec-09	Dec-14	4.34	138,260	600,000

				429,298	$2,326,875	$ 5.42

NOTE 9 - STOCK OPTION PLAN

In December 2010, the Company established the 2010 Stock Option Plan (the “Plan”).  The Plan authorizes the issuance of 1,000,000 shares of common stock. Pursuant to the terms of the Merger Agreement, the Company assumed all of Old DecisionPoint’s obligations under their outstanding stock option plans.

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

A summary of the status of the Plan as of September 30, 2011, and information with respect to the changes in options outstanding is as follows:

			Weighted -
	Options		Average	Aggregate
	Available	Options	Exercise	Intrinsic
	for Grant	Outstanding	Price	Value

January 1, 2011	932,859	67,141	$2.97
Granted	(224,344)	224,344	2.40
Exercised	-	-	-
Assumed pursuant to Merger	(461,261)	461,261	1.71
Forfeited	50,783	(50,783)	(1.88)
September 30, 2011	298,037	701,963	$2.02	$205,232

Exercisable options at September 30, 2011		408,006	$1.95	$184,474

The following table summarizes information about stock options outstanding as of September 30, 2011:

	Options Outstanding			Options Exercisable
			Weighted-			Weighted-
		Weighted-	Average		Weighted-	Average
		Average	Remaining		Average	Remaining
Range of	Number	Exercise	Contractual	Number	Exercise	Contractual
Exercise Prices	Outstanding	Price	Life (Years)	Exercisable	Price	Life (Years)

$1.45 - $7.00	701,963	$2.02	6.26	408,006	$1.95	4.51

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period.  The total fair value of options granted during the nine months ended September 30, 2011, was $287,163.  No stock options were granted during the year ended December 31, 2010.

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

Employee stock-based compensation costs for the three months ended September 30, 2011 and 2010, was $28,949 and $12,741, respectively, and for the nine months ended September 30, 2011 and 2010, was $46,862 and $48,393, respectively, and is included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.  As of September 30, 2011, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was $282,545 which is expected to be recognized over a weighted-average vesting period of 4.38 years.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10 – ESOP PLAN

The Company has an Employee Stock Ownership Plan (the “ESOP”) which covers all non-union employees.  The Company’s contribution expense for the nine months ended September 30, 2011, was $133,873 representing $93,571 for the ESOP principal payment and $40,302 for the ESOP interest.  ESOP shares are allocated to individual employee accounts as the loan obligation of the ESOP to the Company is reduced.  These amounts were previously calculated on an annual basis by an outside, independent financial advisor.  Effective January 1, 2011, the Company is estimating this amount on a quarterly basis.  Compensation costs relating to shares released are based on the fair value of shares at the time they are committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for the three months ended September 30, 2011, was $24,233.  The fair value of the shares was $2.22 per share, based on the average of the daily market closing share price.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its office and warehouse facilities under various operating leases.  The corporate finance office and West coast sales and operations are located in Foothill Ranch, California where the Company leases 7,500 square feet.  The Company’s one year lease on these facilities expired in July 2011.  Currently, the Company has renewed the lease on the same terms and conditions for an additional year.

The Company has a lease for 3,200 square feet in Shelton, Connecticut for its East coast sales and operations and is its executive headquarters which expires in April 2015.  The Company also leases 4,000 square feet in Middlesex, New Jersey for its East coast depot operation which expired in September 2011.  On August 31, 2011, the Company signed a lease for 6,800 square feet in Edison, New Jersey, for 37 months at $5,500 per month, and moved to the new location on November 1, 2011.

The Company has a sales and administrative office located in Alpharetta, Georgia where it leases 4,330 square feet for general office purposes and will expire in April 2015.  In addition, the Company has a lease for 4,800 square feet in Alpharetta, Georgia for its technology lab center which expires in May 2012.

Rent expense for the nine months ended September 30, 2011 and 2010, was $297,000 and $222,000, respectively.

Contingencies - The Company is involved in certain litigation arising in the normal course of its business.  Management, having consulted with its counsel, believes these matters will not, either individually or in the aggregate, have any material adverse impact on the operating results or financial position of the Company.

NOTE 12 - RELATED PARTIES

The Company purchases and sells certain products and services from iTEK Services, Inc. (“iTEK”), a privately held company owned by an unrelated ESOP.  iTEK is affiliated with the Company through limited overlapping management and Board representation by the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Sales to iTEK were at no incremental margin over the Company’s actual cost.  Purchases from iTEK are on similar terms that the Company would have received from an unrelated third-party.

The following table summarizes the transactions with iTEK:

	Nine Months ended September 30,
	2011	2010

Purchases	$388,633	$600,233
Sales	4,152	506,347

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Included in the Company’s current liabilities are the following amounts due its CEO and CFO and iTEK:

	September 30,	December 31,
	2011	2010

Accounts payable	$909,425	$1,118,025
Accrued interest	251,000	105,318
Payable to iTEK	27,439	100,166

The outstanding accounts payable balance accrues interest at 12% per annum (See Note 7).  The Company incurred interest expense to related parties totaling approximately $251,000 and $250,000, for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011 and December 31, 2010, the Company has accrued interest payable to David Rifkin, a Director of the Company, of approximately $0 and $284,000, respectively, from a prior debt issuance which principal has been previously paid.

NOTE 13 – SUBSEQUENT EVENT

As discussed in Note 1, in connection with and upon the Effective Date of the Merger, the Company issued 153,883 common shares as payment for a finders’ fee.  The shares were valued at $2.30 per share, the closing share price on the Effective Date for total consideration of $353,931.  On November 8, 2011, the Company and the finder entered into agreement pursuant to which the finder will return all of the aforementioned shares of the Company’s stock in exchange for $250,000 in cash.  The agreement was approved by the Board of Directors on November 3, 2011.  The shares will be treated as treasury stock for accounting purposes.  The closing price of the Company’s common stock on the date of the Board consent was $1.57 per share.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	Our ability to manage the growth of our business through internal growth and acquisitions;

●	The intensity of competition;

●	General economic conditions and,

●	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems.

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

Recent Business Developments

The Merger

On June 15, 2011, we acquired all of the issued and outstanding capital stock of Old DecisionPoint from our shareholders in exchange for 4,593,660 shares of common stock, resulting in an exchange ratio of one share for every eight shares of common stock tendered (1:8).  We also acquired all of the issued and outstanding Series A Cumulative Convertible Preferred Shares and Series B Cumulative Convertible Preferred Shares of Old DecisionPoint in exchange for 243,750 and 118,750 Cumulative Convertible Preferred Shares, respectively.  Immediately after the Merger, there were 6,934,412 shares of common stock outstanding and 243,750 and 118,750 shares of our Series A Cumulative Convertible Preferred Shares and Series B Cumulative Convertible Preferred Shares outstanding, respectively.  Pursuant to the terms of the Merger Agreement, we assumed all of Old DecisionPoint’s obligations under their outstanding stock option plans and warrants.  In connection with and upon the Effective Date of the Merger, we issued 153,883 additional common shares as payment for finders’ fees.  The shares were valued at $2.30 per share, the closing share price on the Effective Date for total consideration of $353,931.  Other expenses related to the Merger totaled $380,546.  The finders’ fees and other expenses have been accounted for as costs of the reverse recapitalization in the accompanying statement of stockholders’ equity (deficit).  Two of the directors and officers of Comamtech retained their positions and the remaining positions were filled by our directors and officers.

After the Merger, our Board of Directors is composed of Nicholas R. Toms, Donald W. Rowley, David M. Rifkin, Jay B. Sheehy, Robert M. Chaiken, Maydan Rothblum, Marc Ferland and Lawrence Yelin.

The executive officers of the Company are as follows:

Nicholas R. Toms	Chief Executive Officer and President
Donald W. Rowley	Chief Financial Officer
Ralph S. Hubregsen	Chief Operating Officer
John E. Chis	Senior Vice President, Sales
Bryan E. Moss	Senior Vice President, Professional Services
Melinda Wohl	Vice President, Finance – Controller and Treasury
Roy A. Ceccato	Vice President, Finance – SEC Reporting and Compliance

The estimated fair values of the financial assets received and liabilities assumed from Comamtech, Inc. (“Comamtech”), in the reverse recapitalization are comprised of the following as of June 15, 2011:

Cash	$2,361,742
Note receivable	100,000
Other receivable	1,488,850
Other current assets	150,545
Accounts payable	(153,450)

Net asset value	$3,947,687

The other receivables are comprised of a $1,500,000 payment due from the sale of a business by Comamtech to a publicly traded company and another miscellaneous receivable of $49,732.  The $1,500,000 receivable is due May 2012.  Management estimated the fair value of this receivable by calculating the present value of the expected cash payment using a credit risk adjusted interest rate of 4.6%.  The fair value of the receivable is $1,459,070 as of September 30, 2011, and is included in other receivables in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2011.

The note receivable represented approximately $4.4 million due from the sale of a business by Comamtech to a private company (“Empresario”).  The note was secured by the assets of Empresario and was guaranteed by its principal shareholder.  To accommodate Empresario’s inability to perform, the note was restructured several times by Comamtech prior to the Merger.  Empresario defaulted on the amended terms on August 10, 2011, and management of the Company sent the Borrower a demand for payment.  At that time, management had not been able to secure a viable path for repayment and, based on all of the information available at the time, had assessed the financial health and capitalization of Empresario along with its claim paying ability as being very poor.  Accordingly, management had estimated the fair value of the note receivable to be $100,000 as of June 30, 2011.

On September 2, 2011, we entered into a transfer and payment agreement (the “Transfer Agreement”) among us, Empresario, and its Chief Executive Officer and sole shareholder of Empresario.  Pursuant to the Transfer Agreement, Empresario paid us $530,000, and we transferred to Empresario its right, title and interest in the Purchased Assets, as defined by the Asset Purchase Agreement dated May 14, 2009 between Comamtech and Empresario (“the Purchase Agreement”).  The convertible secured debenture, dated August 10, 2010, between Empresario and Comamtech, in the original amount of $4,411,186 was cancelled and terminated.  The guarantee, dated May 14, 2009, among Comamtech, Empresario, and the sole shareholder, pursuant to which the sole shareholder guaranteed certain obligations under the Purchase Agreement, was cancelled and terminated.  Costs incurred to complete the Transfer Agreement totaled $130,000, of which $100,000 was due to Robert Chaiken, a Director of the Company, for services related to negotiating the Transfer Agreement.  The Company paid $42,152 in cash and on September 30, 2011, issued Mr. Chaiken 26,906 shares of common stock valued at $57,848 as payment in full.  The remaining costs were legal and other professional services to complete the Transfer.

The difference between the estimated fair value of the note receivable of $100,000 and the payment of $530,000, reduced by $130,000 in costs to complete the Transfer, approximated $300,000 and was recorded in other (income) expense, net, in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2011.

Pursuant to the Merger Agreement, on or before August 25, 2011, the Company was to have an audit performed on the balance sheet of Comamtech as of June 15, 2011 (the “Opening Balance Sheet Audit”).  Prior to August 25, 2011, the Company prepared a statement (the “Purchase Price Statement”) setting forth its good faith computation of the shareholders’ equity of Comamtech as of August 15, 2011.  During August 2011, both parties accepted the Purchase Price Statement and agreed to forego an audit.

Pursuant to the Merger Agreement, if the final shareholders’ equity balance reflected in the Opening Balance Sheet was less than $7,233,000, then the shareholders of Old DecisionPoint at the date of the Merger were entitled to receive, on a pro rata basis, common shares according to a schedule set forth in the Merger Agreement.  The final shareholders’ equity balance reflected in the Opening Balance Sheet was $3,947,687 (see table above) and as a result, we issued the maximum number of additional common shares of 487,310 to the Old DecisionPoint shareholders on September 30, 2011.  These shares were included in total common shares issued and outstanding as of the Effective Date of the transaction, as reflected in our 10-Q for the period ending June 30, 2011.  This had the effect of reducing the exchange ratio from one for every eight shares tendered (1:8) to one for every seven point two three shares tendered (1:7.23273).  The additional common shares have been accounted for as a reduction in the exchange ratio for all other securities, including the preferred stock, stock options and warrants to purchase shares of our securities.

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

Accounting Treatment of the Merger; Financial Statement Presentation

Prior to the Merger, Comamtech, was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  The Merger was accounted for as a reverse recapitalization pursuant to the guidance in “SEC’s Division of Corporation Finance Financial Reporting Manual”.  These transactions are considered by the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations.  Accordingly, the Merger has been accounted for as a recapitalization, and, for accounting purposes, Old DecisionPoint is considered the acquirer and surviving entity in the reverse acquisition.  The accompanying historical unaudited condensed consolidated financial statements prior to the Merger are those of Old DecisionPoint.

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

On June 30, 2011, we entered into an Exchange Agreement (the “Exchange Agreement”) with the Note holder pursuant to which the we issued 1,286,667 shares of our Series C Cumulative Convertible Preferred Stock (the “Series C Preferred”) with a fair value of $3.73 per share, or $4,799,268, in exchange for the surrender and cancellation of the Note and payment of accrued interest of $117,333.  In connection with the Exchange Agreement, we also issued 505,000 shares of common stock with a closing market price of $2.30 per share, or $1,161,500, for no additional consideration.  In addition, the Note holder received protective anti-dilution rights which entitles it to receive additional shares if at any time we are required, pursuant solely to the Merger Agreement as described Note 1 in the accompanying unaudited condensed consolidated financial statements, to issue additional shares of common stock to its shareholders as is necessary for the Note holder to maintain the same beneficial ownership percentage, on a fully diluted basis, as they had before any such additional shares were issued.  On June 30, 2011, pursuant to these protective anti-dilution rights, we accrued $243,110 for the expected issuance of 105,700 shares to the Note holder.  The shares were valued at $2.30 per share, the closing price of our common stock on June 30, 2011.  The expense related to the probable expected future issuance of the shares was recorded as a loss on debt extinguishment in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2011.  The shares were issued on September 30, 2011.

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

In conjunction with the Exchange Agreement, we entered into an agreement by and between us, the Note holder, and our Chief Financial Officer, (“CFO”).  Pursuant to this agreement, we issued 128,667 shares of Series C Preferred and 49,000 shares of common stock to our CFO as settlement of $400,000 of accrued expenses and $11,733 of accrued interest owed to our CFO.  In addition, our CFO shall also be issued shares of common stock in an amount equal to an aggregate of ten percent (10%) of any additional shares of common stock issued to the Note holder as described above.  We accrued $23,920 for the expected issuance of an additional 10,400 common shares to our CFO.  The shares were valued at $2.30 per share, the closing price of common stock on September 30, 2011.  The expense related to the probable expected future issuance of the shares was recorded as a loss on debt extinguishment in the accompanying unaudited condensed consolidated statements of operations for the nine months ended September 30, 2011.  The shares were issued on September 30, 2011.

The interest rate on the balance of the payable to our CFO was reduced to 12% per annum (See Note 12 in the accompanying unaudited condensed consolidated financial statements) until such time as the annual dividend rate on the Series C Preferred is increased to 12% and 20% per annum as defined, at which time the interest rate on the amount payable shall be increase to 16% and 25%, respectively.

The Exchange Agreement was accounted for as a debt extinguishment as the exchange was effected by issuance of common and preferred stock that did not represent the exercise of a conversion right contained in the terms of the debt at issuance.  We determined that the loss on exchange of debt was substantial by comparing the carrying value of the debt extinguished to the fair value of the consideration tendered, and recorded $2,665,157 as a loss on debt extinguishment.

The loss was the result of the difference between the fair value of the consideration given and the carrying value of the senior subordinated secured note extinguished, as follows:

Fair value of consideration tendered in extinguishment
Series C Preferred	$5,279,195
Common stock	1,331,700
Accrued expense related to expected issuance of anti-dilution shares	267,030
Expenses related to senior subordinated secured note	396,298
7,274,223
Carrying value of debt extinguished
Senior subordinated secured note and related accrued interest	4,117,333
Related party accounts payable and accrued interest	411,733
Advisory services payable related to senior subordinated secured note	80,000
4,609,066

Total loss on extinguishment of debt	$2,665,157

Other Matters

We have partnered with a major industry vendor to extend its device management support offerings to include Apple iOS and Android devices.  We have released this Software as a Service (“SaaS”) device management service utilizing this vendor’s platform.  During the quarter we rolled out Apple devices for a leading clothing retailer.

The Air Force National Guard software support agreement has been renewed.

Additionally, we have become authorized re-sellers for select industrialized laptops and computers along with other peripheral hardware devices.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations is based upon the unaudited results of operations for the three and nine months ended September 30, 2011, as compared to the same periods ended September 30, 2010.  These should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this Form 10-Q along with our Form 10-K, filed with the Securities and Exchange Commission on March 16, 2011.

Comparison of the Three Months Ended September 30, 2011 and September 30, 2010

Net sales were $16.4 million for the quarter ended September 30, 2011, and also for the quarter ended September 30, 2010.  Although revenue appeared to be flat, we did experience a decrease in our comparable revenue generated from our large retail based customers in the current quarter, which was fully offset by the revenue earned by CMAC, which we acquired on December 31, 2010.  We did not realize any material change in our product mix and/or product offerings, in the current quarter.

Cost of sales was $13.0 million for the quarter ended September 30, 2011, compared to $13.5 million for the quarter ended September 30, 2010, a decrease of $0.5 million or 3.4%.  Our gross margin and gross profit were 20.9% and $3.4 million for the quarter ended September 30, 2011, respectively, as compared to 18.0% and $3.0 million for the quarter ended September 30, 2010, respectively.  This is directly attributable to the contribution of higher gross margins realized by CMAC, as we start to realize the benefits of the acquisition.  Additionally, we continue to implement increased cost control of the products and services which we resell, our professional services costs were positively impacted by our slightly better utilization associated with greater recognized revenue from these services in the current quarter and therefore, we did realize higher margins on those services.  We have continued to make some personnel reductions in the third quarter that will be fully realized in the fourth quarter of 2011.

Selling, general and administrative expenses were $3.3 million for the quarter ended September 30, 2011, compared to $2.5 million for the quarter ended September 30, 2010, an increase of $0.8 million or 32.6%.  The increase in the current quarter was the direct result of additional costs and personnel related to our acquisition of CMAC of approximately $0.6 million.  Additional costs incurred were approximately $0.1 million for investor relations and other non-cash compensation costs including employee stock based compensation.  Balance of the increase was due to additional an increase in administrative and sales salaries of $0.1 million.

Other income was $0.4 million for the quarter ended September 30, 2011 compared to other expense of $0.1 million for the quarter ended September 30, 2010, a decrease of $0.5 million.  The primary reason for the reduction in other expense during the period was due to the sale and transfer of our interest in the debenture for a net gain of approximately $0.3 million, net of transaction expenses, which we had originally received as part of the Merger with Comamtech in June 2011.  Other expenses have historically only consisted of miscellaneous other non-recurring expense items.  Interest expense which is related to our line of credit and term loan was $0.2 million for the quarters ended September 30, 2011, compared to $0.3 million for the quarter ended September 30, 2010, which reflects a lower amount outstanding on both our line of credit and term loan facility.  The amount of the interest expense due related parties was $0.1 million in both periods.

Comparison of the Nine Months Ended September 30, 2011 and September 30, 2010

Net sales were $42.5 million for the nine months ended September 30, 2011, compared to $40.8 million for the nine months ended September 30, 2010, an increase of $1.7 million or 4.2%.  The increase in net sales in the current nine months was primarily due to the revenues earned by CMAC, which we acquired on December 31, 2010.

Cost of sales was $34.0 million for the nine months ended September 30, 2011, compared to $33.3 million for the nine months ended September 30, 2010, an increase of $0.8 million or 2.4%, in line with the increase in net sales.  Our gross margin and gross profit were 19.8% and $8.4 million for the nine months ended September 30, 2011, respectively, as compared to 18.4% and $7.5 million for the nine months ended September 30, 2010, respectively.  This is directly attributable to the contribution of higher gross margins realized by CMAC, as we start to realize the benefits of the acquisition.  We have continued to implement increased cost control of the products and services which we resell, our professional services costs were positively impacted by our better utilization associated with greater recognized revenue from these services in the current nine months and therefore, we did realize the higher margins on those services.  We have made some personnel reductions in the first nine months that will be fully realized in the fourth quarter of 2011.

Selling, general and administrative expenses were $10.3 million for the nine months ended September 30, 2011, compared to $7.4 million for the nine months ended September 30, 2010, an increase of $2.9 million or 39.0%.  The increase for the current nine months was the result of additional costs and personnel related to our acquisition of CMAC of approximately $1.3 million and amortization of their intangibles of $0.4 million.  Additional costs incurred were approximately $0.2 million for investor relations and other non-cash compensation costs including employee stock based compensation of $0.3 million, including our ESOP contribution.  Balance of the increase was due to additional sales hires and related fees of $0.3 million and an increase in administrative salaries and expense of $0.4 million.

Total other expenses were $3.4 million for the nine months ended September 30, 2011 as compared to $2.2 million for the nine months ended September 30, 2010, increased $1.1 million or 51.0%, mainly due to the $2.7 million loss on debt extinguishment as noted below as offset by a net gain of $0.3 million due from the sale and transfer of our interest in debenture which we had originally received as part of the Merger with Comamtech in June 2011 and a decrease in interest costs.  The other expense component had historically only consisted of miscellaneous other expense non-recurring items.  Interest expense is primarily related to our line of credit and term loan, and was $1.0 million for the nine months ended September 30, 2011, compared to $1.4 million for the nine months ended September 30, 2010, a decrease of $0.4 million.  Interest expense due to related parties was $0.3 million in both the 2011 and 2010 periods.

In the nine months ended September 30, 2011, we issued $4.0 million of secured debt and exchanged that same debt for convertible preferred stock in the same period.  The accrued interest expense and preferred stock issued as relating to the debt along with an additional issuance of common shares, at no cost, were all treated as a ‘loss on debt extinguishment’ as indicated on a separate line item in ‘other expense’ in our unaudited condensed consolidated statements of operations.  This one-time, non-cash expense totaled $2.7 million in the second quarter.  There are no further expenses related to this transaction anticipated in subsequent periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash and Cash Flow

As of September 30, 2011 and December 31, 2010, we had cash of approximately $0.2 million and $0.3 million, respectively.  We have used, and plan to use, such cash for general corporate purposes, including working capital.  As a matter of course, we do not maintain significant cash balances on hand since we are financed by a line of credit.  Typically, any excess cash is automatically applied to the then outstanding line of credit balance.  As such, we anticipate that we will have more than sufficient borrowing capacity to continue our operations in the normal course of business unless unforeseeable material economic events occur that are beyond our control.

As of September 30, 2011, we have negative working capital of $3.7 million and total stockholders’ equity of $2.7 million.  Included in current liabilities is unearned revenue of $4.5 million, which reflects services that are to be performed in future periods but that have been paid and/or accrued for and therefore, do not generally represent additional future cash outlay requirements.  Included in current assets are deferred costs of $2.8 million which reflect costs paid for third party extended maintenance services that are being amortized over their respective service periods.  The net change in the unearned revenue, offset by the deferred costs, will provide a benefit in future periods as the amounts convert to realized revenue.

In December 2010, pursuant to an Assumption and Amendment to Loan and Security Agreement (the "Loan Agreement"), we borrowed $3.0 million from our principal lender (the “Term Loan”) to fund the acquisition of our CMAC subsidiary.  The Term Loan was due in 36 equal monthly installments of principal plus interest beginning on February 1, 2011.  In May 2011, pursuant to a Consent and Amendment to Loan and Security Agreement (the “Amendment”), the maturity date was amended to April 30, 2012, and the remaining principal due on that date will be paid as a balloon payment.  The principal amount outstanding under the Term Loan accrues interest at a fixed rate equal to 9% per annum.  In addition, a final payment equal to 2% of the aggregate amount of the Term Loan is due on the earlier of the maturity date or the date the Term Loan is prepaid.  This final payment of $60,000 has been recorded as a discount to the Term Loan, which is being amortized to interest expense through December 2013, using the effective interest method.

The Term Loan is secured by substantially all of our assets.  The Loan Agreement includes various customary covenants, limitations and events of default.  Pursuant to the Amendment and other requirements, we were to maintain a minimum fixed charge ratio increasing from at least 1.10 to 1.00 in the first quarter of 2011.  This requirement was amended to a fixed charge ratio at least 1.75 to 1.00 over the life of the Term Loan.  The Loan Agreement also maintains certain additional affirmative and negative covenants, including limitations on incurring additional indebtedness.  As discussed in Note 6, in the accompanying unaudited condensed consolidated financial statements as at March 31, 2011 and June 30, 2011, we were not in compliance with the fixed charge ratio covenant in the agreement.  In May 2011, our lender issued a waiver in regards to the non-compliance with such covenant and has amended the Loan Agreement for an additional charge of $62,500 plus legal fees of approximately $15,000, payable immediately.

On September 27, 2011, pursuant to a Limited Waiver and Amendment to Loan and Security Agreement, the Loan Agreement was amended and certain covenants were replaced or modified resulting in our being in full compliance at September 30, 2011.  In addition, the maturity date was extended to the earlier of the maturity of the line of credit or December 1, 2013, the original maturity of the Term Loan, and the principal is due in equal installments with no balloon.

We believe that cash on hand, plus amounts anticipated to be generated from operations and from other contemplated financing transactions, whether from issuing additional long term debt or the sale of equity securities through a private placement, as well as borrowings available under our line of credit  will be sufficient to support our operations through September 30, 2012.  If we are not able to raise funds through private placements, we may choose to modify our growth plans to the extent of available funding, if any, and further reduce our selling, general and administrative expenses.

For the nine months ended September 30, 2011, net cash used in operating activities was $1.5 million, primarily due to our net loss of $5.2 million as reduced by a $3.0 million decrease in accounts receivable, non-cash charges totaling $3.3 million which included $2.3 million from the loss on extinguishment of debt and an increase in net unearned income and deferred costs of $1.2 million, which was offset by a $1.4 million reduction in accounts payable.

Net cash used in investing activities was $1.8 million including $2.2 million for our acquisition of CMAC on December 31, 2010, but funded in January 2011 and the collection of a note receivable for $0.5 million originally obtained from the Merger with Comamtech.

Net cash provided by financing activities was $3.1 million for the nine months ended September 30, 2011.  In May 2011, we issued a $4.0 million senior subordinated secured note.  On June 30, 2011, we completed the exchange of the note for convertible preferred stock and an additional issuance of common stock for no additional consideration.  Our line of credit was also reduced by the $2.0 million from the $2.0 million of cash acquired in the reverse recapitalization.  The balance of the activity was the regularly scheduled principal payments on our term loan of $0.8 million.

For the nine months ended September 30, 2010, net cash used operating activities was $1.3 million, primarily due to a $3.1 million increase in accounts payables, which was offset by net change of the total of our current assets and liabilities.  All of these have offset our net loss of $2.2 million during the nine months ended September 30, 2010.  Net cash used in investing activities was immaterial for the nine months ended September 30, 2010.  Net cash provided by financing activities for the nine months ended September 30, 2010, was $1.3 million which represents the net change between the increase in our borrowing on our line of credit, other debt repayments and the exercise of employee stock options.

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

Accounts Receivable

We have policies and procedures for reviewing and granting credit to all customer accounts, including:

●	Credit reviews of all new customer accounts,

●	Ongoing credit evaluations of current customers,

●	Credit limits and payment terms based on available credit information,

●	Adjustments to credit limits based upon payment history and the customer’s current credit worthiness, and

●	An active collection effort by regional credit functions, reporting directly to the corporate financial officers.

We reserve for estimated credit losses based upon historical experience and specific customer collection issues.  Accounts receivable reserves as of September 30, 2011, were approximately $254,000, or 2.6% of the balance due.  We believe our reserve level is appropriate considering the quality of the portfolio as of September 30, 2011, based on the lack of any material write-offs of bad debt.  While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience due to the current economic recession.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2011.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2011, the Company issued 26,906 shares of itsrestricted common stock to Robert Chaiken. In connection with the issuance of these shares, the Company relied upon the exemption from registration afford by Section 4(2) of the securities Act of 1933, as amended. Other than as set forth in this section, there were no unregistered sales of equity securities during the period ended September 30, 2011, that were not otherwise disclosed in a current report on Form 8-K.

ITEM 3.                         DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                         REMOVED and RESERVED

ITEM 5.                         OTHER INFORMATION

Not applicable.

ITEM 6.                         EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DecisionPoint Systems, Inc.

Date: November 10, 2011	By:	/s/ Nicholas E. Toms
Nicholas E. Toms
Principal Executive Officer

Date: November 10, 2011	By:	/s/ Donald W. Rowley
Donald W. Rowley
Principal Financial and Accounting Officer