Form 10-K
period 2011-12-31
DecisionPoint Systems, Inc.
filed 2012-03-30
CIK 1505611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to____________

DECISIONPOINT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-54200	37-1644635
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

19655 Descartes, Foothill Ranch, CA 92610-2609
(Address of principal executive offices) (Zip code)

(949) 465-0065
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.001
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $10,800,000.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 8,028,908 as of March 30, 2012.

PART I

Forward-Looking Statements

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
●	Our ability to raise capital when needed and on acceptable terms and conditions;
●	The intensity of competition; and
●	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1.    BUSINESS

History

DecisionPoint Systems, Inc., formerly known as Comamtech, Inc. (the "Company”, “DecisionPoint”, “we”, “our” or “us”), was incorporated on August 16, 2010, in Canada under the laws of the Ontario Business Corporations Act (“OCBA”).  On June 15, 2011, we entered into a Plan of Merger (the “Merger Agreement”) among the Company, its wholly owned subsidiary, 2259736 Ontario Inc., incorporated under the laws of the Province of Ontario, Canada (the “Purchaser”) and DecisionPoint Systems, Inc., (“Old DecisionPoint”).  Pursuant to the Merger Agreement, under Section 182 of the OCBA, on June 15, 2011 (the “Effective Date”) Old DecisionPoint merged (the “Merger”) into the Purchaser and became a wholly owned subsidiary of the Company.  Prior to the Merger, Comamtech was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  In connection with the Merger, the Company changed its name to DecisionPoint Systems, Inc., and the Purchaser changed its name to DecisionPoint Systems International, Inc. (“DecisionPoint Systems International”).  On June 15, 2011, both companies were reincorporated in the State of Delaware.

Pursuant to the terms of the Merger Agreement, we acquired all of the issued and outstanding capital stock of Old DecisionPoint from its shareholders in exchange for 4,593,660 shares of our common stock, resulting in an exchange ratio of one share for every eight shares of common stock tendered (1:8).  We also acquired all of the issued and outstanding Series A Cumulative Convertible Preferred Shares and Series B Cumulative Convertible Preferred Shares in exchange for 243,750 and 118,750 Cumulative Convertible Preferred Shares, respectively.  Immediately after the Merger, there were 6,934,412 shares of our common stock outstanding and 243,750 and 118,750 shares of our Series A Cumulative Convertible Preferred Shares and Series B Cumulative Convertible Preferred Shares outstanding, respectively.  In addition, we assumed all of Old DecisionPoint’s obligations under its outstanding stock option plans and warrant agreements.

The estimated fair values of the financial assets received and liabilities assumed from Comamtech in the Merger are comprised of the following as of June 15, 2011:

Cash	$2,361,742
Note receivable	100,000
Other receivables	1,488,850
Other curent assets	150,545
Accounts payable	(153,450)

Net asset value	$3,947,687

Pursuant to the Merger Agreement, on or before August 25, 2011, we were to have an audit performed on the balance sheet of Comamtech as of June 15, 2011 (the “Opening Balance Sheet”).  Prior to August 25, 2011, we prepared a statement (the “Purchase Price Statement”) setting forth our good faith computation of the shareholders’ equity of Comamtech as of August 15, 2011.  During August 2011, both parties accepted the Purchase Price Statement and agreed to forego an audit.

Pursuant to the Merger Agreement, if the final shareholders’ equity balance reflected in the Opening Balance Sheet was less than $7,233,000, then the shareholders of Old DecisionPoint at the date of the Merger were entitled to receive, on a pro rata basis, common shares according to a schedule set forth in the Merger Agreement.  The final shareholders’ equity balance reflected in the Opening Balance Sheet was $3,947,687 (see table above) and as a result, we issued the maximum number of additional common shares of 487,310 to the Old DecisionPoint shareholders on September 30, 2011.  These shares were included in total common shares issued and outstanding as of the Effective Date of the transaction.  This had the effect of reducing the exchange ratio from one for every eight shares tendered (1:8) to one for every seven point two three shares tendered (1:7.23273).  The additional common shares have been accounted for as a reduction in the exchange ratio for all of our other securities, including the preferred stock, stock options and warrants to purchase shares of our securities.

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

The accompanying consolidated financial statements present the previously issued shares of Comamtech common stock as having been issued pursuant to the Merger on June 15, 2011, in exchange for the net assets of Comamtech totaling $3,947,687 as consideration received.  The shares of common stock of the Company issued to Old DecisionPoint’s stockholders in the Merger are presented as having been outstanding since the original issuance of the shares.  Further, the exchange ratio, as adjusted above, has been retroactively applied to all share, weighted average share, loss per share, and stock option and warrant disclosures.

DecisionPoint has one wholly owned subsidiary, DecisionPoint Systems International.  DecisionPoint Systems International has two wholly owned subsidiaries, DecisionPoint Systems Group Inc. (“DPS Group”) and CMAC, Inc. (“CMAC”).  DecisionPoint Systems International acquired CMAC on December 31, 2010.  CMAC was founded and incorporated in March 1996, and is a logistics consulting and systems integration provider focused on delivering operational and technical supply chain solutions, headquartered in Alpharetta, Georgia.

DPS Group has two wholly owned subsidiaries, DecisionPoint Systems CA, Inc. and DecisionPoint Systems CT, Inc.  DecisionPoint Systems CA, Inc., formerly known as Creative Concepts Software, Inc. (“CCS”) was founded in 1995 and is a leading provider of Enterprise Mobility Solutions.  Enterprise Mobility Solutions are those computer systems that give an enterprise the ability to connect to people, control assets, and transact business from any location by using mobile computers, tablet computers, and smartphones to securely connect the mobile worker to the back office software systems that run the enterprise.  Technologies that support Enterprise Mobility Solutions include national wireless carrier networks, Wi-Fi, local area networks, mobile computers, smartphones and tablets, mobile software applications, middleware and device security and management software.  DecisionPoint Systems CT, Inc. formerly known as Sentinel Business Systems, Inc. (“SBS”) was founded in 1976 and has developed over time a family of powerful enterprise data collection software solutions, products and services.  The combined company is a data collection systems integrator that sells and installs mobile devices, software, and related bar coding equipment, radio frequency identification (“RFID”) systems technology and provides custom solutions and other professional services.

Following the Merger, the business conducted by us is now the business conducted by Old DecisionPoint prior to the Merger.

Overview

DecisionPoint is an enterprise systems integrator that provides mobility systems integration and supply chain systems integration, as well as traditional scanning and mobility hardware solutions.  We design, deploy and support mobile computing and wireless systems that enable our customers to access enterprise data at the point of decision whether they are on the retail selling floor, warehouse loading dock or on the road making deliveries.  These systems generally include mobile computers, mobile application software, and related data capture equipment including bar code scanners and RFID readers.  We also provide professional services including consulting, proprietary and third party software and software customization as an integral part of our customized solutions for our customers.  Our supply chain systems integration offerings include Warehouse Management Systems (“WMS”), Transportation Management Systems (“TMS”), Enterprise Resource Planning Systems (“ERP”) as well as legacy systems.  We operate in one business segment.

We deliver to our customers the ability to make better, faster and more accurate business decisions by implementing industry-specific, enterprise wireless and mobile computing systems for their front-line employees, inside and outside of the ‘four-walls’.  It is these systems which provide the information to improve the hundreds of individual business decisions made each day.  The “productivity paradox” is that the information remains locked away in their organizations’ enterprise computing system, accessible only when employees are at their desk.  Our solutions solve this productivity issue.  As a result, our customers are able to move their business decision points closer to their own customers who in turn, drive their own improved productivity and operational efficiencies.

We accomplish this by providing our customers with everything they need to achieve their enterprise mobility goals, starting with the planning of their systems, to the design and build stage, to the deployment and support stage, and finally to achieving their projected Return On Investment (“ROI”).  Our business designs, sells, deploys and services voice and data communications products and systems for private networks and wireless broadband systems for a wide range of enterprise markets, including retail, transportation and logistics, manufacturing, wholesale and distribution, as well as other commercial customers (which, collectively, are referred to as the “commercial enterprise market”).

Many of our software and systems integration projects are required to stabilize the customer’s existing environment in order to fully capture the intended functionality of the software application.  Examples of this include Configuration, QA Testing, Volume and Regression Testing as well as Process Improvement and Engineering.  Our team of experienced resources engages with the customer to provide a “current state” analysis as well as a “future state” roadmap that provides valuable data to executive management to make critical business decisions.

DecisionPoint Offerings

We deliver a solution that typically consists of a combination of the following:

●	specialized mobile computers
●	a wireless network infrastructure (or the use of a national wireless carrier)
●	specialized mobile application software
●	integration software to our customers’ existing enterprise systems, and
●	a range of professional services needed to make it all ‘work’
●	industry and/or software specific consulting and integration services.

We employ a highly talented and experienced staff of consultants (both in-house and on a contract basis), architects, engineers, and support personnel to guide our customers through this process to success.

During the business cycle our highly experienced professionals will:

●	consult with customers about their business needs
●	design the overall enterprise mobile solution to fit the needs
●	build or acquire the software needed for the solution
●	acquire the wireless and mobile computers needed
●	deliver the services to deploy it all, and
●	support the system after it has been installed.

Bringing mobile computing to the front-line enterprise worker is orders of magnitude more challenging than delivering similar technology to the consumer.  Unlike the individual consumer, a business enterprise has significant performance, reliability and security requirements.  In addition, any system must be integrated with the complex enterprise systems already in place.  Therefore, we must possess the required knowledge and be able to manage a myriad of technical details and nuances to achieve our customers’ desired outcome.

We have developed an ‘ecosystem’ of partners which we bring to every customer situation.  The standout partner in this ecosystem is Motorola Solutions, Inc. (“Motorola Solutions”) for which we consistently are one of the nation’s top Value Added Resellers (“VAR”).

We provide Enterprise Mobility Solutions to our customers that include hardware and software as well as consulting and solution design, technical and programming services, and software and support services.  Our hardware suppliers include companies such as Motorola, Zebra Technologies Corporation, Datalogic Scanning, Inc., Intermec Technologies Corporation, and Datamax — O'Neil, a unit of Dover Corporation.  Software suppliers include companies such as AirWatch, CXT Software, Verifone GlobalBay Mobile Technologies, Inc., Xata and Wavelink Corporation.  Hardware and software products can be purchased either directly from the manufacturer or from wholesale distributors of technology products such as Ingram Micro, Inc., ScanSource, Inc. and Blue Star, Inc.  Product availability from suppliers and wholesale distributors can be subject to short term delays of 30 to 60 days due to significant demand changes, and at times we may have exposure to potential longer term limited product availability due to product recalls or natural disasters such as the recent tsunami in Japan.  Such product availability issues do not generally affect our ability to compete in the marketplace; rather it may affect our ability to deliver our solutions on a timely basis.  We purchase most of our hardware from Motorola Solutions since they are the industry leader for ruggedized mobile scanner hardware and related accessories which they manufacture, but we have the ability to purchase hardware from other suppliers such as Intermec.  Our agreements with suppliers have different terms than our competitors and as such, we do not want our competitors to have any knowledge of those terms and conditions as it would affect our ability to be competitive in the market.

We do not engage in any research and development activities.

Major manufacturers and other top partners have come to depend on the VAR channel in order to grow their own businesses.  This is because they cannot cost-effectively penetrate their target markets alone given the number and variety of ways their product is applied and because of the myriad of complex integration requirements.  They have come to view their role as providing the best-of-breed wireless and mobile computing technology to the market and partner with us to extend their business.  This applies not only to Motorola Solutions with wireless and mobile computing technology, but also to other high tech manufacturers who produce printers, labels, RFID and other technology products.

As our markets have grown and have become more sophisticated, we have grown both in size and in the nature and type of services offered.  As our customers come to depend more and more on enterprise wireless and mobile computing to run their businesses, we continue to deliver and expand our services to keep those systems running.  We are actively moving into the areas of enterprise managed services, consulting services and software-as-a-service (“SaaS”) to continue to deliver our value and build ongoing revenue streams for the Company.

We continue to make investments in SaaS offerings in response to what we believe is a fundamental shift in our customers’ requirements.  And we are monitoring the results closely.  In 2011, we increased our commitment to our Mobile Device Management offering through a new relationship with AirWatch as well as additional investment in infrastructure and resources to expand our capabilities in this offering.  This expansion is directly related to the continuing growth we are seeing from our customers for this service.  Customers have begun to realize that they do not have to own the entire end-to-end solution in order to reap its benefits.  In fact, there can be major cost savings for them if they choose instead to receive part of the value of what we have to offer in a SaaS model.  We are a believer in this theory ourselves, as we are an avid salesforce.com customer. Salesforce.com is one of the world’s largest SaaS companies.

Acquisition of CMAC

On December 31, 2010, DecisionPoint International acquired CMAC, a supply chain consulting and systems integration firm focused on delivering operational and technical solutions for enterprises.  Both CMAC and DecisionPoint are in the same vertical markets, and the acquisition was intended to broaden our professional services and software integration.  Our combined teams work together to complement each other’s strengths.  The acquisition of CMAC also expands our data base of professional services contractors who are available on an as needed basis, thereby enabling us to be more responsive and act more quickly to assist our customers.

CMAC is committed to improving its clients’ competitive position by developing operational excellence strategies and implementing best-in-class supply chain planning, execution and automated technology solutions.  Its focus is on providing integration and implementation services for customer supply chain management applications ranging from WMS, ERP, to TMS as well as others provides highly skilled resources to manage or augment customer project teams during the design, development and/or deployment stages.

CMAC’s professional services can be summarized as follows:

For over 15 years, CMAC’s experienced team has provided cost effective solutions to organizations in various industries and has evolved into a proven market leader.  CMAC has standardized processes and procedures that allow for rapid deployment of integration and implementation solutions.  This methodology is designed for success and will aid us in managing our customer deployments from the software selection process through the implementation and launch support phases.  Together our combined team aims to provide our clients with highly experienced and affordable professionals using proven methodologies designed to achieve a quicker value realization.

CMAC has a Technology Center located in Alpharetta, GA that provides our partners and customers with an avenue to perform software solution demos and evaluations, end user training, conference room pilots, hardware and software validation, and device management services.  In addition, the Technology Center is equipped with all of the latest wireless network technologies to perform real-time testing and validation of software applications, hardware and network functionality and infrastructure.

Marketplace

Industry

Over the past five years, the Enterprise Mobile Computing industry has standardized several key technologies.  This standardization has enabled the market to grow.  Examples of this include the Windows Mobile, Android, RIM and iPhone operating system for mobile devices, 802.11 a/b/g “Wi-Fi” wireless local area networks, and robust nationwide wireless carrier data networks such as T-Mobile, Verizon and Sprint.

This standardization has allowed mobile computing manufacturers to build product to these widely adopted standards, creating the opportunity to automate workers using these standards.  These developments have created many opportunities for us to build enterprise wireless and mobile computing solutions for our customers’ needs.

Determining which enterprise wireless and mobile solutions we deliver to our customers highly depends on several key factors including the customer’s industry.  It requires that we possess domain expertise in our customers’ industries.  It also requires business application software expertise, general industry and software specific knowledge and mobile computing and wireless networking technical acumen.

The customer’s industry is very important because unlike generic wireless business applications such as email, the applications that we provide involve business processes which are very specific to a vertical market.  An example is Proof-of-Delivery (“POD”).  In order for a POD application to deliver value it must not only be tailored to a specific industry such as couriers, but it must also be tailored to each specific courier company depending on how they run their business process.

The key to delivering customer solutions profitably is for us to know where standardized system hardware and software components will deliver the required result and where they cannot and therefore, more custom components need to be utilized.  This capability comes from our years of experience, our talented professionals and our highly developed ecosystem of partners.

We provide a complete line of consulting, deployment and integration services, including site surveys, equipment configuration and staging, system installation, depot services, software support, training programs and project management.

Current Market Environment

Over the last several years, we have been repositioning ourselves to focus more on providing higher margin consulting services along with customer-driven, mobile wireless and RFID solutions rather than providing simply hardware and customized software as a reseller.  This is the key to increasing our profitability and is also a major point of differentiation.  The acquisition of CMAC has been instrumental in this repositioning.  Small resellers and large catalog resellers simply do not want to, or cannot, provide the types of custom, hands-on services needed to make these systems a success.  Our major ecosystem partners and Independent Software Vendors (“ISV’s”) recognize this and have come to depend more and more on us to deliver the business value that their products enable.

By referring more end-user demand to DecisionPoint, partners can leverage our personnel and skills to provide customers with enhanced personal service.  With deep expertise about specific customers’ operations and industry, resellers are very effective in promoting sales of key vendor’s products.  Today, a majority of Motorola’s sales of mobile computers are through the sales channel in which we participate.

We benefit from other advantages by participating in this sales channel.  The industry leaders have established program rewards, such as favorable pricing structure incentives, for those top-tier VARs, such as DecisionPoint, who invest in their programs and technologies.  As a result, we train our personnel, which differentiate us from other potential competitors whose personnel may not have the same training as ours. Within our commercial enterprise market, we believe there continues to be long-term opportunity for growth as the global workforce continues to become more mobile and the industries and markets that purchase our products and services continue to expand.  The markets in which we compete include mobile computing products and services, enterprise wireless services, bar code scanning, RFID products and services and mobile network management platforms.  Organizations looking to increase productivity and derive benefits from mobilizing their applications and workforces are driving adoption in this market.

Our strategy in our target market is to enable our customers to focus on their missions, not the technology.  This is accomplished by providing mission-critical systems, seamless connectivity through highly reliable voice and data networks and a suite of advanced and/or custom applications that provide real-time information to end users.

DecisionPoint Target Market(s)

The markets for enterprise wireless and mobile computing are very fragmented while also being extremely complex in nature.  But generally they can be characterized by the following attributes:

1.	Vertical market industries which require specific domain expertise.
2.	Industries which track goods or deliver a service in the field (or both).
3.	Industries which have a significant group of mobile workers, whether they operate primarily in one place or in the field.
4.	Manufacturing operations where there’s real-time interaction between the shop floor employees and the management decision makers.
5.	Manufacturing and assembly operations that are moving more and more to a Just-in-Time (“JIT”) operation where accurate data is critical.

In the commercial enterprise market, our approach is to deliver products and services that are designed to empower the mobile workforce to increase productivity, drive cost effectiveness and promote faster execution of critical business processes.

Vertical Markets

The attractiveness of any vertical market depends directly on the size and nature of the problems which that market faces that can be addressed by enterprise wireless and mobile computing.  Historically, retail, warehousing, and manufacturing were the largest industries.  Each typically had large amounts of goods in constant motion which needed to be tracked.  In addition, each had a workforce which primarily operated in one place (i.e. a retail store, a distribution center or a factory).

Although these markets are still attractive for us and comprise a significant portion of our business, new markets are emerging which hold as great or even greater promise than our historical markets.

Transportation, logistics and field services such as repair and maintenance, delivery and inspections are now emerging as great new markets.  This is primarily due to the arrival of robust, national wireless carrier networks that can reach a field-based mobile worker almost anywhere they are.  The general term for this new group of markets is referred to as “Field Mobility”.  Although it cuts across multiple industries and business applications, it has one common characteristic: goods are tracked or services are being performed by field-based workforces, not workers operating in a single location under one roof.

Our Field Mobility Practice

We believe that the growth of Field Mobility based markets will be so significant over the next several years, that we have created a dedicated business practice to focus on it.  This practice was established in 2008, with the express purpose of replicating our historical success with a new set of customers together with a new ecosystem of partners which include three major wireless carriers; Verizon, Sprint and T-Mobile.  The carriers not only bring potential new opportunities but also have attractive programs which allow us to earn additional revenue when we facilitate service of mobile computers and devices on their networks.  We currently have active projects with Verizon, such as Fleet Control.  We also recently released bundled solutions and enhanced services that Sprint will be providing to customers on the Sprint bill.  These bundles and services include Proof-of-Delivery, Inspection Services and Grapevine Push-to-Talk.

We are not alone in our expectations of growth for Field Mobility.  Motorola Solutions has demonstrated through its strong on-going support that it’s also counting on significant growth as well.  They believe that as wireless carrier networks become ubiquitous, it will increase their market opportunity to put greater numbers of mobile computers into the hands of entire groups of field-based workers who may have never had a mobile computer before.

Products and Services

Mobile Applications

We deploy mobile applications for a wide variety of business processes, depending on the industry.  Below is a brief overview of some of those applications by industry:

Retail Store: Stock locator, shelf price marking, markdowns, inventory control, physical inventory, merchandising, customer service and mobile point-of-sale (“POS”).

Warehousing and Distribution: Order shipping, order picking and packing, stock move and replenishments, product receipt and put-away, labeling, physical inventory and cycle counts.

Manufacturing: Production count, work-in-process tracking, raw material consumption, Just-in-Time manufacturing requirements, quality control and assurance, lot/batch/serial number control and scrap reporting.

Transportation and Logistics: Proof-of-delivery, commercial turn-by-turn directions, route optimization, cross-docking, returns and Department Of Transportation driver hours of service and route logging.

Field Mobility: Field service and repair or wireless work order management, enterprise asset management, inspection, preventative maintenance, surveys, rounds and readings.

Software

Unlike the market for standardized business software such as email or accounting, the market for enterprise mobile software is more customized.  One size does not fit all.  Enterprise mobile software systems must support the specialized business processes in an industry-specific and sometimes customer-specific way.  For this reason, we utilize several avenues to provide mobile software solutions that meet our customers’ unique requirements.

●
Software sourced from specialized ISV’s.  The software produced by specialized ISVs is designed to fit a particular vertical market and application.  Even still, it must be tailored to meet the needs of each customer and often requires integration to the customer’s enterprise system(s).  Depending on the requirements, this tailoring is provided by DecisionPoint or by the ISV themselves under contract to DecisionPoint.  We have built a network of market and application focused ISVs specializing in Field Mobility applications for this purpose.  In short, an ISV application, ruggedized mobile hardware, a wireless network, deployment services, and ongoing system support can be delivered by DecisionPoint more effectively and with less risk than with any other combination of providers.

●
When an ISV solution is not available, custom software can be created in-house using standardized programming platforms like Microsoft.NET® framework, Java™, Android and Apple iOS.  These are used when there is simply no other “off-the-shelf” way to meet the customer’s requirements.

We have multiple software options available which gives us the ability to meet the customer’s total need at the best value to them.  We intentionally have made a point not to be “married” to any single vendor, product offering and/or solution in order to be focused on the customer’s ultimate needs.

Professional Services

Our professional services offerings fall into one of three categories: business consulting, technical consulting and technical development.  Business consulting is where we engage with our customer to help them understand the potential ROI of implementing mobile computing, or supply chain services as examples, for a particular business process.  Technical consulting services help determine the technology to be used and how it is to be implemented.  We utilize our proven evaluation techniques, tools, and experience to recommend the optimal technology solution that provides organizational, operational and system improvements to our customers.  We take advantage of our database and assessment methodology to quickly identify viable solutions for client operations.  Once the solution is identified and selected, we apply our proven fast track “3D” (Define, Design, Deliver) implementation methodology to insure project success.  Technical development includes actual software programming and configuration of the mobile computing, WMS and TMS application solutions as well as interface software needed to connect to our customer’s existing back-office systems.

Our full suite of professional services allow for many “areas of engagement” with our customer base.  We can initiate and engage on an opportunity in several areas of the project lifecycle.  The professional services listed below allow us to provide value to organizations regardless of where the customer is in their project evaluation/implementation or rollout:

●Engineering & Material Handling	●Middleware Applications
●Facility Automation	●Site Surveys & Installation
●Supply Chain Strategy	●Change Management
●Six Sigma & Lean Six Sigma	●Resource Augmentation
●WMS/3PL Selection & Support	●Temp-to-Perm
●Call Center Outsourcing	●Contract-to-Hire
●Project Management	●Direct Hire
●WMS/ERP Implementation	●Team Services
●Transportation Management	●Work Flow Management

Supply Chain Services

Supply Chain services include Pre-Contract, Pre Go-Live and Post Go-Live solutions.  Our project team will engage and manage the project from end-to-end, allowing the customer resources to stay focused on their tasks.  Many of the services that we provide are listed below:

Pre-Contract	Pre Go-Live	Post Go-Live
Project Management	CRP Execution	Post implementation audit
Solution Design	Training Documents	System re-configuration
Application Study	Job Aid Development	Custom report design and development
CRP Script Development	Training Execution	EDI Interface design and development
CRP Configuration & Setup	Software Configuration	Issues documentation and management
Current State Design	Technical Support	Training and certification
Future State Design	System Interface Development/Programming	Satisfaction surveys/ process improvement
Mobility Readiness Evaluation	Implementation Support	Enhancement management/ implementation
ROI Targets/Worksheet	Modification Specification & Design	Multi-site rollout
Proof of Concept Design	Testing	Service Level Agreement
Host application requirements	Vendor Management	ROI Analysis
Device application requirements	Custom Reports	Ongoing Support

CMAC, along with one of our ISV Partners, offers Near-Shoring services for application development and host application programming.  Our partnership allows us to offer extremely competitive resource rates for application development, scripting, code design, and custom application development.  This area has significant growth potential as more companies are looking to move application development closer to their operations where the time zones and language barriers are not an issue.  We also have Tier 3 WMS ISV partners for traditional WMS turnkey solutions as well as SaaS inventory management hosted solutions.

Rollout, Support and Management Services

These services involve installing a solution into the customer’s computer systems infrastructure (“implementation”) and then replicating that implementation out to all their operating locations (“rollout”).  The rollout is critical because unless the mobile computing solution is rolled out across all operating locations, the desired ROI will most likely be limited.

We offer a wide range of services in this category.  They include everything from assembling kits of everything needed for the system on a per location basis (“kitting”) to providing logistical services for rollout (“staging”), to advanced exchange services for broken units in the field, to help desk support and to a self-service portal where a customer can check the status of a service case or equipment repair.

For Field Mobility projects, carrier activation is a key service.  Activation is where we actually activate mobile computers and/or devices to run on the carrier networks.  Not only is this a key service to complete projects, but it is also a source of revenue for us from the carriers when we activate mobile computers and/or devices to operate on the carrier networks.

In addition, we offer staff augmentation services to customers that allow for shorter term projects or implementations, workflow management teams for cyclical business customers, as well as contract-to-hire resources that engage on supply chain projects and can convert to a permanent position at the customer location, which helps significantly with the knowledge transfer as well as capital knowledge base.  Contract-to-hire solutions have proven beneficial for customers to overcome workforce issues during hiring freezes by allowing them to deploy solutions and then convert resources to full-time status upon expiration of the hiring freeze.

Finally, we are adding offerings in the managed services and SaaS categories.  Increasingly, customers want to outsource various aspects of operating and maintaining their enterprise mobile systems.  We are providing various service offerings to remotely manage customers’ mobile computers and wireless networks as well as offer mobile software on a SaaS subscription basis.

Hardware

Our hardware reseller sales strategy is designed to avoid competing for hardware sales based solely on low cost provider status.  Throughout the sales cycle, we are diligent to point out to a customer that hardware is only one component of the complete solution they are looking for.  By bundling the software and services, mentioned above together with the hardware, we position ourselves as the value-added solution provider.  This positioning differentiates us from the low-price, ‘discount’ hardware resellers who do not have this capability.

We offer the following types of enterprise wireless and mobile computing hardware on a cost competitive basis:

●	Handheld and vehicle-mounted, ruggedized mobile computers
●	802.11 a/b/g wireless LAN (“Wi-Fi”) infrastructure
●	RFID tag readers and related infrastructure
●	GPS receivers
●	Two-way radios
●	Handheld bar code scanners
●	Bar code label and RFID tag printers and encoders
●	Ruggedized laptops for industrial environments

Consumables

We have extensive expertise in bar code and RFID consumables solutions.  We offer a full line of high quality labels, RFID tags, and printer ribbons to meet the demands of every printing system.  We select the right components from a wide range of products on the market from both independent and original equipment manufacturers of printers and RFID printers/encoders.  Matching media to the unique application is what makes the system work.  In addition, consumables are essentially a recurring revenue stream once a customer has their system up and running.

Sales and Marketing

Customer Base

Our historical success has largely followed the broad adoption of enterprise wireless and mobile computing technology industry by industry.  As mentioned above, this adoption pattern started with retail stores and moved backward through the retail supply chain into distribution and then manufacturing.  It also spread horizontally from the retail supply chain into the supply chain of industrial goods as well.  Since the roots of DecisionPoint go back to the mid 1970’s, our customer base mirrors this fact as well.  Our products and services are sold nationwide to a diverse set of customers such as retail, utility, transportation and logistics, manufacturing, wholesale and distribution and other commercial customers.

A cross-section of our customers includes:

●
Retailers in various categories and sizes, including “Tier-1” companies such as J. Crew Group, Inc., Liz Claiborne, Inc., PETCO Animal Supplies, Inc., Nike, Inc., Nordstrom, Inc. , and Grocery Outlet (Canned Foods, Inc.).

●
Manufacturing companies such as Dade Behring (Division of Siemens), Mercedes Benz US International, Inc., BMW Manufacturing Company, KIA Motors Manufacturing Georgia, Inc., Sargent Manufacturing Co. (Division of ASSA Abloy),  BASF Corp, Sanmina-SCI Corp, Orica USA, Inc., Timken Corp., Swiss Army Brands, Smith & Wesson and pharmaceutical companies such as Pfizer, Inc., Johnson & Johnson and Bristol-Myers Squibb.

●
Transportation, warehousing and distribution, including logistics companies such as Golden State Overnight Delivery Service, Inc., Ryder System, Inc., Exel, DHL Global Mail, Inc., SAIA, Inc. and Frontier Logistics LP.

Now that the Field Mobility marketplace is starting to grow significantly, we are working with customers such as G4S, for security services for their patrol officers, Scientific Games Corp., for their field service technicians, and Mobile Mini, Inc., a provider of mobile temporary storage facilities.  In addition, we are working with several automotive OEM’s on a dealership application that has significant revenue and growth potential.  A common element of many customers in this marketplace is that they are new to mobile computing and thus have limited staff or expertise to deploy and support such programs.  As such, DecisionPoint is an ideal partner for these customers in that our portfolio of development, deployment and support services ensure the success of their mobile and wireless projects.

We aim to deliver the ‘whole solution’ to a customer, from solution design through support.  Our objective is to target markets that will permit the delivery of as many of these products and services as possible, so as to maximize the profit opportunity while minimizing the costs of sale and delivery.

Thus, we seek to classify the type of end-user that it targets in order to quickly and cost-effectively put the right amount of resources on each sales opportunity.  The three main end-user classifications are:

●
Full Solution Customer - This is a customer that wants us to provide not only the entire solution from initial consultation and design, but also the ongoing support of the system.  Such an end-user views the entire system as critical to its business and wants to outsource it to industry professionals.  This is the ideal customer for us, one that understands and values the cost effectiveness of the entire solution and ongoing support of the system.

●
Customer as their own integrator - The end-user sources all the parts and pieces of the system, programs it, installs it, commissions it and supports it.  In effect, the customer is their own integrator, and wants to buy products and services only in a transactional relationship.  DecisionPoint limits its resources to provide these customers with competitive product and service pricing.

●
Hybrid Customer - Such customers have some systems integration capability themselves but have also recognized that “they know what they don’t know” and are willing to contract for certain services as part of an enhanced transactional relationship.  A Hybrid Customer is attractive on a case-by-case basis depending on the circumstances of the situation.

In each of the three scenarios above, we strive to position our professional services as a core value-added component to the customer.  Our ability to reliably test, configure, kit, stage, and deploy large rollouts of mobile computers for specialized applications is a key service offering that enables our customers to realize the ROI they were expecting on mobile computing in the first place.

Sales and Sales Support

We support our business model using field-based teams of seasoned account executives with both pre- and post- sale systems architects who are experienced in all areas of enterprise mobile computing.  Their focus is to develop customers’ enterprise wireless and mobile computing requirements in order to develop solutions for them and ultimately close business for our product and service set that fulfills those requirements.

We fulfill the need for application software both in-house and through ISVs depending on specific customer need. ISVs like this model because they are generally looking for sales, marketing and integration partners like us to expand their own reach.

We currently employ 57 people in our marketing, sales and professional services operation.  We have 3 marketing people, 20 sales people, all of whom are qualified in system technology design, installation and integration.  They receive substantial technical support and assistance from 23 systems engineers and technicians and 5 software engineers.  Supporting the sales effort are 6 sales administrators, who are responsible for the detailed order entry and for the inputting of the related data into our accounting system.

Additionally we have access to an in-house database with several thousand contractors.

Geographically, the sales team is spread throughout the United States and can handle projects on a national and international basis from its East and West coast facilities.  When a situation dictates, we may utilize independent contractors.

Sales System Support: SalesForce.com

We make extensive use of the salesforce.com customer relationship management (“CRM”) system to support our sales and marketing operations.  All business processes from demand creation through closing orders are tracked using salesforce.com.  This includes the following business processes: marketing campaign management, lead generation, sales opportunity and pipeline management, sales forecasting, sales territory and account management, and strategic account planning.

In addition, all professional services projects and time are tracked using salesforce.com.  These tools allow us to get a better understanding of project profitability which helps us manage our key project resources.

Marketing Activities

We address our target markets through a combination of our own marketing activities, relationship selling and vendor-supplied leads.  The common aim is to establish our credibility in the space, and then definitively demonstrate to the potential customer that we can tailor solutions to that customer’s needs.

Our seasoned sales team also provides many sales opportunities through past relationships and detailed domain knowledge of the operations of the top companies in the target market space.  Given that enterprise wireless and mobile computing systems are a complex sale, it is very beneficial to have knowledge of how individual companies actually operate, how they address IT systems issues, and how they buy and manage complex technology.  Our sales teams use such information to their advantage against some of the commodity-type resellers in the space.

Vendor-supplied leads play a part in our success as well, in that vendors see it to their advantage to funnel sales opportunities to us thereby minimizing their selling costs.  They are also willing to spend a sizeable portion of their discretionary marketing development budget for demand generation activities.

Our investment in our Field Mobility practice is generating wireless carrier sales and the establishment of a new sales channel.  We have established key wireless carrier relationships with Sprint, T-Mobile and Verizon and are now seeing the fruit of our labor.

In 2011, we again increased our internal sales development function to support these carrier relationships.  Currently staffed by seasoned industry veterans, this function is to continually cull all sources of leads and nurture them to the qualification stage where it makes economic sense for one of our account executives to get involved.

Realizing that statistics show that the vast majority of B2B activity today starts with an Internet search, we have invested in some forward-thinking tools and technologies to help meet our future customers there.  We continue to invest in our website, www.decisionpt.com, and we also have a complete online, closed-loop demand generation tool to track and manage leads to productively increase the sales pipeline.  This includes email marketing with closed-loop feedback as well as email campaigns that track recipient behavior after their receipt in real time.  This allows us to convert them into active prospects at the exact time they are investigating solutions for their particular problem.

Competition

The business in which we operate is highly competitive.  Continued evolution in the industry, as well as technological migration, is opening up the market to increased competition.  Other key competitive factors include: technology offered; price; availability of financing; product and system performance; product features, quality, availability and warranty; the quality and availability of service; company reputation; relationship with key customers and time-to-market.  We believe we are uniquely positioned in the industry due to our strong customer and vendor relationships, our consultative and technological leadership and capabilities and our comprehensive range of offerings.

We compete with other VAR’s and System Integrators/engineering organizations (“SI’s”) in system design, integration and maintenance arenas.  However, as a Tier-1 reseller for major equipment vendors including Motorola Solutions and Zebra, we encounter fewer than ten competitive Tier-1 VARs and SIs representing these manufacturers in the marketplace.

We typically win business from such competitors based on our turnkey software engineering skills and one-stop-shop technical capabilities.  Recognizing us as a significant VAR within its universe of Tier-1 partners, Motorola Solutions has granted us variable pricing applicable to specific major customers.  These price discounts give us an edge in the marketplace through greater margin flexibility.  As a result, we do not typically lose contracts due to price sensitivity.

Large system integrators are seeking to move further into the segment in which we compete.  Competitors in this segment, may also serve as subcontractors to large system integrators and are selected based on a number of competitive factors and customer requirements.  Where favorable to us, we may partner with other system integrators to make available our portfolio of advanced mission-critical services, applications and devices.

We have identified the following ten companies as primary competitors in the VAR and SI spaces:

●
Agilysys, Inc. (Nasdaq: AGYS) - Agilysys is a publicly traded NASDAQ company and is a distributor of enterprise computer system solutions with $640 million in revenue.  One of their divisions provides services similar to those offered by us.

●
International Business Machines Corp. (NYSE: IBM) – Although significantly larger than us, IBM seeks to deliver the same type of value proposition to the market.  IBM is a very large organization; enterprise wireless and mobile computing are just one of a large set of competencies and services they provide to the marketplace.

●	Accenture plc (NYSE: ACN) – Accenture is a global management consulting, technology consulting and technology outsourcing company. Their global headquarters are in Dublin, Ireland. It is the largest consulting firm in the world, as well as being a global player within the technology consulting industry.

●
Sedlak Management Consultants – Sedlak is a supply chain consulting firm specializing in distribution consulting. They are a privately-held Cleveland, Ohio based company, and have been in business for over 50 years.

●
Peak Technologies, Inc. – Maryland based Peak is an integrator of Automated Identification and Data Collection (“AIDC”) equipment including wireless RF, network and ERP integration solutions, enterprise printing, bar code scanning, mobile computing, and terminal and software technologies.  Peak was originally built up by current DecisionPoint executives, CEO Nicholas Toms and CFO Donald Rowley, and was then sold to Moore Corporation (now RR Donnelley) in 1997.  RR Donnelley, as part of its strategy to focus on commercial printing, sold Peak to Platinum Equity in December 2005.  Keystone Capital, Inc. acquired Peak in October 2011, from Platinum Equity.  During December 2011, Peak acquired Washington based Ryzex, a mobile technology solutions company.

●
Catalyst International, Inc. - Catalyst is a supplier of supply chain solutions on multiple technology platforms.  It is a certified SAP Services Provider, including wireless enabling of SAP applications.  Catalyst is wholly owned by CDC Corporation (Nasdaq: CHINA), a NASDAQ traded company. CDC Corp. filed for Chapter 11 bankruptcy protection in October 2011.  The company announced in November that it had received notice from Nasdaq that it was being delisted for not filing its 2010 annual financial report.

●
Stratix, Inc. - Georgia based Stratix is a substantial competitor of DecisionPoint, especially in the South Eastern part of the U.S.  Their customer base includes large nationally based Tier-1 retailers, distributors, major commercial airlines and general manufacturers.  In December 2011, Stratix announced that Grey Mountain Partners had acquired a majority interest in the company.

●
Miles Technologies Inc. - Headquartered in Lake Zurich, IL, Miles is a service oriented reseller of bar code printers, wireless data collection devices, RFID and consumables.  Miles is considered to be a niche player in the upper Midwest.

●
Acsis, Inc. - Acsis is a SAP-certified global enterprise software company that automates supply chain operations with a platform, Data-Link Enterprise, which interfaces with multiple types of equipment on the manufacturing/distribution floor, such as barcode and RFID readers.  In December 2005, Acsis was acquired by Safeguard Scientifics, Inc. (NYSE: SFE), a NYSE traded company.  In May 2008 Safeguard announced that it sold Acsis to Saints Capital.

●
Barcoding, Inc. – Maryland based Barcoding helps organizations streamline their operations with automatic identification and data collection systems (AIDC).  Clients include manufacturing, distribution, healthcare and warehousing enterprises, as well as state, local and federal agencies.

●
Other Competitors in the U.S. - Certain ‘catalog and online’ AIDC equipment resellers offer end-users deeply discounted, commodity oriented products; however, they typically offer limited or no maintenance support beyond the manufacturer’s warranty (which generally results in slower repair turnaround time).  More importantly, as end users have become increasingly dependent on VARs and SIs to provide platform design, integration and maintenance, end users typically do not place major purchase orders with such resellers.

Employees

As of December 2011, we have a total of 68 full time employees and 1 part time employee.  We have not experienced any work disruptions or stoppages and we consider relations with our employees to be good.

ITEM 1A.    RISK FACTORS

Our limited operating history as a public company makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Although our management team has been engaged in software development for an extended period of time and we began the operations of our current business in December 2003, we have only been operating as a public company with our current operations since June 2009.  We have a limited operating history in our current combined form, which makes it difficult to evaluate our business on the basis of historical operations.  As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Reliance on our historical results may not be representative of the results we will achieve.  Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, product costs or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

The RFID industry is characterized by rapid technological change, and our success depends upon the frequent enhancement of existing products and timely introduction of new products that meet our customers’ needs.

Customer requirements for RFID products are rapidly evolving and technological changes in our industry occur rapidly.  To keep up with new customer requirements and distinguish us from our competitors, we must frequently introduce new products and enhancements of existing products.  Enhancing existing products and developing new products is a complex and uncertain process.  It often requires significant investments in research and development (“R&D”) which we do not facilitate.  We do not have adequate resources to invest in R&D that will keep pace with technological changes in our industry.  Even if we made adequate investments in R&D, they may not result in products attractive or acceptable to our customers.  Furthermore, we may not be able to launch new or improved products before our competition launches comparable products.  Any of these factors could cause our business or financial results to suffer.

Future business combinations and acquisition transactions, if any, may not succeed in generating the intended benefits and may, therefore, adversely affect shareholder value or our financial results.  Integration of new businesses or technologies into our business may have any of the following adverse effects:

●	We may have difficulty transitioning customers and other business relationships.
●	We may have problems unifying management following a transaction.
●	We may lose key employees from our existing or acquired businesses.
●	We may experience intensified competition from other companies seeking to expand sales and market share during the integration period.
●	Our management’s attention may be diverted to the assimilation of the technology and personnel of acquired businesses or new product or service lines.
●	We may experience difficulties in coordinating geographically disparate organizations and corporate cultures and integrating management personnel with different business backgrounds.

The inability of our management to successfully integrate acquired businesses, and any related diversion of management’s attention, could have a material adverse effect on our business, operating results and financial condition.

Business combinations and other acquisition transactions may have a direct adverse effect on our financial condition, results of operations or liquidity, or on our stock price.

To complete acquisitions or other business combinations, we may have to use cash, issue new equity securities with dilutive effects on existing stockholders, take on new debt, assume contingent liabilities or amortize assets or expenses in a manner that might have a material adverse effect on our balance sheet, results of operations or liquidity.  We are required to record certain financing and acquisition-related costs and other items as current period expenses, which would have the effect of reducing our reported earnings in the period in which an acquisition is consummated.  These and other potential negative effects of an acquisition transaction could prevent us from realizing the benefits of such transactions and have a material adverse impact on our stock price, revenues, revenue growth, balance sheet, results of operations and liquidity.

We expect that we will need to raise additional funds, and these funds may not be available when we need them or the additional funds may not be obtained on favorable terms.

We believe that we will need to raise additional monies in order to fund our growth strategy and implement our business plan.  Specifically, we expect that we will need to raise additional funds in order to pursue rapid expansion, develop new or enhanced services and products, and acquire complementary businesses or assets.  Additionally, we may need funds to respond to unanticipated events that require us to make additional investments in our business.  There can be no assurance that additional financing will be available when needed, on favorable terms, or at all.  If these funds are not available when we need them, then we may need to change our business strategy and reduce our rate of growth.

Our competitors may be able to develop their business strategy and grow revenue at a faster pace than us, which would limit our results of operations and may force us to cease or curtail operations.

The wireless mobile solutions marketplace, while highly fragmented, is very competitive and many of our competitors are more established and have greater resources.  We expect that competition will intensify in the future. Some of these competitors also have greater market presence, marketing capabilities, technological and personnel resources than our company.  As compared with our company therefore, such competitors may:

-	develop and expand their infrastructure and service/product offerings more efficiently or more quickly
-	adapt more swiftly to new or emerging technologies and changes in client requirements
-	take advantage of acquisition and other opportunities more effectively
-	devote greater resources to the marketing and sale of their products and services
-	leverage more effectively existing relationships with customers and strategic partners or exploit better recognized brand names to market and sell their services.

These current and prospective competitors include:

-	other wireless mobile solutions companies such as International Business Machines, Accenture, Sedlak, Peak Technologies, Agilysys, Acsis, Stratix and Catalyst International
-	in certain areas our existing hardware suppliers, in particular Motorola Solutions but also Intermec, Zebra and others
-	the in-house IT departments of many of our customers.

A significant portion of our revenue is dependent upon a small number of customers and the loss of any one of these customers would negatively impact our revenues and our results of operations.

We derived approximately 24% of our revenues from two customers in 2011.  We derived approximately 26% of our revenues from our two largest customers in 2010.  Customer mix shifts significantly from year to year, but a concentration of the business with a few large customers is typical in any given year.  A decline in our revenues could occur if a customer which has been a significant factor in one financial reporting period gives us significantly less business in the following period.

For the year ended December 31, 2011, we had one customer within the healthcare industry that generated 16% of our total sales, and another customer within the transportation/logistic industry that generated 10% of our total sales.  Any one of our customers could reduce their orders for our products and services in favor of a more competitive price or different product at any time.  The loss of any one of these customers or reduced purchases by them would not have a material adverse effect on our business as we would adjust our personnel staffing levels accordingly.

Our contracts with these customers and our other customers do not include any specific purchase requirements or other requirements outside of the normal course of business.  The majority of our customer contracts are on an annual basis for service support while on a purchase order basis for hardware purchases.  Typical hardware sales are submitted on an estimated order basis with subsequent follow on orders for specific quantities.  These sales are ultimately subject to the time that the units are installed at all of the customer locations as per their requirements.  Service contracts are purchased on an annual basis generally and are the performance responsibility of the actual service provider as opposed to the Company.  Termination provisions are generally standard clauses based upon non-performance, but a customer can cancel with a certain reasonable notice period anywhere from 30 to 90 days.  General industry standards for contracts provide ordinary terms and conditions, while actual work and performance aspects are usually dictated by a Statement of Work which outlines what is being ordered, product specifications, delivery, installation and pricing.

Growth of and changes in our revenues and profits depend on the customer, product and geographic mix of our sales.  Fluctuations in our sales mix could have an adverse impact on or increase the volatility of our revenues, gross margins and profits.

Sales of our products to large enterprises tend to have lower prices and gross margins than sales to smaller firms.  In addition, our gross margins vary depending on the product or service made.  Growth in our revenues and gross margins therefore depends on the customer, product and geographic mix of our sales.  If we are unable to execute a sales strategy that results in a favorable sales mix, our revenues, gross margins and earnings may decline.  Further, changes in the mix of our sales from quarter-to-quarter or year-to-year may make our revenues, gross margins and earnings more volatile and difficult to predict.

Our sales and profitability may be affected by changes in economic, business or industry conditions.

If the economic climate in the U.S. or abroad deteriorates, customers or potential customers could reduce or delay their technology investments.  Reduced or delayed technology investments could decrease our sales and profitability.  In this environment, our customers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products and professional services.  This may lead to longer sales cycles, delays in purchase decisions, payment and collection, and can also result in downward price pressures, causing our sales and profitability to decline.  In addition, general economic uncertainty and general declines in capital spending in the information technology sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve.  There are many other factors which could affect our business, including:

●	the introduction and market acceptance of new technologies, products and services;
●	new competitors and new forms of competition;
●	the size and timing of customer orders;
●	the size and timing of capital expenditures by our customers;
●	adverse changes in the credit quality of our customers and suppliers;
●	changes in the pricing policies of, or the introduction of, new products and services by us or our competitors;
●	changes in the terms of our contracts with our customers or suppliers;
●	the availability of products from our suppliers; and
●	variations in product costs and the mix of products sold.

These trends and factors could adversely affect our business, profitability and financial condition and diminish our ability to achieve our strategic objectives.

Use of third-party suppliers and service providers could adversely affect our product quality, delivery schedules or customer satisfaction, any of which could have an adverse effect on our financial results.

We rely heavily on a number of privileged vendor relationships as a Tier-1, VAR for the Motorola Solutions Partner Pinnacle Club program, a manufacturer of bar code scanners and portable data terminals; as an Honors Solutions Provider for Intermec, a manufacturer of bar code scanners and terminals; as a Premier Partner with Zebra, a printer manufacturer, and O’Neil, the leading provider of ‘ruggedized’ handheld mobile printers.  The loss of VAR status with any of these manufacturers could have a substantial adverse effect on our business.

We have not sought to protect our proprietary knowledge through patents and, as a result, our sales and profitability could be adversely affected to the extent that competing products/services were to capture a significant portion of our target markets.

We have generally not sought patent protection for our products and services, relying instead on our technical know-how and ability to design solutions tailored to our customers’ needs.  Our sales and profitability could be adversely affected to the extent that competing products/services were to capture a significant portion of our target markets.  To remain competitive, we must continually improve our existing personnel skill sets and capabilities and the provision of the services related thereto.  Our success will also depend, in part, on management’s ability to recognize new technologies and services and make arrangements to license in, or acquire such technologies so as to remain always at the leading edge.

We must effectively manage the growth of our operations, or our company will suffer.

Our ability to successfully implement our business plan requires an effective planning and management process.  If funding is available, we intend to increase the scope of our operations and acquire complementary businesses. Implementing our business plan will require significant additional funding and resources.  If we grow our operations, we will need to hire additional employees and make significant capital investments.  If we grow our operations, it will place a significant strain on our existing management and resources.  If we grow, we will need to improve our financial and managerial controls and reporting systems and procedures, and we will need to expand, train and manage our workforce.  Any failure to manage any of the foregoing areas efficiently and effectively would cause our business to suffer.

If we fail to continue to introduce new products that achieve broad market acceptance on a timely basis, we will not be able to compete effectively and we will be unable to increase or maintain sales and profitability.

Our future success depends on our ability to develop and introduce new products and product enhancements that achieve broad market acceptance.  If we are unable to develop and introduce new products that respond to emerging technological trends and customers’ mission critical needs, our profitability and market share may suffer.  The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed.
We are active in the identification and development of new product and technology services and in enhancing our current products.  However, in the enterprise mobility solutions industry, such activities are complex and filled with uncertainty.  If we expend a significant amount of resources and our efforts do not lead to the successful introduction of new or improved products, there could be a material adverse effect on our business, profitability, financial condition and market share.

We may also encounter delays in the manufacturing and production of new products from our principal suppliers.  Additionally, new products may not be commercially successful.  Demand for existing products may decrease upon the announcement of new or improved products.  Further, since products under development are often announced before introduction, these announcements may cause customers to delay purchases of any products, even if newly introduced, until the new or improved versions of those products are available.  If customer orders decrease or are delayed during the product transition, we may experience a decline in revenue and have excess inventory on hand which could decrease gross profit margins.  Our profitability might decrease if customers, who may otherwise choose to purchase existing products, instead choose to purchase lower priced models of new products.  Delays or deficiencies in the development, manufacturing, and delivery of, or demand for, new or improved products could have a negative effect on our business or profitability.

We face competition from numerous sources and competition may increase, leading to a decline in revenues.

We compete primarily with well-established companies, many of which we believe have greater resources than us.  We believe that barriers to entry are not significant and start-up costs are relatively low, so our competition may increase in the future.  New competitors may be able to launch new businesses similar to ours, and current competitors may replicate our business model, at a relatively low cost.  If competitors with significantly greater resources than ours decide to replicate our business model, they may be able to quickly gain recognition and acceptance of their business methods and products through marketing and promotion.  We may not have the resources to compete effectively with current or future competitors.  If we are unable to effectively compete, we will lose sales to our competitors and our revenues will decline.

We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected.  Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Senior Vice Presidents and certain other senior management individuals.  We cannot guarantee that we will be successful in retaining the services of these or other key personnel.  If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

Our inability to hire, train and retain qualified employees could cause our financial condition to suffer.

The success of our business is highly dependent upon our ability to hire, train and retain qualified employees.  We face competition from other employers for people, and the availability of qualified people is limited.  We must offer a competitive employment package in order to hire and retain employees, and any increase in competition for people may require us to increase wages or benefits in order to maintain a sufficient work force, resulting in higher operation costs.  Additionally, we must successfully train our employees in order to provide high quality services. In the event of high turnover or shortage of people, we may experience difficulty in providing consistent high-quality services.  These factors could adversely affect our results of operations.

Our Net Operating Loss Carryforwards may be limited.

Pursuant to Internal Revenue Code (IRC) Section 382, annual use of our net operating loss carryforwards may be limited in the event a cumulative change in ownership of more than fifty percent occurs within a three-year period. We have not completed an IRC 382 analysis regarding the limitation of our net operating loss carryforwards. When this analysis is finalized , we may determine that our ability to use our operating loss carry forwards may be significantly limited on an annual basis.

SPECIFIC RISKS RELATING TO OUR COMMON STOCK

We have not paid dividends on common stock in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.  The payment of dividends on our common stock would depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

There is a limited market for our common stock which may make it more difficult to dispose of your stock.

Our common stock is currently quoted on the Over the Counter Bulletin Board under the symbol "DPSI".  There is a limited trading market for our common stock.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall.  These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock", for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

●	that a broker or dealer approve a person's account for transactions in penny stocks; and
●	that the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease our office and warehouse facilities under various operating leases.  Our corporate headquarters and sales operations, including sales administration, software development, depot operation and the financial management are located in Foothill Ranch, California where we lease 7,500 square feet of office space at a monthly rental expense of $11,763.  The lease expired in July 2011 and was renewed on the same terms and conditions for up to an additional year.

In addition, we lease 4,100 square feet in Shelton, Connecticut for our East coast sales and operations which expires in April 2015.  On November 1, 2011, we entered into a lease agreement for 6,800 square feet in Edison, New Jersey, for 37 months at $5,500 per month.  We have a sales and administrative office located in Alpharetta, Georgia where we lease 4,330 square feet for general office purposes.  The lease expires in April 2015.  In addition, we have a lease for 4,800 square feet in Alpharetta, Georgia for our technology lab center which expires in April 2012.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol “DPSI”.  Until June 15, 2011, our stock was quoted on the Over-The-Counter Bulletin Board Pink Sheets under the symbol “COMT.PK”.  On March 26, 2012, the last trade of our stock was at the price of $1.58 per share.  The following table sets forth the high and low prices per share of our common stock for each period indicated.  These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High	Low

First Quarter 2010	$2.96	$2.46
Second Quarter 2010	3.13	2.30
Third Quarter 2010	2.82	2.31
Fourth Quarter 2010	2.80	1.70

First Quarter 2011	3.24	1.50
Second Quarter 2011	3.25	2.22
Third Quarter 2011	2.50	1.85
Fourth Quarter 2011	2.10	0.50

Number of Stockholders

As of March 22, 2012, there were approximately 6,600 holders of record of our common stock.

Dividend Policy

Common Stock – The holders of our common stock are entitled to receive dividends if and when declared by our Board of Directors out of funds legally available for distribution.  Any such dividends may be paid in cash, property or shares of our common stock.

Preferred Stock - The holders of the Series A and Series B Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors, dividends at an annual rate of 8% of the stated value.  Dividends shall be cumulative and shall accrue on each share of the outstanding Series A and B Preferred Stock from the date of its issue.  Cumulative, undeclared dividends on our Series A Preferred and Series B Preferred Stock totaled $207,168 and $31,969 at December 31, 2011, respectively.

The holders of the Series C Preferred Stock shall be entitled to receive cumulative dividends payable per share in arrears, on March 31, June 30, September 30 and December 31 of each year in the form of cash or preferred stock, at the election of a majority in interest of the Series C Preferred Stock.  The dividend rate, as adjusted from time to time on each share of Series C Preferred Stock shall be as follows: 8% per share per annum on the stated value of $3.20 per share for the period from the date of its issue through the last day of the sixteenth (16th) month after the date of its issue; 12% per share per annum on the Stated Value commencing on the first day of the seventeenth (17th) month through the last day of the thirtieth month (30th) after the date of its issue; and 20% per share per annum on the stated value for each dividend period thereafter commencing on the first day of the thirty-first (31st) month after the date of its issue.  Notwithstanding the foregoing, if at any time a breach event (as defined in the Company’s Articles of Incorporation) occurs, then the dividend rate shall be 20% per annum on the stated value for each dividend period or part thereof in which a breach event has occurred or is outstanding.  The Series C Preferred Stock shall, with respect to dividend rights, rank senior to all classes and series of the Company’s common stock and pari passu with the Company’s Series A and Series B Preferred Stock.  Dividends totaling $90,592 were accrued and payable to holders of the Series C Preferred Stock at December 31, 2011.

We have not paid any dividends on our common stock since our inception, and it is not likely that any dividends on our common stock will be declared in the foreseeable future.  Any dividends will be subject to the discretion of our Board of Directors, and will depend upon, among other things, our operating and financial condition and our capital requirements and general business conditions.

Securities Authorized for Issuance under Equity Compensation Plans

In December 2010, the Company established the 2010 Stock Option Plan (the “Plan”).  The Plan authorizes the issuance of 1,000,000 shares of common stock. Pursuant to the terms of the Merger Agreement, the Company assumed all of Old DecisionPoint’s obligations under their outstanding stock option plans.

Under the Plan, common stock incentives may be granted to officers, employees, directors, consultants, and advisors.  As of December 31, 2011, incentives under the Plan may be granted only in the form of non-statutory stock options and all stock options of Old DecisionPoint that were assumed by the Company became non-statutory options on the date of the assumption.

The Plan is administered by the Board of Directors, or a committee appointed by the Board of Directors, which determines recipients and the number of shares subject to the awards, the exercise price and the vesting schedule.  The term of stock options granted under the Plan cannot exceed ten years.  Options shall not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date, and generally vest over a period of five years.  If the individual possesses more than 10% of the combined voting power of all classes of stock of the Company, the exercise price shall not be less than 110% of the fair market of a share of common stock on the date of grant.

Provided below is information regarding our equity compensation plans under which our equity securities are authorized for issuance as of December 31, 2011, subject to our available authorized shares.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	701,963	$2.02	298,037
Equity compensation plans not approved by security holders	-	-	-
Total	701,963	$2.02	298,037

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

None

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are an enterprise systems integrator that provides mobility systems integration and supply chain systems integration, as well as traditional scanning and mobility hardware solutions.  We design, deploy and support mobile computing and wireless systems that enable our customers to access enterprise data at the point of decision whether they are on the retail selling floor, warehouse loading dock or on the road making deliveries.  These systems generally include mobile computers, mobile application software, and related data capture equipment including bar code scanners and radio frequency identification (“RFID”) readers.  We also provide professional services including consulting, proprietary and third party software and software customization as an integral part of our customized solutions for our customers.  Our supply chain systems integration offerings include Warehouse Management Systems, Transportation Management Systems, and Enterprise Resource Planning Systems as well as legacy systems.  We operate in one business segment.

We deliver to our customers the ability to make better, faster and more accurate business decisions by implementing industry-specific, enterprise wireless and mobile computing systems for their front-line employees, inside and outside of the ‘four-walls’.  It is these systems which provide the information to improve the hundreds of individual business decisions made each day.  The “productivity paradox” is that the information remains locked away in their organization’s enterprise computing system, and historically, accessible only when employees were at their desk.  Our solutions solve this productivity issue.  As a result our customers are able to move their business decision points closer to their own customers who in turn, drive their own improved productivity and operational efficiencies.

We accomplish this by providing our customers with everything they need to achieve their enterprise mobility goals, starting with the planning of their systems, to the design and build stage, to the deployment and support stage, and finally to achieving their projected Return On Investment.

We have developed an ‘ecosystem’ of partners which we bring to every customer situation.  The standout partner in this ecosystem is the Motorola Solutions, Inc. (“Motorola Solutions”), for whom we consistently are rated one of its top Value Added Resellers (“VAR”) and which provides the vast amount of our re-sold products including bar code scanners, battery’s charging stations and accessories.  We also partner with other top equipment and software suppliers such as Zebra Technologies Corporation, Datamax - O’Neil — a unit of the Dover Corporation, in addition to a host of specialized independent software vendors such as AirVersent, AirWatch, Antenna Software, Verifone GlobalBay and Wavelink.

We are focused on several commercial enterprise markets.  These include retail, manufacturing, distribution, transportation and logistics.  We are also increasingly focused on the markets for these systems in the markets where there are large groups of field services workers.  These markets include maintenance and repair, inspections, deliveries, and other specialized business services such as uniform rental.  This part of our business did not exist a few years ago.  But with the continued growth of the mobile internet, we expect to add resources in this area in order to take advantage of the increasing opportunities.  We expect our customers to continue to embrace and deploy new technology to enhance their own customers’ experience with business and improve their own operations to lower their operating costs and better service their customers.  Our expertise and understanding of our customers’ operations and business operations in general, coupled with our expertise and understanding of new technology for equipment and software offerings enables us to identify new trends and opportunities to implement new solutions to our existing and potential customers.

We have several offices throughout the U.S which allows us to serve any customer on a nation-wide basis.  We can provide depot services through our West and East coast facilities.

We have recently seen indications that the major retailers are optimistic about the future economic climate which will translate into increased opportunities in our largest target market.  Additionally, we are always keenly aware of potential acquisition candidates that can provide complementary products and service offerings to our customer base.

The Merger

On June 15, 2011, pursuant to the Merger, we acquired all of the issued and outstanding capital stock of Old DecisionPoint from its shareholders in exchange for 4,593,660 shares of our common stock, resulting in an exchange ratio of one share for every eight shares of common stock tendered (1:8).  We also acquired all of Old DecisionPoint’s issued and outstanding Series A Cumulative Convertible Preferred Shares and Series B Cumulative Convertible Preferred Shares in exchange for 243,750 and 118,750 of Cumulative Convertible Preferred Shares, respectively.  Immediately after the Merger, there were 6,934,412 shares of common stock outstanding and 243,750 and 118,750 shares of Series A Cumulative Convertible Preferred Shares and Series B Cumulative Convertible Preferred Shares outstanding, respectively.  Pursuant to the terms of the Merger Agreement, we assumed all of Old DecisionPoint’s obligations under their outstanding stock option plans and warrant agreements.  Two of our directors retained their positions and the remaining positions were filled by the directors and officers of Old DecisionPoint.  In connection with and upon the Effective Date of the Merger, we issued 153,883 additional common shares as payment for a finder’s fee.  The shares were valued at $2.30 per share, the closing share price on the Effective Date, for total consideration of $353,931.  The finder’s fee and other expenses have been accounted for as costs of the Merger in the accompanying consolidated statement of stockholders’ equity (deficit).  On November 8, 2011, we entered into an agreement with the finder pursuant to which the finder returned all of the aforementioned shares of our stock in exchange for $250,000 in cash.  The agreement was approved by the Board of Directors.  The value of the shares on the date of the agreement was $1.33 and as such, $204,664 has been recorded as treasury stock for accounting purposes.  The remaining $45,336 has been reflected as a charge in the statement of operations for the year ended December 31, 2011.  Other expenses related to the Merger totaled $376,547.

The estimated fair values of the financial assets received and liabilities assumed from Comamtech in the Merger are comprised of the following as of June 15, 2011:

Cash	$2,361,742
Note receivable	100,000
Other receivables	1,488,850
Other curent assets	150,545
Accounts payable	(153,450)

Net asset value	$3,947,687

The other receivables are comprised of a $1,500,000 payment due from the sale of a business by Comamtech to a publicly traded company and another miscellaneous receivable of $49,732.  The $1,500,000 receivable is due May 2012.  We estimated the fair value of this receivable by calculating the present value of the expected cash payment using a credit risk adjusted interest rate of 4.6%.  The fair value of the receivable is $1,476,285 as of December 31, 2011, and is included in other receivables in the accompanying consolidated balance sheet as of December 31, 2011.

The note receivable represented approximately $4.4 million due from the sale of a business by Comamtech to a private company (“Empresario”).  The note was secured by the assets of Empresario and was guaranteed by its principal shareholder.  To accommodate Empresario’s inability to perform, the note was restructured several times by Comamtech prior to the Merger.  Empresario defaulted on the amended terms on August 10, 2011, and we sent Empresario a demand for payment.  At that time, Empresario had not been able to secure a viable path for repayment and, based on all of the information available at the time, we had assessed the financial health and capitalization of Empresario along with its claim paying ability as being very poor.  Accordingly, we estimated the fair value of the note receivable to be $100,000 as of the effective date of the Merger.

On September 2, 2011, we entered into a transfer and payment agreement (the “Transfer Agreement”) among the Company, Empresario, and its sole shareholder.  Pursuant to the Transfer Agreement, Empresario paid the Company $530,000, and we transferred to Empresario its right, title and interest in the Purchased Assets, as defined by the Asset Purchase Agreement dated May 14, 2009, between Comamtech and Empresario (“the Purchase Agreement”).  The convertible secured debenture, dated August 10, 2010, between Empresario and Comamtech, in the original amount of $4,411,186 was cancelled and terminated.  The guarantee, dated May 14, 2009, among Comamtech, Empresario, and the sole shareholder, pursuant to which the sole shareholder guaranteed certain obligations under the Purchase Agreement, was cancelled and terminated.  Costs incurred to complete the Transfer Agreement totaled $130,000, of which $100,000 was due to Robert Chaiken, a Director of the Company, for services related to negotiating the Transfer Agreement.  Of that amount, $42,152 was paid in cash and on September 30, 2011, we issued Mr. Chaiken 26,906 shares of common stock valued at $57,848 as payment in full.  The remaining costs were legal and other professional services to complete the Transfer.

The difference between the estimated fair value of the note receivable of $100,000 and the payment of $530,000, reduced by a $130,000 in costs to complete the Transfer, approximated $300,000 and was recorded  as other income in the accompanying consolidated statement of operations for the year ended December 31, 2011.

Pursuant to the Merger Agreement, on or before August 25, 2011, we were to have an audit performed on the balance sheet of Comamtech as of June 15, 2011 (the “Opening Balance Sheet”).  Prior to August 25, 2011, we prepared a statement (the “Purchase Price Statement”) setting forth our good faith computation of the shareholders’ equity of Comamtech as of August 15, 2011.  During August 2011, both parties accepted the Purchase Price Statement and agreed to forego an audit.

Pursuant to the Merger Agreement, if the final shareholders’ equity balance reflected in the Opening Balance Sheet was less than $7,233,000, then the shareholders of Old DecisionPoint at the date of the Merger were entitled to receive, on a pro rata basis, common shares according to a schedule set forth in the Merger Agreement.  The final shareholders’ equity balance reflected in the Opening Balance Sheet was $3,947,687 (see table above) and as a result, we issued the maximum number of additional common shares of 487,310 to the Old DecisionPoint shareholders on September 30, 2011.  These shares were included in total common shares issued and outstanding as of the Effective Date of the transaction, as reflected in our Form 10-Q for the period ending June 30, 2011.  This had the effect of reducing the exchange ratio from one for every eight shares tendered (1:8) to one for every seven point two three shares tendered (1:7.23273).  The additional common shares have been accounted for as a reduction in the exchange ratio for all other securities, including the preferred stock, stock options and warrants to purchase shares of our securities.

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

Business Combination

On December 31, 2010, we acquired CMAC, a supply chain consulting and systems integration firm focused on delivering operational and technical solutions for the enterprise.  The purchase price of $3,150,000 consisted of $2,205,000 in cash and 452,097 unregistered shares of our common stock, valued at $945,000.  The value of the shares was based on the average daily closing price per share of our common stock for the ten consecutive trading days ending on December 29, 2010.  The CMAC acquisition  enabled us to increase our professional services and software revenue by enhancing our ability to deliver operational and technical supply chain solutions.  As anticipated, CMAC has contributed to the improvement in our overall gross margin through its professional services revenue, and provided us with the additional resources to further grow our current professional services revenue through its experienced staff of in-house consultants and data base of contract professional services consultants.

The operating results of CMAC have been included in our results of operations beginning January 1, 2011.

Pro Forma Disclosure of Financial Information

The following table summarizes our unaudited consolidated results of operations as of December 31, 2010 as if the CMAC acquisition had occurred on January 1, 2010: (000’s except per share data)

Net sales	$66,492
Net loss	$(2,260)

Net loss per share - basic and diluted	$(0.58)

Results of Operations

For comparison purposes, all dollar amounts have been rounded to nearest million while all percentages are actual.

Revenues were $58.4 million for the year ended December 31, 2011, compared to $56.2 million for the same period ended December 31, 2010, an increase of $2.1 million or 3.8%.  The increase in revenue was primarily due to the inclusion of the operating results of our CMAC subsidiary for the entire year and the improved product availability from our principal vendor.

Although we have greater total revenues for the year, revenues from our business excluding CMAC’s revenue have declined by $9.2 million in 2011.  We have experienced decreases in traditional mobility solutions revenue which has historically generated lower gross margins, while our professional services revenues have continued to grow.  While the improved economic conditions in the U.S. which had begun in the first half of 2010, and continued throughout 2011 have had a positive effect generally, we have experienced greater competitive forces in the market place within our core hardware business.  Major retail chains had deferred new technology implementation and delayed systems’ refresh.  Conversely, the current economic environment in 2012 has stabilized whereupon we are seeing greater renewed interest and more importantly, fundamental need to implement new cost saving technology which will enable our customers to compete for the ultimate consumer spending in their retail stores.

Cost of sales were $46.4 million for the year ended December 31, 2011, compared to $45.4 million for the same period ended December 31, 2010, an increase of $1.0 million or 2.2%.

Our gross profit was $12.0 million for the year ended December 31, 2011, compared to $10.9 million for the same period ended December 31, 2010, an increase of $1.1 million or 10.5%.  Our realized gross margin percentage has increased by 1.2% to 20.5% in 2011, from 19.3% in the comparable period of 2010.  The increase in gross margin is directly due to the higher gross margin from professional services revenue from our business excluding CMAC for the full year in 2011.  We believe that we would have realized even better gross margins had it not been for the very competitive environment for hardware sales across our entire customer base, as noted above.  Another factor which reduced our realized gross margin was the integration of CMAC for the entire first quarter of 2011.  Additionally, we have continued our increased emphasis on cost control and improved utilization and efficiency of our professional services personnel and related costs.

Selling, general and administrative expenses were $13.6 million for the year ended December 31, 2011, compared to $9.6 million for the same period ended December 31, 2010, an increase of $4.0 million or 41.5%.  The majority of the increase was due to the inclusion of our CMAC subsidiary’s selling and administration expenses for the entire period of $2.4 million.  Additional increases in the year were from $0.2 million sales expenses.  Finance and administration expenses were higher due primarily to increased professional fees and investor relations expenses associated with being a public company of approximately $0.2 million, $0.5 million increase in executive salaries and applicable payroll taxes and $0.2 million increase in Director’s fees.

Additionally, we have expensed approximately $0.2 million for a finder’s fee associated with the Merger as well as due diligence on a potential acquisition in the later part of 2011.

Interest expense, which is related to our line of credit, subordinated debt and our obligations with related parties, was $1.2 million for the year ended December 31, 2011, compared to $2.2 million for the same period ended December 31, 2010.  The $1.0 million decrease in interest expense was the result of lower associated interest expense and charges related to our senior debt and a general decrease in the amount of borrowings under our debt agreements in 2011.  Further, our related party balances were reduced in 2011 and the commensurate interest rate was reduced from 25% to 12%.  In 2010, interest expense included $421,000 for amortization of deferred financing costs and $600,000 for warrant expenses.  Our subordinated debt was fully repaid during 2010, and we ended 2010 with a line of credit and new term loan with our long standing financial institution that has resulted in significantly lower interest charges and other costs of financing as noted above for 2011.  We had originally estimated this savings to be approximately $1.0 million for 2011, which has been fully realized.

The change in other (income) expense, net to $(0.3) million of income from $1.1 million of expense for the year ended December 31, 2011 and 2010, respectively, consists primarily of expenses related to the June 2011 merger transaction that were expensed during 2010 of approximately $0.3 million and an additional $0.7 million of expenses that we incurred relating to an acquisition that did not materialize in 2010.  During 2011, we satisfied our receivable from Empresario for a net gain of $0.3 included as ‘other income’ as more fully described in the notes to the accompanying consolidated financial statements.

Liquidity and Capital Resources

Cash and Cash Flow

We have seen our revenue increase approximately 4%, due to the inclusion of the operations of CMAC for the entire year.  Our higher gross margin and increased selling, general and administrative expenses due to inclusion of the results from CMAC for the entire year along with increased selling expenses, higher executive salaries, professional expenses and investor relations expenses related to being a public company, a finder’s fee associated with the Merger and due diligence on a potential acquisition, all resulted in lower operating income for the year.

We believe that our strategic shift to higher margin solutions with additional software and professional service revenues will improve our results through this improving economic period.  As a matter of course, we do not maintain significant cash balances on hand since we are financed by a line of credit.  Typically, any excess cash is automatically applied to the then outstanding line of credit balance.  As long as we continue to generate revenues, we are permitted to draw down on our line of credit to fund our normal working capital needs.  As such, we anticipate that we will have more than sufficient borrowing capacity to continue our operations in the normal course of business unless unforeseeable material economic events occur that are beyond our control.

In the last three complete years of operations from 2009 through 2011, we have not experienced any significant effects of inflation on our product and service pricing, revenues or our income from continuing operations.

As of December 31, 2011 and 2010, we had cash of approximately $0.4 million and $0.3 million, respectively.  We have used, and plan to use, such cash for general corporate purposes, including working capital.

As of December 31, 2011, we have negative working capital of $3.8 million and total stockholders’ equity of $2.5 million.  As of December 31, 2010, we had negative working capital of $8.9 million and total stockholders’ deficit of $2.9 million.  At December 31, 2011, included in current liabilities is unearned revenue of $6.8 million, which reflects services that are to be performed in future periods but that have been paid and/or accrued for and therefore, do not generally represent additional future cash outflow requirements.  At December 31, 2011, included in current assets are deferred costs of $3.5 million which reflect costs paid for third party extended maintenance services that are being amortized over their respective service periods, which do not generally represent future cash outflows.  The increase in the unearned revenue, offset by the deferred costs, continues to provide a benefit in future periods as the amounts convert to net realized revenue.

The  table below sets forth a non-GAAP presentation of our working capital position after taking into account the effect of the current deferred assets and liabilities and should be read in conjunction with the attached consolidated financial statements and notes thereto.

	December 31,
(000's)	2011	2010

Current assets	$20,342	$17,865
Current liabilities	24,104	26,811

Working capital - GAAP	(3,762)	(8,946)
Deferred cost	(3,469)	(3,563)
Deferred revenue	6,756	5,714

Adjusted working capital - non-GAAP measure	$(475)	$(6,795)

2011 Financing

During May 2011, we entered into a Note Purchase Agreement (the “Purchase Agreement”), pursuant to which we issued a $4,000,000 Senior Subordinated Secured Note (the “Note”).  Principal and interest at a rate of 12% was originally due and payable on August 31, 2011.  Pursuant to the Purchase Agreement, on June 15, 2011, the consummation date of the Merger, the maturity date of the Note was extended to May 31, 2012, and the interest rate was increased to 24% retroactive to the issuance date.  Total cash received under the Purchase Agreement was approximately $3,700,000, net of fees.  In conjunction with and as a condition of the Purchase Agreement, we entered into an advisory services agreement with the Note holder pursuant to which we paid $150,000 in cash on the effective date of the agreement and $80,000 in cash upon consummation of the Merger.  Upon the consummation of the Merger on June 15, 2011, we issued 25,000 common shares as settlement of the $80,000 cash payment.  The fair value of the common shares of $2.30 or $57,500 was recorded as equity, and the difference of $22,500 was included as a reduction in the loss on debt extinguishment as described below.

In June 2011, we entered into an Exchange Agreement (the “Exchange Agreement”) with the Note holder pursuant to which we issued 1,286,667 shares of its Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) with a fair value of $3.73 per share, or $4,799,268, in exchange for the surrender and cancellation of the Note and payment of accrued interest of $117,333.  In connection with the Exchange Agreement, we also issued 505,000 shares of common stock on June 30, 2011, with a closing market price of $2.30 per share, or $1,161,500, for no additional consideration.  In addition, the Note holder received protective anti-dilution rights which entitles it to receive additional shares if at any time we are required, pursuant solely to the Merger Agreement as described Note 1, to issue additional shares of common stock to the shareholders as is necessary for the Note holder to maintain the same beneficial ownership percentage, on a fully diluted basis, as they had before any such additional shares were issued.

In September 2011, pursuant to these protective anti-dilution rights, we issued 105,700 shares with a value of $243,110.  The shares were valued at $2.30 per share, the closing price of our common stock on June 30, 2011.  The expense related to the issuance of the shares was recorded as a loss on debt extinguishment in the accompanying consolidated statements of operations for the year ended December 31, 2011.

Pursuant to the Exchange Agreement, we had a contingent obligation to issue up to a maximum of 500,000 shares of its common stock to the Note holder.  The contingency was dependent upon the receipt by the Company of payments on the note receivable and other receivable acquired pursuant to the Merger with Comamtech.  The Exchange Agreement defined certain thresholds for the amounts of these payments, the receipt of which would lower the number of common shares to be contingently issued on an incremental basis.  Based upon the probability at the time, that the threshold amount expected to be received would result in no additional shares being issued, the fair value per share is estimated to be $0.

In conjunction with the Exchange Agreement, we also entered into an agreement between us, the Note holder, and our Chief Financial Officer, (“CFO”).  Pursuant to this agreement, we issued 128,667 shares of Series C Preferred and 49,000 shares of common stock to the CFO as settlement of $400,000 of accrued expenses and $11,733 of accrued interest owed to the CFO.  In addition, the CFO was issued shares of common stock in an amount equal to an aggregate of ten percent (10%) of any additional shares of common stock issued to the Note holder as described above.  We expensed $23,920 for the issuance of an additional 10,400 common shares to the CFO.  The shares were valued at $2.30 per share, the closing price of our common stock on June 30, 2011.  The expense related to the issuance of the shares was recorded as a loss on debt extinguishment in the accompanying consolidated statement of operations for the year ended December 31, 2011.  In conjunction with Exchange Agreement, the interest rate on the balance of the payable to the CFO was reduced to 12% per annum until such time as the annual dividend rate on the Series C Preferred is increased to 12% and 20% per annum as defined, at which time the interest rate on the amount payable shall be increased to 16% and 25%, respectively.

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

The loss was the result of the difference between the fair value of the consideration given and the carrying value of the senior subordinated secured note extinguished, as follows:

Fair value of consideration tendered in extinguishment
Series C Preferred	$5,279,195
Common stock	1,331,700
Expense related to issuance of anti-dilution shares	267,030
Expenses related to senior subordinated secured note	396,298
7,274,223
Carrying value of debt extinguished
Senior subordinated secured note and related accrued interest	4,117,333
Related party accounts payable and accrued interest	411,733
Advisory services payable related to senior subordinated secured note	80,000
4,609,066

Total loss on extinguishment of debt	$2,665,157

Credit Facility & 2010 Financing

In December 2006, pursuant to a Loan and Security Agreement (“Loan Agreement”), we obtained a $6.5 million line of credit, which provides for borrowings based upon eligible accounts receivable.  In March 2009, pursuant to an Amendment to the Loan Agreement (“First Amendment”), the line of credit was renewed through March 2011, and the amount available for borrowing was increased to $8.5 million.  We paid an annual renewal fee of $85,000.  Pursuant to the First Amendment, the rate at which interest accrues is prime plus 4%, with a potential interest rate reduction of 0.50% based on future profitability.

In December 2010, the line of credit was temporarily reduced to $7.0 million in conjunction with a new Term Loan of $3.0 million with the same financial institution that increased the Company’s overall credit facility with the financial institution to $10.0 million.  The Term Loan was used to acquire CMAC and repay all of our remaining subordinated debt.  We paid a $60,000 commitment fee over the first six quarters of the loan and will pay a final payment of $60,000, or 2% of the principal amount borrowed, at the earlier of the maturity date or date of prepayment of the Term Loan.  The Term Loan accrues interest at a fixed rate of 9% and $2.0 million was outstanding at December 31, 2011.  The amounts outstanding under the line of credit at December 31, 2011 and 2010 were approximately $4.0 million and $4.4 million with interest accruing in both years at 7.5%.  Availability under this line of credit was approximately $5.0 million and $2.6 million (subject to the temporary reduction in the credit line as described above) as of December 31, 2011 and 2010, respectively.

In December 2010, in conjunction with our acquisition of CMAC, we issued 452,097 shares of common stock valued at $945,000 to the selling shareholders of CMAC.  We also sold $380,000 of Series B Preferred Stock in December 2010.  These transactions contributed to the reduction of our stockholders’ deficit.

In February 2011, pursuant to a Second Amendment to the Loan Agreement the line of credit was renewed for an additional two year period and the amount available for borrowing was increased to $10.0 million.  We paid an annual renewal fee of $100,000.  The overall credit facility with our financial institution was $13.0 million and reducing as the term loan principal is repaid over the 36 month term.

In May 2011, pursuant to a Consent and Amendment to Loan and Security Agreement (the “Amendment”), the maturity date was amended to April 30, 2012, with the remaining principal due on that date to be paid as a balloon payment.  The principal amount outstanding under the Term Loan accrues interest at a fixed rate equal to 9% per annum.  In addition, a final payment equal to 2% of the aggregate amount of the Term Loan is due on the earlier of the maturity date or the date the Term Loan is prepaid.  This final payment of $60,000 has been recorded as a discount to the Term Loan, which is being amortized to interest expense over the term of the Loan using the effective interest method.  In September 2011, pursuant to a Limited Waiver and Amendment to Loan and Security Agreement, the Loan Agreement was amended and certain covenants were replaced or modified resulting in our being in full compliance at September 30, 2011.  In addition, the maturity date was extended to the earlier of the maturity of the line of credit (see Note 7 of the Notes to the attached Consolidated Financial Statements) or December 1, 2013, the original maturity of the Term Loan and the principal is due in equal installments with no balloon payment.

We believe that cash on hand, plus amounts anticipated to be generated from operations and from other contemplated financing transactions, whether from issuing additional long term debt or from the sale of equity securities through a private placement, as well as borrowings available under our line of credit, will be sufficient to support our operations through December 2012.  If we are not able to raise funds through private placements, we may choose to modify our growth plans to the extent of available funding, if any, and further reduce our selling, general and administrative expenses.

Cash Flows from Operating, Investing and Financing Activities

For the year ended December 31, 2011, net cash used in operating activities was $2.4 million.  Our net loss was $5.2 million in 2011, most of which was the result of non-cash transactions during the year.  Specifically, we had a $2.3 million non-cash loss on debt extinguishment as it related to the exchange of the $4.0 million subordinated debt for preferred stock and $1.3 million of other non-cash transactions such as depreciation and amortization, employee and non-employee stock-based compensation, and deferred taxes.  Additionally, our cash position was positively affected by the net change in our unearned revenue of $1.4 million associated with increased deferred revenues and associated costs.

During the year ended December 31, 2010, net cash used in operating activities was $2.5 million.  Our net loss was $2.2 million in 2010, of which approximately $2.0 million was due to non-cash transactions such as depreciation and amortization, employee and non-employee stock-based compensation, and deferred taxes.  Additionally, our cash position was positively affected by the $2.1 million decrease in accounts receivable.  Although accounts payable had increased by $2.6 million this was off-set by a $2.2 million reduction in accrued expenses for the payment to the CMAC shareholders in connection with the acquisition.

Net cash used in investing activities was $1.7 million for the year ended December 31, 2011, and was related to the cash payment to the shareholders of CMAC in January 2011 of $2.2 million offset by the $0.5 million collection of a note receivable in connection with the Merger in September 2011.

Net cash provided by investing activities was $0.1 million for the year ended December 31, 2010, from the assets net of cash acquired from the CMAC acquisition during December 2010.

During the year ended December 31, 2011, net cash provided by financing activities was $4.2 million, primarily due to the $4.0 million in proceeds from sale of subordinated debt and the $2.0 million of cash received from the Merger.  Cash used in financing activities was the result of $1.0 million of senior long-term debt repayment, $0.3 million of net repayments on the line of credit, $0.2 million for the purchase of treasury stock, payment of $0.1 million for the Series C Preferred Stock dividend and $0.1 million of financing costs.

For the year ended December 31, 2010, net cash provided by financing activities was $2.6 million, primarily due to $3.0 million of borrowings under the long term debt related to the acquisition of CMAC, $1.8 million of net borrowings from the line of credit for operations, $0.6 million from the exercise of employee stock options, $0.4 million from the issuance of convertible preferred stock, repayment of $2.8 million of subordinated debt and $0.4 million of paid financing costs and holding share liability.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods.  In preparing the consolidated financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality.  Actual results may differ from these estimates.  In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses.  We believe that the following critical accounting policies involve a high degree of judgment and estimation:

Accounts Receivable and Allowance for Doubtful Accounts

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk, as well as historical trends of the entire customer pool. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  To mitigate this credit risk we perform periodic credit evaluations of our customers.

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined under the first-in, first-out (FIFO) method.  We periodically review our inventory and make provisions as necessary for estimated obsolete and slow-moving goods.  We mark down inventory by an amount equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices and market conditions.  The creation of such provisions results in a write-down of inventory to net realizable value and a charge to cost of sales.

Goodwill and Long-Lived Assets

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies.  Goodwill is subject to impairment testing as necessary, (at least once annually at December 31) if changes in circumstances or the occurrence of certain events indicate potential impairment.  In assessing the recoverability of our goodwill, identified intangibles, and other long-lived assets, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made, as well as the related estimated useful lives.  The fair value of goodwill and long-lived assets is estimated using a discounted cash flow valuation model and observed earnings and revenue trading multiples of identified peer companies.  If these estimates or their related assumptions change in the future as a result of changes in strategy or market conditions, we may be required to record impairment charges for these assets in the period such determination was made.

Intangible Assets

We make judgments about the recoverability of purchased finite-lived intangible assets whenever events or changes in circumstances indicate that impairment may exist.  Recoverability of finite-lived intangible assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows that the asset is expected to generate.  If it is determined that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

The assumptions and estimates used to determine future values and remaining useful lives of our intangible are complex and subjective.  They can be affected by various factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our forecasts.

Income Taxes

The Company accounts for income taxes using the asset and liability method.  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized as deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under the accounting for uncertain tax positions the Company has clarified the recognition threshold and measurement attributes for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return.  The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority.  An uncertain tax position will not be recognized if it has a less than fifty percent likelihood of being sustained.  For the years ended December 31, 2010 and 2011, there was no recognition of material uncertain tax positions required.

Revenue recognition

Revenues are generated through product sales, warranty and maintenance agreements, software customization, and professional services.  Product sales are recognized when the following criteria are met (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred and title has passed to the customer, which generally happens at the point of shipment provided that no significant obligations remain; (3) the price is fixed and determinable; and (4) collectability is reasonably assured.  We generate revenues from the sale of extended warranties on wireless and mobile hardware and systems.  Revenue related to extended warranty and service contracts is recorded as unearned revenue and is recognized over the life of the contract and we may be liable to refund a customer for amounts paid in certain circumstances.  This has not been an issue for us historically.

We also generate revenue from software customization and professional services on either a fee-for-service or fixed fee basis.  Revenue from software customization and professional services that is contracted as fee-for-service, also referred to as per-diem billing, is recognized in the period in which the services are performed or delivered.  Adjustments to contract price and estimated labor costs are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.

When a sale involves multiple elements, revenue is allocated to each respective element at inception of an arrangement using the relative selling price method. Selling price is determined based on a selling price hierarchy, consisting of vendor specific objective evidence (VSOE), third party evidence or estimated selling price.

Stock-based compensation

We record the fair value of stock-based payments as an expense in our consolidated financial statements.  When more precise pricing data is unavailable, we determine the fair value of stock options using the Black-Scholes option-pricing model.  This valuation model requires us to make assumptions and judgments about the variables used in the calculation.  These variables and assumptions include the weighted-average period of time that the options granted are expected to be outstanding, the volatility of our common stock, the risk-free interest rate and the estimated rate of forfeitures of unvested stock options.  Additional information on the variables and assumptions used in our stock-based compensation are described in Note 12 of the accompanying notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2011.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 of this annual report for certain information which appears beginning on page F-1 with respect to the consolidated financial statements filed as a part hereof, pursuant to the requirements of this Item 8.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.       CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  Based on this assessment, management concluded that we maintained effective internal controls over financial reporting at that date.  In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

(b)     Changes In Internal Control Over Financial Reporting

During the year ended December 31, 2011, management has made certain changes over internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Specifically, we have addressed the following identified weakness as more fully described below.

IDENTIFIED MATERIAL WEAKNESS

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We had identified the following material weakness during our assessment of internal control over financial reporting as of December 31, 2010.  In the fourth quarter of 2010, we had inadequate controls related to the financial reporting and closing process, primarily as related to certain inventory items in transit, accounts payable and vacation accruals.  Our internal controls were not adequately designed in a manner to effectively support the requirements of the financial reporting and closing process.  This material weakness is the result of aggregate deficiencies related to the preparation, review and approval of account analyses, summaries and reconciliations.  In addition, during 2011, management noted certain additional errors as more thoroughly discussed in Note 2 to the Consolidated Financial Statements.  These errors also related to the financial reporting process and were the result of deficiencies in the review and approval of the financial statement presentation.  Due to the significance of the financial closing and reporting process to the preparation of reliable financial statements, and the potential pervasiveness of the deficiencies to our account balances and disclosures, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

MANAGEMENT'S REMEDIATION INITIATIVES

As part of our planned improvements to our financial reporting and subsequent to the issuance of consolidated financial statements for the year end December 31, 2010, we have taken remedial measures to establish effective disclosure controls and procedures and internal control over financial reporting, including transitioning to a new payroll system in order to properly account for our accrued vacation.  In addition, we have augmented our controls and processes in order to ensure that all inventory transactions are properly accounted for.

In light of the identified material weaknesses, management, performed (1) significant additional substantive review of those areas described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences.  These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names and certain information regarding the Company’s Officers and Directors:

Name	Age	Position

Nicholas R. Toms	63	Chief Executive Officer, President and Chairman
Donald W. Rowley	60	Chief Financial Officer and Director
Ralph S. Hubregsen	52	Chief Operating Officer
John E. Chis	55	Senior Vice President, Sales
Bryan E. Moss	45	Senior Vice President, Professional Services
Melinda Wohl	41	Vice President, Finance – Controller and Treasury
Roy A. Ceccato	53	Vice President, Finance – SEC Reporting and Compliance
David M. Rifkin	56	Director
Jay B. Sheehy	56	Director
Robert M. Chaiken	48	Director
Maydan Rothblum	38	Director
Marc Ferland	67	Director
Lawrence Yelin	68	Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Nicholas R. Toms, Chairman, Chief Executive Officer, President and Director

Mr. Toms became CEO of DecisionPoint as of December 2003, when an ESOP that he organized together with Mr. Rowley acquired DecisionPoint.  As a former corporate finance/M&A attorney with Skadden Arps Slate Meagher & Flom, Mr. Toms is an entrepreneur and has been involved with middle market businesses for the past several years.  He also serves as CEO of Cape Systems Group, Inc. (formerly Vertex Interactive, Inc.), a provider of warehouse management software systems.  In 1989, Mr. Toms founded Peak Technologies where he served as Chairman, President and CEO.  In 1997, Peak was sold to Moore Corporation in a transaction valued at approximately $300 million.  In 1986, an investor group of which Mr. Toms was a principal, orchestrated the buyout of Thomson T-Line Plc, a publicly traded company based in London, England. Mr. Toms is a graduate of Stellenbosch University (South Africa) in economics and law (LL.B) and New York University (LL.M).

Donald W. Rowley, Chief Financial Officer and Director

Mr. Rowley joined DecisionPoint in December 2003, when an ESOP that he organized together with Mr. Toms acquired DecisionPoint.  He has over thirty years of business experience including top-level officer positions with both publicly traded and privately held companies.  Mr. Rowley has almost twenty years of experience, specifically in the data capture industry, including working with Mr. Toms in founding Peak Technologies and serving as CFO.  He was previously Executive Vice President Strategic Planning at Vertex Interactive, Inc. (now Cape Systems Group, Inc.) from 2000 to 2003.  Additionally, his AIDC industry experience includes serving as CFO of publicly traded Norand Corporation, now part of Intermec, and as a consultant to Cerplex Group, a publicly traded company that provided depot computer and computer peripheral repair and logistics services.

Ralph S. Hubregsen, Chief Operating Officer

Mr. Hubregsen joined the Company in September 2011, as Chief Operating Officer.  From November 2010 until July 2011, Mr. Hubregsen was the Vice President of Worldwide Channels at Symplified, a cloud security company that provides a SaaS-based single sign-on and identity access management solution.  From March 2009 until July 2011, Mr. Hubregsen was the President of Venado Technologies, a company that he founded, and which is an integrator of innovative software and service solutions for large commercial enterprise accounts, and Federal and State government agencies, where he was responsible for negotiating and managing several multi-million dollar contracts with a number of Federal agencies.  Prior to that Mr. Hubregsen served as Vice President of Sales at MonoSphere, Inc., which he started in January 2006 until it was acquired by Quest Software in December 2008.  In addition to founding Venado Technologies, Mr. Hubregsen founded the Saillant Consulting Group in 1998, which specialized in the delivery of content management and document management solutions for large Fortune 500 companies and federal agencies.  Between 1995 and 1997, Mr. Hubregsen served as Vice President of Western Field Operations for Peak Technologies Group after Peak purchased Innovative Products and Peripherals (“IPPC”), a company also founded by Mr. Hubregsen and his partners.  IPPC was a provider of mobility solutions for the industrial marketplace.  Mr. Hubregsen holds an MBA from the University of Denver and BA from Saint Michael's College.

John E. Chis, Senior Vice President, Sales

Mr. Chis joined DecisionPoint in November 2004, as General Manager and Vice President of Sales.  He previously worked at Symbol Technologies, Inc. and Telxon (which was acquired by Symbol) for more than 20 years in various sales, marketing and operations management positions.

Bryan Moss, Senior Vice President, Professional Services

Mr. Moss joined DecisionPoint upon the consummation of the CMAC acquisition on December 31, 2010.  He has 21 years of Information Technology, Logistics, Sales, and Engineering experience.  Mr. Moss had been a principal along with being the President of CMAC Inc. for the past 13 years.  Prior to CMAC, he was Senior Manager of the Supply Chain Practice for Accenture, responsible for Alliances and Supply Chain Execution Systems Implementations.  Mr. Moss served in a management capacity for 8 years with UPS and Burnham Logistics in Information Technology, Engineering, and Operations.  He attended Southern Tech on a Athletics Scholarship receiving a Bachelor of Science degree in Industrial Engineering with a Minor in Technical Sales.

Melinda Wohl, Vice President, Finance - Controller and Treasury

Ms. Wohl joined DecisionPoint in August 2004.  Ms. Wohl is responsible for DecisionPoint’s consolidated internal financial reporting, sales administration and treasury.  Prior to working for DecisionPoint, Ms. Wohl served as Controller for an international manufacturer/distributor of electronic components and as an accountant for a lighting products manufacturer.

Roy A. Ceccato, Vice President, Finance – SEC Reporting and Compliance

Mr. Ceccato joined DecisionPoint in July 2007.  He is responsible for Mergers and Acquisitions, contract review and external financial reporting for the SEC public reporting requirements.  Prior to joining DecisionPoint, Mr. Ceccato was a Director and CFO of Castlton Environmental Remediation Contractors, Inc., from April 2004 to June 2007.  He has also worked in various prior roles as Director and Treasurer, Chief Financial Officer and Director of Finance, of several public companies in service and manufacturing industries.

David M. Rifkin, Director

Mr. Rifkin has been an investor in DecisionPoint and a Director since 2003.  Mr. Rifkin is the President and CEO and co-owner of eGlobalfares, LLC, a software and solution provider to the travel industry.  Prior to investing in and joining eGlobalfares in 2006, Mr. Rifkin was the SVP of Corporate Sales and a member of the executive team at Adelman Travel Group, a top 10 U.S. travel management company from 2003.  After graduating Bucknell University in 1977 with a bachelor’s degree in business administration, Mr. Rifkin joined the family businesses in insurance, real estate and travel.  As a result, Mr. Rifkin has had experience with owning, managing and selling commercial properties and he was licensed in personal and commercial insurance lines. Rifkin Travel was sold to the Adelman Travel Group in 2003.  Mr. Rifkin has been involved at executive board levels with many community and not-for-profit organizations.  This includes challenging experiences of successfully executing several turn-arounds of critical community agencies and institutions.

Jay B. Sheehy, Director

Mr. Sheehy became associated with DecisionPoint as an early investor in 2003 and became a Director concurrent with the Merger.  Mr. Sheehy has been the President and Principal of Kamco Supply of New England, a $100 million building materials distribution business since 1996.  From 1984-1995, Mr. Sheehy was President and Principal of Stanley Svea Building Supply until he merged the company into Kamco.  Previously, Mr. Sheehy held an internal audit position at Connecticut Bank and Trust, Budget Analyst post with Combustion Engineering and was a Manager of Financial Analysis with PepsiCo.  After graduating Bucknell University in 1977 with a bachelor’s degree in business administration he went on to earn an MBA from the University of Connecticut, APC from NYU and his CPA accreditation.  Mr. Sheehy is a Trustee of The Gunnery School, a Board Member of the Connecticut Business and Industry Association (CBIA) and an officer of Churchill Casualty Insurance.

Robert M. Chaiken, Director

Mr. Chaiken became a Director of DecisionPoint in November 2010.  Mr. Chaiken has worked for the Adelman Travel Group, a privately-held travel management company, since 1991. Since 2008, he has served as the Adelman Travel Group’s President and Chief Financial Officer.  From 1995 to 2008, he served as the Chief Operating Officer and Chief Financial Officer and, from 1991 to 1995, he served as its Controller.  He is a Certified Public Accountant and holds a B.B.A. from the University of Wisconsin with a double major in accounting and information systems.

Maydan Rothblum, Director

Mr. Rothblum became a Director of DecisionPoint in May 2011.  Mr. Rothblum is a Managing Director at Sigma Capital Partners - a multi-strategy, active, long-term, strategic private equity firm.  Mr. Rothblum has over fifteen years of private equity, finance, business consulting, technology and capital markets experience both domestically and internationally.  Prior to co-founding Sigma in 2004, Mr. Rothblum held positions at Apax Partners, Booz, Allen & Hamilton, and an equity research firm. Mr. Rothblum had earlier experience in managing business development and fund raising engagements for Israeli high-tech companies.  In addition, he served as an engineer in the Israeli Defense Force (IDF) where he focused on designing and implementing large logistics, ERP and inventory management projects.  Mr. Rothblum holds an MBA from Columbia Business School and a BS in Industrial Engineering and Management from the Technion - Israel Institute of Technology.

Marc Ferland, Director

Mr. Ferland became a Director of DecisionPoint upon completion of the Merger.  Mr. Ferland had served as President and Chief Executive Officer of Copernic Inc. from March 2008 and on its Board of Directors since September 2007.  In November 2010, Copernic was sold to N. Harris Computer Corporation and he resigned his duties with Copernic and simultaneously assumed the positions of Chairman of the Board and President/Chief Executive Officer of its successor, Comamtech.  Prior to his affiliation with Copernic and Comamtech, Mr. Ferland worked in the venture capital industry in various capacities for 10 years with Microcell, Caisse de Dépôt et Placement du Quebec (Canada’s largest pension fund), VantagePoint (a Silicon Valley venture capital fund) and Gen24 Capital, which he co-founded.  Mr. Ferland also worked in the Telecommunications industry for over 10 years in senior roles with Cantel (now Rogers), Scotpage/Scotcom, Telesystem National and Microcell Telecom.  Mr. Ferland also spent almost 20 years in a variety of management positions with Canadian General Electric.  He graduated from the University of Montreal with a B.A. honors in economics and did post graduate work at McGill University and Harvard Business School.  Mr. Ferland is a Canadian citizen.

Lawrence Yelin, Director

Mr. Yelin became a Director of DecisionPoint upon completion of the Merger.  Mr. Yelin is an attorney, who has had his own practice since February, 2009.  From June 1980 until January 2009, he was an attorney at the law firm of Fasken Martineau DuMoulin LLP.  Mr. Yelin is a Canadian citizen.

Code of Business Conduct

We have adopted a Code of Business Conduct and Ethics that applies to all our directors, officers (including our Chief Executive Officer, Chief Financial Officer and any person performing similar functions) and employees.  The Code of Ethics is available on our website www.decisionpt.com.  We review transactions with related parties using the provisions included in the Code of Ethics.  Additionally, we have established a toll-free phone line to register employee concerns.  This service is provided by an independent third-party company.

Committees of the Board

The Audit Committee members are Jay B. Sheehy, David M. Rifkin, Robert M. Chaiken and Maydan Rothblum.  The Audit Committee Chairman is Jay B. Sheehy.  The Audit Committee assists our board in fulfilling its responsibility for the oversight of the quality and integrity of our accounting, auditing, and reporting practices, and such other duties as directed by the Board.  The committee's purpose is to oversee our accounting and financial reporting processes, the audits of our financial statements, the qualifications of our public accounting firm engaged by us as our independent auditor to prepare or issue an audit report on our financial statements.  Jay B. Sheehy is the "audit committee financial expert" within the meaning of SEC rules and regulations.

The Compensation and Governance Committee members are Jay B. Sheehy, David M. Rifkin, Robert M. Chaiken and Maydan Rothblum.  The Compensation and Governance Committee Chairman is David M. Rifkin.  The Compensation Committee's role is to discharge our Board’s responsibilities relating to compensation of our executives and to oversee and advise the Board of Directors on the adoption of policies that govern our compensation and benefit programs.

When considering whether directors and nominees have the experience, qualifications, attributes and skills, the Company and the Board focused primarily on the information discussed in each of the directors’ individual biographies set forth above.  Mr. Toms has experience as Chairman, President and CEO in growing middle market businesses engaged in providing consultative solutions including professional services, software and equipment.  Mr. Rowley together with Mr. Toms acquired DecisionPoint in December 2003, and Mr. Rowley has experience as CFO in businesses including equipment manufacturer, software development and professional services.  In particular, with regard to Mr. Rifkin, the Board considered his strong background in software development while providing comprehensive, problem solving solutions and significant expertise and background as a CEO, President and director of both private companies and community groups.  With regard to Mr. Sheehy, the Board considered his position as President in similar revenue size and entrepreneurial companies to DecisionPoint is a significant attribute, and his financial experience and general business acumen along with being a CPA qualifies him for being the Audit Committee.  With regard to Mr. Chaiken, the Board considered his extensive experience in positions of President, Chief Operating Officer and Chief Financial Officer in growing entrepreneurial companies whereby his understanding of business operations of a growing company can be best utilized and also qualifies him as a finance expert.  In regards to Mr. Rothblum, he has extensive experience as a principal in a successful investment firm and has demonstrated his firms’ confidence in our Company by making a $4.0M investment.  Messer’s Ferland and Yelin were directors of our predecessor entity, Comamtech and therefore their experience in technology space proves invaluable to the Company.

Except as otherwise reported above, none of our directors have held directorships in other reporting companies and registered investment companies at any time during the past five years.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Employment Agreements

 We have a standard three (3) year employment agreement with Mr. Bryan Moss, our Senior Vice President, as a result of the CMAC acquisition.  The agreement calls for an annual bonus upon achieving certain results of operations at CMAC.  None of the other terms of the agreement are out of the ordinary course of business.

We also have an employment agreement with Mr. Ralph S. Hubregsen, our Chief Operating Officer.  Pursuant to the Agreement, Mr. Hubregsen will be entitled to an annual bonus calculated pursuant to terms set forth in the Agreement attached hereto as exhibit 10.1.  Additionally, Mr. Hubregsen will be granted options to purchase 50,000 common shares of the Company.  Such options will vest over three years.  The agreement also calls for a severance provision ranging from two months to twelve months of salary.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by DecisionPoint in each of the last two completed fiscal years for our principal executive officers and our three most highly compensated executive officers who were serving as executive officers as of the end of the last fiscal year.  Such officers are referred to herein as our “Named Officers”.

						Non- Equity	Change in Pension Value &
				Stock	Option	Incentive	Nonqualified	All
Name	Year	Salary	Bonus	Award	Award (1)	Plan	Deferred Comp	Other	Total

Nicholas R. Toms
	2011	$446,000	$80,000	$-	$54,700	$-	$-	$-	$580,700
	2010	350,000	-	-	-	-	-	9,800	359,800

Donald W. Rowley
	2011	421,000	80,000	-	54,700	-	-	2,200	557,900
	2010	325,000	-	-	-	-	-	9,800	334,800

Ralph S. Hubregsen
	2011	80,000	-	-	-	-	-	8,950	88,950
	2010	-	-	-	-	-	-	-	-

John E. Chis
	2011	225,000	25,000	-	66,000	-	-	-	316,000
	2010	225,000	-	-	-	-	-	8,950	233,950

Bryan E. Moss
	2011	230,000	-	-	-	-	-	-	230,000
	2010	-	-	-	-	-	-	-	-

(1)
The stock option awards represent the aggregate grant date fair value of the awards granted during the year completed in accordance with ASC718 – See Note 12 to accompanying consolidated financial statements.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2011, for each of the executive officers.

	Option Awards					Stock Awards

Name	Number	Number	Equity	Option	Option	Number	Market	Equity	Equity
	of	of	Incentive	Exercise	Expiration	of Shares	Value of	Incentive	Incentive
	Securities	Securities	Plan	Price	Date	or Units	Shares or	Plan	Plan
	Underlying	Underlying	Awards:	($)		of Stock	Units of	Awards:	Awards:
	Unexercised	Unexercised	Number of			That	Stock	Number of	Market or
	Options	Options	Securities			Have	That	Unearned	Payout
	Exercisable	Unexercisable	Underlying			Not	Have	Shares,	Value of
	(#)	(#)	Unexercised			Vested	Not	Units or	Unearned
			Unearned			(#)	Vested	Other	Shares,
			Options				(#)	Rights	Units or
			(#)					That Have	Other
								Not Vested	Rights
								(#)	That Have
									Not Vested ($)

Nicolas R. Toms
	158,381	-	-	$1.45	1/2/2014	-	-	-	$-
	13,542	-	-	1.90	12/31/2016	-	-	-	-
	-	40,096	-	2.17	6/15/2021	-	-	-	-

Donald W. Rowley
	6,771	-	-	1.90	12/31/2016	-	-	-	-
	-	40,096	-	2.17	6/15/2021	-	-	-	-

Ralph S. Hubregsen
	-	-	-	-		-	-	-	-

John E. Chis
	33,854	-	-	1.90	12/31/2016	-	-	-	-
	3,386	5,078	-	2.10	2/12/2019	-	-	-	-
	-	48,392	-	2.17	6/15/2021	-	-	-	-

Bryan E. Moss
	-	-	-	-		-	-	-	-

Melinda Wohl
	33,854	-	-	1.90	12/31/2016	-	-	-	-
	-	13,827	-	2.17	6/15/2021	-	-	-	-

Roy A. Ceccato
	-	13,827	-	2.17	6/15/2021	-	-	-	-

Except as set forth above, no other named officer of DecisionPoint has received an equity award.

Director Compensation and Committees

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made during the year ended December 31, 2011.  Committee chair persons receive additional compensation for their service.

					Change in
					Pension Value
	Fees Earned				& Nonqualified
	Earned			Non-Equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

David M. Rifkin	$53,000	$-	$7,700	$-	$-	$-	$60,700
Jay B. Sheehy	58,000	-	6,600	-	-	-	64,600
Robert M. Chaiken	48,000	-	3,200	-	-	-	51,200
Maydan Rothblum	24,000	-	-	-	-	-	24,000
Marc Ferland	26,000	-	-	-	-	-	26,000
Lawrence Yelin	26,000	-	-	-	-	-	26,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of  March 26, 2012, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s named executive officers and directors; and (iii) the Company’s directors and executive officers as a group.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over their shares beneficially owned.

	Common Stock		Percentage of
Name of Beneficial Owner (1)	Beneficially Owned		Common Stock (2)

Nicholas R. Toms (*)	512,890	(3)	6.2%
Donald W. Rowley (*)	611,016	(4)	7.5
Ralph S. Hubregsen (**)	-		-
John E. Chis (**)	85,929	(5)	1.1
Bryan E. Moss (**)	215,692	(6)	2.7
Melinda Wohl (**)	50,684	(7)	0.6
Roy A. Ceccato (**)	8,556	(8)	0.1
David M. Rifkin (***)	122,809		1.5
Jay B. Sheehy (***)	20,312		0.3
Robert M. Chaiken (***)	49,893		0.6
Marc Ferland (***)	17,143		0.2
Lawrence Yelin (***)	5,571		0.1
Maydan Rothblum (***)	-		-

All Executive Officers and Directors as a group (13 people)			20.8

North Star Trust Company	1,692,753	(9)	21.1
Sigma Opportunity Fund	1,922,367	(10)	20.6

(*) - Executive Officer and Director of the Company
(**) - Executive Officer of the Company
(***) - Director

All beneficial ownership percentages as they relate to the ESOP plan are as of December 31, 2011, the latest date of the ESOP share allocation.

(1)	Except as otherwise indicated, the address of each beneficial owner is 19655 Descartes, Foothill Ranch, California 92610-2609.
(2)
Applicable percentage ownership is based on 8,028,908 shares of common stock outstanding as of December 31, 2011, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2011, for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2011, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Includes 53,075 shares of common stock held by the ESOP. The shareholder beneficially owns 3.1% of the ESOP.
(4)	Includes 53,370 shares of common stock held by the ESOP. The shareholder beneficially owns 3.2% of the ESOP.
(5)	Includes 33,454 shares of common stock held by the ESOP. The shareholder beneficially owns 2.0% of the ESOP.
(6)	Includes 3,207 shares of common stock held by the ESOP. The shareholder beneficially owns 0.2% of the ESOP.
(7)	Includes 15,579 shares of common stock held by the ESOP. The shareholder beneficially owns 0.9% of the ESOP.
(8)	Includes 8,556 shares of common stock held by the ESOP. The shareholder beneficially owns 0.5% of the ESOP.
(9)	North Star Trust Company, the trustee of the ESOP, is deemed to have the dispositive and voting control over the shares held by the ESOP.
(10)	Represents 635,700 shares of common stock and 1,286,667 of shares issuable upon conversion of the Series C Preferred Stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2011, all Reporting Persons timely complied with all applicable filing requirements, except that Form 3’s were not timely filed for our Directors and Executive Officers after the Merger.  These forms have since been filed.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We purchase and sell certain products and services from iTEK Services, Inc. (“iTEK”), a privately held company owned by an unrelated ESOP.  iTEK is affiliated with us through limited overlapping management and Board representation by our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  During the years ended December 31, 2011 and 2010, we purchased products and services for $402,000 and $819,000, respectively, from iTEK.  Sales to iTEK during the years ended December 31, 2011 and 2010 were $4,000 and $436,000, respectively.  These sales to iTEK were at no incremental margin over our actual cost.  Purchases from iTEK are on similar terms that we would have received from an unrelated third-party.

Amounts due to iTEK included in accounts payable in the consolidated balance sheets as of December 31, 2011 and 2010, are $16,000 and $116,000, respectively.

Additionally, until July 2010, we sub-leased our facility in Foothill Ranch, CA from iTEK at a monthly rental expense of $11,763 at which time we entered into a new lease with the building’s landlord (an unrelated third party) under the same terms and conditions for a one year period expiring in July 2011.  We have renewed the lease through July 2012.

We have accounts payable to our CEO and our CFO, of $855,000 and $1,225,000 at December 31, 2011 and 2010, respectively, including accrued interest.  The outstanding accounts payable balance accrues interest at 12% per annum, reduced from 25% in June 2011.  The balance of the accounts payable consists of purchases of products and services made on behalf of the Company, unreimbursed company travel expenses and interest on the accounts payable.

In December 2010 we sold 27,652 shares of our Series B Preferred Stock for $2.89 per share to Mr. Robert M. Chaiken, one of our Directors.  The shares were sold at the same price as 103,695 additional shares sold to an independent third party.

On June 30, 2011, the Company, Sigma Opportunity Fund II, LLC and Donald W. Rowley entered into an agreement pursuant to which Mr. Rowley converted $411,733 of the $1,227,335 in accounts payable owed to him by the Company (the “AP Amount”) into 128,667 shares of the Company’s Series C Preferred Stock and 49,000 shares of common stock.  Pursuant to this agreement, Mr. Rowley also agreed that the interest rate of the balance of the AP Amount not covered by the agreement shall be reduced to 12% per annum until such time as the annual dividend rate on the Series C Preferred Stock is increased to 12% per annum (month 17) and 20% per annum (month 31), at which times the interest rate on the AP Amount then outstanding shall be 16% and 25%, respectively.

Director Independence

The Board of Directors has determined that Messrs. Rifkin, Sheehy, Chaiken, Ferland and Yelin are each independent directors as of December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit and review of our annual financial statements, and can include fees for the audit and review of our annual financial statements included in a registration statement filed under the Securities Act as well as issuance of consents and for services that are normally provided by the independent registered public accountant in connection with statutory and regulatory filings or engagements except those not required by statute or regulation.  ”Audit-related fees” are fees for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements, including attestation services that are not required by statute or regulation, due diligence and services related to acquisitions.  “Tax fees” are fees for tax compliance, tax advice and tax planning, and “all other fees” are fees for any services not included in the first three categories.

Audit Fees

Audit fees billed by BDO USA, LLP for the fiscal year ended December 31, 2011 were $449,000, which includes approximately $189,000 relating to services provided relating to our significant debt and equity transactions in 2011.  Audit fees billed by Crowe Horwath LLP for the fiscal year ended December 31, 2010 were $260,000.

All Other Fees

Other fees billed by Crowe Horwath LLP for the fiscal year ended December 31, 2010 were $196,000.  Fees paid were related to due diligence work on a potential acquisition that did not materialize.

At its regularly scheduled and special meetings, the audit committee considers and pre-approves any audit and non-audit services to be performed by our independent registered public accounting firm. The Board of Directors has the authority to grant pre-approvals of non-audit services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

The following consolidated financial statements are filed as part of this Report:

Report of Independent Registered Public Accounting Firm F-1

Report of Independent Registered Public Accounting Firm F-2

Consolidated Balance Sheets - December 31, 2011 and 2010 F-3

Consolidated Statements of Operations - Years Ended December 31, 2011 and 2010 F-4

Consolidated Statements of Stockholders’ Equity (Deficit) - Years Ended December 31, 2011 and 2010 F-5

Consolidated Statements of Cash Flows - Years Ended December 31, 2011 and 2010 F-6

Notes to Consolidated Financial Statements - December 31, 2011 and 2010 F-7

(d) Exhibits

Exhibit Number	Description
3.01	Certificate of Incorporation of DecisionPoint Systems, Inc. dated June 15, 2011. (1)
3.02	Bylaws*
3.03	Certificate of Designation of Preferences Rights and Limitations of Series A Cumulative Convertible Preferred.*
3.04	Certificate of Designation of Preferences Rights and Limitations of Series B Cumulative Convertible Preferred.*
3.05
Certificate of Designation, of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series C Cumulative Convertible Preferred Stock. (2)

3.06	Certificate of Corporate Domestication. (1)
10.1
Arrangement Agreement among DecisionPoint Systems, Inc., Comamtech Inc. and 2259736 Ontario Inc., dated October 20, 2010, incorporated by reference to the Current Report on Form 8-K filed on March 24, 2011. (1)

10.2	Amendment No. 1 to the Arrangement Agreement, dated December 23, 2010, incorporated by reference to the Current Report on Form 8-K filed on March 24, 2011. (1)
10.3	Amendment No. 2 to the Arrangement Agreement, dated March 22, 2011, incorporated by reference to the Current Report on Form 8-K filed on March 24, 2011. (1)
10.4	Amendment No. 3 to the Arrangement Agreement, dated April 8, 2011, incorporated by reference to the Current Report on Form 8-K filed on April 14, 2011. (1)
10.5	Amendment No. 4 to the Arrangement Agreement, dated April 13, 2011, incorporated by reference to the Current Report on Form 8-K filed on April 19, 2011. (1)
10.6	Ontario Superior court of Justice Commercial List. (1)
10.7	Exchange Agreement between DecisionPoint Systems, Inc. and Sigma Opportunity Fund II LLC. (2)
10.8	Investor Rights Agreement between DecisionPoint Systems, Inc. and Sigma Opportunity Fund II, LLC and Sigma Capital Advisors, LLC. (2)
10.9	Agreement between DecisionPoint Systems, Inc., Sigma Opportunity Fund II, LLC and Donald W. Rowley. (2)
10.10	Limited Waiver and Amendment to Loan and Security Agreement between Silicon Valley Bank, DecisionPoint Systems Group Inc., DecisionPoint Systems and CMAC, Inc. (3)
10.11	Employment Agreement between DecisionPoint Systems Inc. and Ralph S. Hubregsen. (4)
10.12	Transfer and Payment Agreement by and among Empresario Inc., Omar Solis and the Company. (5)
10.13	2010 Stock Option Plan*
14	Code of Ethics*
21	Subsidiaries*
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a).*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *
EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)  Incorporated by Reference to the Current Report on form 8-K Filed by the Company on June 21, 2011.
(2)  Incorporated by Reference to the Current Report on form 8-K Filed by the Company on July 7, 2011.
(3)  Incorporated by Reference to the to the Current Report on form 8-K Filed by the Company on October 13, 2011
(4)  Incorporated by Reference to the Current Report on Form 8-K Filed by the Company on September 15, 2011
(5)  Incorporated by Reference to the Current Report on Form 8-K Filed by the Company on September 9, 2011

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2012.

DECISIONPOINT SYSTEMS, INC.

By:	/s/ Nicholas R. Toms
Nicholas R. Toms, Chief Executive Officer
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ Nicholas R. Toms	Chairman and Chief Executive Officer	March 30, 2012
Nicholas R. Toms	Principal Executive Officer

/s/ Donald W. Rowley	Chief Financial Officer	March 30, 2012
Donald W. Rowley	Principal Financial Officer and Principal Accounting Officer

/s/ David M. Rifkin	Director	March 30, 2012
David M. Rifkin

/s/ Jay B. Sheehy	Director	March 30, 2012
Jay B. Sheehy

/s/ Robert M. Chaiken	Director	March 30, 2012
Robert M. Chaiken

/s/ Maydan Rothblum	Director	March 30, 2012
Maydan Rothblum

/s/ Marc Ferland	Director	March 30, 2012
Marc Ferland

/s/ Lawrence Yelin	Director	March 30, 2012
Lawrence Yelin

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
DecisionPoint Systems, Inc.
Foothill Ranch, California

We have audited the accompanying consolidated balance sheet of DecisionPoint Systems, Inc. as of December 31, 2011, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2011, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Costa Mesa, California
March 30, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
DecisionPoint Systems, Inc.
Foothill Ranch, California

We have audited the accompanying consolidated balance sheet of DecisionPoint Systems, Inc. as of December 31, 2010, and the related consolidated statement of operations, stockholders' deficit and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

New York, New York
March 16, 2011, except Note 2 which is dated December 22, 2011.

DECISIONPOINT SYSTEMS, INC.

Consolidated Balance Sheets

	December 31,
	2011	2010
ASSETS
Current assets
Cash	$365,814	$315,169
Accounts receivable, net	13,916,787	12,575,597
Other receivable	1,476,285	-
Inventory, net	705,757	898,465
Deferred costs	3,468,583	3,562,654
Deferred tax assets	-	55,000
Prepaid expenses and other current assets	408,413	457,863
Total current assets	20,341,639	17,864,748

Property and equipment, net	98,934	100,070
Other assets, net	175,329	173,465
Deferred costs, net of current portion	1,800,320	1,414,851
Goodwill	5,538,466	5,508,864
Intangible assets, net	2,214,000	2,729,000
Total assets	$30,168,688	$27,790,998

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$9,037,715	$9,244,255
Accrued expenses and other current liabilities	2,414,288	4,881,816
Line of credit	4,024,141	4,364,221
Current portion of debt	1,000,000	1,000,000
Due to related parties	871,508	1,606,357
Unearned revenue	6,756,214	5,714,434
Total current liabilities	24,103,866	26,811,083

Long term liabilities
Unearned revenue, net of current portion	2,509,190	1,850,440
Debt, net of current portion and discount	970,160	1,940,000
Deferred tax liabilities	18,000	-
Interest payable	60,000	60,000
Total liabilities	27,661,216	30,661,523

Commitments and contingencies
	-	-
STOCKHOLDERS' EQUITY (DEFICIT)
Cumulative Convertible Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,816,289 and 400,955 shares issued and outstanding, including cumulative and imputed preferred dividends of $435,563 and $130,738, and
with a liquidation preference of $10,652,275 and $1,485,738, respectively	6,319,629	1,485,738
Common stock, $0.001 par value, 100,000,000 shares authorized,
8,182,791 issued and 8,028,908 outstanding as of December 31, 2011,
and 5,080,970 shares issued and outstanding as of December 31, 2010	8,183	5,081
Additional paid-in capital	14,513,918	8,238,995
Treasury stock, 153,883 shares of common stock	(204,664)	-
Accumulated deficit	(17,230,792)	(11,576,776)
Unearned ESOP shares	(898,802)	(1,023,563)
Total stockholders’ equity (deficit)	2,507,473	(2,870,525)
Total liabilities and stockholders' equity (deficit)	$30,168,688	$27,790,998

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Operations

	Years ended December 31,
	2011	2010

Net sales	$58,358,906	$56,244,198

Cost of sales	46,367,738	45,391,485

Gross profit	11,991,168	10,852,713

Selling, general and administrative expense	13,597,141	9,610,381

Operating (loss) income	(1,605,973)	1,242,332

Other expense:
Interest expense	1,159,774	2,213,223
Loss on debt extinguishment	2,665,157	-
Other (income) expense, net	(363,049)	1,159,114
Total other expense	3,461,882	3,372,337

Loss before income taxes	(5,067,855)	(2,130,005)

Provision for income taxes	100,172	78,794

Net loss	(5,168,027)	(2,208,799)

Cumulative and imputed preferred stock dividends	(485,989)	(79,570)

Net loss attributable to common shareholders	$(5,654,016)	$(2,288,369)

Net loss per share -
Basic and diluted	$(0.94)	$(0.66)

Weighted-average shares outstanding -
Basic and diluted	6,019,900	3,462,220

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

	Convertible				Additional		Accumu-	Unearned	Total
	Preferred stock		Common stock		paid-in	Treasury	lated	ESOP	stockholders’
	Shares	Amount	Shares	Amount	capital	stock	deficit	shares	equity (deficit)

Balance at January 1, 2010	269,608	$975,000	3,968,078	$3,968	$5,854,766	$-	$(9,237,239)	$(1,142,101)	$(3,545,606)

Convertible Series B Preferred sold in private placement	131,347	380,000	-	-	-	-	-	-	380,000
Common shares issued in exchange for services	-	-	139,799	140	350,380	-	-	-	350,520
Conversion of the June 2009 convertible debt	-	-	57,609	57	124,943	-	-	-	125,000
Common stock issued upon cashless exercise of warrants	-	-	18,545	19	(19)	-	-	-	-
Common stock issued to induce the exercise of warrants	-	-	29,842	30	77,677	-	-	-	77,707
Common stock issued upon exercise of stock options	-	-	415,000	415	623,117	-	-	-	623,532
Common stock issued for acquisition of CMAC, Inc.	-	-	452,097	452	944,548	-	-	-	945,000
Warrant liability	-	-	-	-	80,500	-	-	-	80,500
Accrued dividends on preferred stock	-	130,738	-	-	-	-	(130,738)	-	-
Employee stock-based compensation	-	-	-	-	183,083	-	-	-	183,083
Principal payment from ESOP	-	-	-	-	-	-	-	118,538	118,538
Net loss	-	-	-	-	-	-	(2,208,799)	-	(2,208,799)

Balance at December 31, 2010	400,955	1,485,738	5,080,970	5,081	8,238,995	-	(11,576,776)	(1,023,563)	(2,870,525)

Reverse recapitalization transaction:
Shares deemed issued to Comamtech
stockholders in exchange for net assets contributed	-	-	2,186,869	2,187	3,945,500	-	-	-	3,947,687
Expenses related to reverse recapitalization	-	-	-	-	(730,324)	-	-	-	(730,324)
Issuance of common shares for finders fee	-	-	153,883	154	353,777	-	-	-	353,931
Repurchase 153,883 shares of common stock	-	-	-	-	-	(204,664)	-	-	(204,664)
Employee stock-based compensation	-	-	-	-	200,024	-	-	-	200,024
Common shares issued in connection with
Exchange Agreement	1,415,334	4,529,065	695,100	695	2,348,162	-	-	-	6,877,922
Common shares issued in exchange for services	-	-	65,969	66	157,784	-	-	-	157,850
Accrued dividends on preferred stock	-	304,826	-	-	-	-	(485,989)	-	(181,163)
Principal payment from ESOP	-	-	-	-	-	-	-	124,761	124,761
Net loss	-	-	-	-	-	-	(5,168,027)	-	(5,168,027)

Balance at December 31, 2011	1,816,289	$6,319,629	8,182,791	$8,183	$14,513,918	$(204,664)	$(17,230,792)	$(898,802)	$2,507,473

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Cash Flows

	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,168,027)	$(2,208,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	560,327	31,702
Amortization of deferred financing costs and note discount	140,181	904,708
Employee stock-based compensation	200,024	183,082
Non-employee stock-based compensation	283,184	428,227
Non-cash interest expense	80,165	-
Loss on debt extinguishment	2,268,859	-
Loss on disposal of property and equipment	4,391	-
ESOP compensation expense	124,761	118,538
Other income related to collection of note receivable in excess of carrying value	(405,136)	-
Deferred taxes, net	73,000	330,000
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(1,220,788)	(2,076,225)
Inventory, net	192,708	349,479
Deferred costs	(291,398)	(675,778)
Prepaid expenses and other current assets	79,593	(346,996)
Other assets, net	(32,848)	(13,445)
Accounts payable	(38,838)	2,562,655
Accrued expenses and other current liabilities	(258,027)	(2,143,350)
Due to related parties	(734,849)	64,766
Unearned revenue	1,700,530	(46,367)
Net cash used in operating activities	(2,442,188)	(2,537,803)
Cash flows from investing activities
Capital expenditures	(48,582)	(42,403)
Collection of note and other receivable received in reverse recapitalization	554,869	-
Acquisition of business, net of cash acquired	(2,205,000)	185,865
Net cash (used in) provided by investing activities	(1,698,713)	143,462
Cash flows from financing activities
(Repayments) borrowings from line of credit, net	(340,080)	1,788,895
Proceeds from sale of senior subordinated notes	4,000,000	-
Cash received in reverse recapitalization, net of expenses	1,985,349	-
Borrowing under long term debt	-	3,000,000
Repayment of debt	(1,000,000)	(2,835,000)
Proceeds from exercise of employee stock options	-	623,532
Issuance of convertible preferred stock	-	380,000
Purchase of treasury stock	(250,000)	-
Cash dividends paid on Series C Preferred	(90,582)	-
Paid financing costs	(108,639)	(159,176)
Holding share liability	(4,502)	(229,481)
Net cash provided by financing activities	4,191,546	2,568,770
Net increase in cash	50,645	174,429
Cash at beginning of year	315,169	140,740
Cash at end of year	$365,814	$315,169

Supplemental disclosure of cash flow information:
Interest paid	$1,438,466	$1,600,767
Income taxes paid	62,461	12,119
Supplemental disclosure of non-cash financing activities:
Preferred and common shares issued in exchange for debt and related accrued interest	$4,117,333	$-
Preferred and common shares issued in exchange for accounts
payable and related accrued interest	411,733	-
Common shares issued as finder's fee in reverse capitalization	353,931	-
Cumulative and imputed dividends on preferred stock	304,826	79,570
Conversion of subordinated debt to common stock	-	125,000
Common shares issued to acquire CMAC	-	945,000
Note discount on long term debt	-	60,000
Accrual of consideration payable related to the CMAC acquisition	-	2,205,000

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND THE MERGER

Nature of Business - DecisionPoint Systems, Inc., (“DecisionPoint”, “Company”) through its subsidiaries is an enterprise mobility systems integrator that sells and installs mobile computing and wireless systems that are used both within a company’s facilities in conjunction with wireless networks and in the field using carrier-based wireless networks.  These systems generally include mobile computers, mobile application software, and related data capture equipment including bar code scanners and radio frequency identification (“RFID”) readers.  The Company also provides professional services, proprietary and third party software and software customization as an integral part of its customized solutions for its customers.

DecisionPoint Systems, Inc., formerly known as Comamtech, Inc. (“Comamtech”), was incorporated on August 16, 2010, in Canada under the laws of the Ontario Business Corporations Act (“OCBA”).  On June 15, 2011, the Company entered into a Plan of Merger (the “Merger Agreement”) among the Company, its wholly owned subsidiary, 2259736 Ontario Inc., incorporated under the laws of the Province of Ontario, Canada (the “Purchaser”) and DecisionPoint Systems, Inc., a Delaware corporation (“Old DecisionPoint”) incorporated on December 27, 2006, under the laws of the State of Delaware.  Pursuant to the Merger Agreement, under Section 182 of the OCBA, on June 15, 2011 (the “Effective Date”) Old DecisionPoint merged (the “Merger”) into the Purchaser and became a wholly owned subsidiary of the Company.  In connection with the Merger, the Company changed its name to DecisionPoint Systems, Inc. and the Purchaser changed its name to DecisionPoint Systems International, Inc. (“DecisionPoint Systems International”).  The Company and the DecisionPoint Systems International each reincorporated in the State of Delaware subsequent to the Merger.  Upon completion of the Merger, the Company adopted Old DecisionPoint’s business plan.

Description of the Merger – On June 15, 2011, pursuant to the Merger, the Company acquired all of the issued and outstanding capital stock of Old DecisionPoint from its shareholders in exchange for 4,593,660 shares of the Company’s common stock, resulting in an exchange ratio of one share for every eight shares of common stock tendered (1:8).  The Company also acquired all of Old DecisionPoint’s issued and outstanding Series A Cumulative Convertible Preferred Shares and Series B Cumulative Convertible Preferred Shares in exchange for 243,750 and 118,750 of the Company’s Cumulative Convertible Preferred Shares, respectively.  Immediately after the Merger, there were 6,934,412 shares of the Company’s common stock outstanding and 243,750 and 118,750 shares of the Company’s Series A Cumulative Convertible Preferred Shares and Series B Cumulative Convertible Preferred Shares outstanding, respectively.  Pursuant to the terms of the Merger Agreement, the Company assumed all of Old DecisionPoint’s obligations under their outstanding stock option plans and warrant agreements.  Two of the directors of the Company retained their positions and the remaining positions were filled by the directors and officers of Old DecisionPoint.  In connection with and upon the Effective Date of the Merger, the Company issued 153,883 additional common shares as payment for finder’s fees.  The shares were valued at $2.30 per share, the closing share price on the Effective Date for total consideration of $353,931.  Other expenses related to the Merger totaled $376,547.  The finder’s fees and other expenses were accounted for as costs of the reverse recapitalization in the accompanying consolidated statement of stockholders’ equity (deficit).  In November 2011, the shares issued as payment for the finder’s fee were repurchased by the Company for $250,000 in cash.

The estimated fair values of the financial assets received and liabilities assumed from Comamtech in the reverse recapitalization are comprised of the following as of June 15, 2011:

Cash	$2,361,742
Note receivable	100,000
Other receivables	1,488,850
Other current assets	150,545
Accounts payable	(153,450)

Net asset value	$3,947,687

The other receivables are comprised of a $1,500,000 payment due from the sale of a business by Comamtech to a publicly traded company, and another miscellaneous receivable of $49,732.  The $1,500,000 receivable is due May 2012.  Management estimated the fair value of this receivable on the date of the Merger by calculating the present value of the expected cash payment using a credit risk adjusted interest rate of 4.6%, resulting in a fair value of $1,439,117.  The fair value of the receivable is $1,476,285 as of December 31, 2011, and is included in other receivables in the accompanying consolidated balance sheet as of December 31, 2011.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The note receivable represented approximately $4.4 million due from the sale of a business by Comamtech to a private company (“Empresario”).  The note was secured by the assets of Empresario and was guaranteed by its principal shareholder.  To accommodate Empresario’s inability to perform, the note was restructured several times by Comamtech prior to the Merger.  Empresario defaulted on the amended terms on August 10, 2011, and management of the Company sent Empresario a demand for payment.  At that time, Empresario had not been able to secure a viable path for repayment and, based on all of the information available at the time, management had assessed the financial health and capitalization of Empresario along with its claim paying ability as being very poor.  Accordingly, management estimated the fair value of the note receivable to be $100,000 as of June 30, 2011.

On September 2, 2011, the Company entered into a transfer and payment agreement (the “Transfer Agreement”) among the Company, Empresario, and its sole shareholder.  Pursuant to the Transfer Agreement, Empresario paid the Company $530,000, and the Company transferred to Empresario its right, title and interest in the Purchased Assets, as defined by the Asset Purchase Agreement dated May 14, 2009 between Comamtech and Empresario (“the Purchase Agreement”).  The convertible secured debenture, dated August 10, 2010, between Empresario and Comamtech, in the original amount of $4.4million was cancelled and terminated.  The guarantee, dated May 14, 2009, among Comamtech, Empresario, and the sole shareholder, pursuant to which the sole shareholder guaranteed certain obligations under the Purchase Agreement, was cancelled and terminated.  Costs incurred to complete the Transfer Agreement totaled $130,000, of which $100,000 was due to Robert Chaiken, a Director of the Company, for services related to negotiating the Transfer Agreement.  The Company paid $42,152 in cash and on September 30, 2011, issued Mr. Chaiken 26,906 shares of common stock valued at $57,848 as payment in full.  The remaining costs were legal and other professional services to complete the Transfer.

The difference between the estimated fair value of the note receivable of $100,000 and the payment of $530,000, reduced by $130,000 in costs to complete the Transfer, approximated $300,000 and was recorded in other (income) expense, net, in the accompanying consolidated statement of operations for the year ended December 31, 2011.

Pursuant to the Merger Agreement, on or before August 25, 2011, the Company was to have an audit performed on the balance sheet of Comamtech as of June 15, 2011 (the “Opening Balance Sheet”).  Prior to August 25, 2011, the Company prepared a statement (the “Purchase Price Statement”) setting forth its good faith computation of the shareholders’ equity of Comamtech as of August 15, 2011.  During August 2011, both parties accepted the Purchase Price Statement and agreed to forego an audit.

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

Accounting Treatment of the Merger; Financial Statement Presentation

Prior to the Merger, Comamtech was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  The Merger was accounted for as a reverse recapitalization pursuant to the guidance in “SEC’s Division of Corporation Finance Financial Reporting Manual”.  These transactions are considered by the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations.  Accordingly, the Merger has been accounted for as a recapitalization, and, for accounting purposes, Old DecisionPoint is considered the acquirer and surviving entity in the reverse recapitalization.  Accordingly, 2,186,689 shares were deemed issued to the Comamtech shareholders in exchange for $3,947,687 of net assets received.  The accompanying historical consolidated financial statements prior to the Merger are those of Old DecisionPoint.

The accompanying consolidated financial statements present the previously issued shares of Comamtech common stock as having been issued pursuant to the Merger on June 15, 2011, with the consideration received for such issuance being the net assets of Comamtech received in the Merger.  The shares of common stock of the Company issued to Old DecisionPoint’s stockholders in the Merger are presented as having been outstanding since the original issuance of the shares.  Further, the exchange ratio, as adjusted above, has been retroactively applied to all share, weighted average share, loss per share, and stock option and warrant disclosures.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of DecisionPoint and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary DecisionPoint Systems International. DecisionPoint Systems International has two wholly-owned subsidiaries, DecisionPoint Systems Group, Inc. (“DPS Group”) and CMAC, Inc. (“CMAC”).   CMAC was acquired by the Company on December 31, 2010, and as such, the operating results of CMAC have been included in the Company’s results of operations beginning January 1, 2011.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company operates in one business segment.

Summary of Significant Accounting Policies

Use of Estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  The Company evaluates its estimates and assumptions on a regular basis.  The Company uses historical experience and various other assumptions that are believed to be reasonable under the circumstances to form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may materially differ from these estimates and assumptions used in preparation of the consolidated financial statements.

Purchase Accounting and Business Combinations - The Company accounts for its business combinations using the purchase method of accounting which requires that intangible assets be recognized apart from goodwill if they are contractual in nature or separately identifiable.  Acquisitions are measured on the fair value of consideration exchanged and, if the consideration given is not cash, measurement is based on the fair value of the consideration given or the fair value of the assets acquired, whichever is more reliably measurable.  The excess of cost of an acquired entity over the fair value of identifiable acquired assets and liabilities assumed is allocated to goodwill.

The valuation and allocation process relies on significant assumptions made by management. In certain situations, the allocations of excess purchase price are based upon preliminary estimates and assumptions.  Accordingly, the allocations are subject to revision when the Company receives updated information, including appraisals and other analyses, which are completed within one year of the acquisition.  Revisions to the fair values, which may be significant, are recorded when pending information is finalized, within one year from the acquisition date.

Accounts Receivable - Accounts receivable are stated at net realizable value, and as such, current earnings are charged with an allowance for doubtful accounts based on management’s best estimate of the amount of probable incurred credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience and specific account information available.  Accounts receivable are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $245,500 and $215,000, as of December 31, 2011 and 2010, respectively.  When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts.

Inventory - Inventory consists solely of finished goods and is stated at the lower of cost or market.  Cost is determined under the first-in, first-out (FIFO) method.  The Company periodically reviews its inventory and makes provisions as necessary for estimated obsolete and slow-moving goods.  The creation of such provisions results in a write down of inventory to net realizable value and a charge to cost of sales.  Inventories are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $155,000 and $145,000, as of December 31, 2011 and 2010, respectively.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Deferred costs – Deferred costs consist primarily of third party extended hardware and software maintenance services which the Company has paid for in advance.  The costs are ratably amortized over the life of the contract, generally one to five years.

Property and Equipment - Property and equipment are recorded at cost.  Repairs and maintenance that do not improve or extend the lives of the respective assets are expensed in the period incurred.

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets.

Computer equipment	3 to 5 years
Office furniture and fixtures	5 to 7 years

Leasehold improvements are amortized over the shorter of the lease term or the life of the improvements.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.  To date, the Company has not recorded any impairment charges.

Goodwill – Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business.  Goodwill is tested annually at December 31 for impairment by comparing the fair value of the reporting unit to its carrying amount including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, an impairment loss may be recognized.  The amount of impairment loss is determined by comparing the implied fair value of reporting unit goodwill with the carrying amount.  If the carrying amount exceeds the implied fair value then an impairment loss is recognized equal to that excess.  No impairment charges have been recorded as a result of the Company’s annual impairment assessments.

Intangible assets – Purchased intangible with finite useful lives are amortized over their respective estimated useful lives (using an accelerated method for customer relationships and trade name) to their estimated residual values, if any.  The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade name, and internal use software and are being amortized over periods ranging from two to nine years.  Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable.  If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.  If the useful life is shorter than originally estimated, the rate of amortization is accelerated and the remaining carrying value is amortized over the new shorter useful life.  No changes to estimated useful lives have been recorded.

Deferred Financing Costs - Costs incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness, adjusted to reflect any early repayments using the effective interest rate method.  Deferred financing costs net of amortization totaled approximately $89,500 and $91,900, as of December 31, 2011 and 2010, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Fair Value Measurement - Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various methods including market, income and cost approaches.  Based on these approaches, the Company often utilizes certain assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and/or the risks inherent in the inputs to the valuation technique.  These inputs can be readily observable, market-corroborated, or generally unobservable inputs.  The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based upon observable inputs used in the valuation techniques, the Company is required to provide information according to the fair value hierarchy.  The fair value hierarchy ranks the quality and reliability of the information used to determine fair values into three broad levels as follows:

Level 1:	Valuations for assets and liabilities traded in active markets from readily available pricing sources for market transactions involving identical assets or liabilities.
Level 2:	Valuations for assets and liabilities traded in less active dealer or broker markets. Valuations are obtained from third-party pricing services for identical or similar assets or liabilities.
Level 3:	Valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Revenue Recognition - Revenues are generated through product sales, warranty and maintenance agreements, software customization, and professional services.  Product sales are recognized when the following criteria are met (1) there is persuasive evidence that an arrangement exits; (2) delivery has occurred and title has passed to the customer which generally happens at the point of shipment provided that no significant obligations remain; (3) the price is fixed and determinable; and (4) collectability is reasonably assured.  The Company generates revenues from the sale of extended warranties on wireless and mobile hardware and systems.  Revenue related to extended warranty and service contracts is recorded as unearned revenue and is recognized over the life of the contract as the Company maintains financial risk throughout the term of these contracts and may be liable to refund a customer for amounts paid in certain circumstances.

The Company also generates revenue from professional services and customer specified software customization on either a fee-for-service or fixed fee basis.  Revenue from software customization and professional services that is contracted as fee-for-service is recognized in the period in which the services are performed or delivered.  Adjustments to contract price and estimated labor costs are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.  The Company records sales net of sales tax.

When a sale involves multiple elements, revenue is allocated to each respective element at inception of an arrangement using the relative selling price method. Selling price is determined based on a selling price hierarchy, consisting of vendor specific objective evidence (VSOE), third party evidence or estimated selling price.

Concentration of Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and accounts payable.  On November 9, 2010, the Federal Deposit Insurance Corporation (“FDIC”) implemented section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing accounts.  Beginning December 31, 2010 and continuing through December 31, 2012, all noninterest-bearing accounts are fully insured regardless of the balance of the account.  This coverage is available at all FDIC member institutions.  The Company uses Silicon Valley Bank, which is an FDIC insured institution. Based on these facts, collectability of bank balances appears to be adequate.

For the year ended December 31, 2011, the Company had sales to one customer which were approximately 15% of total revenue.  Accounts receivable from two customers at December 31, 2011, were approximately 14% and 10%.  For the year ended December 31, 2010, the Company had sales to two customers which represented a total of 16% and 10%, of total revenues.  Accounts receivable from two customers at December 31, 2010, accounted for 11% and 21% of accounts receivable.  The loss of a significant customer could have a material adverse impact on the Company.

The Company has had the same four primary vendors in both periods presented.  For the year ended December 31, 2011, the Company had purchases from these four vendors that collectively represented 76% of total purchases and 74% of the total outstanding accounts payable at December 31, 2011.  For the year ended December 31, 2010, the Company had purchases from these four vendors that collectively represented 80% of total purchases and 73% of the total outstanding accounts payable at December 31, 2010.  The same single vendor represented 27% and 30% of the total purchases for the years ended December 31, 2011 and 2010, respectively.  Loss of this certain vendor could have a material adverse effect on our operations.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Fair Value of Financial Instruments - The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued expenses, line of credit and long term debt.  The carrying value of the short term financial instruments approximates their fair values at December 31, 2011 and 2010, due to their short-term maturities.  The carrying value of the Company’s long-term debt approximates its fair value, net of a discount related to a final payment to be made on the due date which is equal to two percent of the original loan amount.

Stock-Based Compensation - The Company records the fair value of all stock-based compensation awards in its consolidated financial statements.  The terms and vesting schedules for stock-based awards vary by type of grant and generally vest based on the passage of time.  The fair value of stock options and warrants is calculated using the Black-Scholes option-pricing model and the expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.

Employee Stock Ownership Plan (ESOP) - The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity.  Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.    As shares of common stock acquired by the ESOP are committed to be released to each employee, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.

Comprehensive Income — Comprehensive income (loss) consists of net income and accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income.  Comprehensive income (loss) for the years ended December 31, 2011 and 2010, respectively, is equal to the net loss reported.

Earnings (Loss) per Common Share - Basic earnings (loss) per share are computed by dividing the earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

For the years ended December 31, 2011 and 2010, respectively, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

Potential dilutive securities consist of:

	December 31,
	2011	2010

Convertible preferred stock	1,816,289	400,955
Warrants to purchase common stock	429,298	429,298
Options to purchase common stock	701,963	461,253

Total potentially dilutive securities	2,947,550	1,291,506

The weighted average basic and diluted shares for the years ended December 31, 2011 and 2010, exclude the ESOP shares that have not been committed to be released of 664,138 and 774,822, respectively.

Income Taxes - The Company accounts for income taxes using the asset and liability method.  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized as deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

The Company determined that there were no material liabilities for tax benefits for past years and the current period.  The Company has determined that any future interest accrued, related to unrecognized tax benefits, will be included in interest expense.  In the event the Company must accrue for penalties, they will be included as an operating expense.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Reclassifications - Certain amounts in the prior period consolidated financial statements and related notes thereto have been reclassified to conform to the current period presentation.

During 2011, the Company noted that cumulative dividends on preferred stock had not been reflected in prior years and interim periods as the effect of such dividends had been clearly immaterial.  For the Company’s 2011 reporting periods, the Company has noted that such dividends are material to the determination of earnings per share due to additional preferred stock issuances during the year.  To conform to the current presentation disclosure, the Company has elected to present the cumulative dividends for the year ended December 31, 2010, as an increase to net loss in determining net loss available to common shareholders in the presentation of earnings per share in its consolidated statements of operations to reflect the immaterial impact of such dividends.  Total cumulative preferred dividends for the year ended December 31, 2010 totaled $79,570, and had minimal impact on the Company’s net loss per share.

Furthermore, the Company has elected to reclassify the effect of cumulative dividends on preferred stock as a credit to preferred stock and a debit to the accumulated deficit.  Cumulative preferred dividends totaling $130,738 for the year ended December 31, 2010 were reclassified.  The Company has also elected to present preferred stock in the equity section at its issuance value instead of par value.  The Company has reflected the issuance value of the preferred shares by reclassifying $1,354,999 from additional paid-in capital to preferred stock as of December 31, 2010.

The effect of these reclassifications on the Company’s consolidated balance sheet as of December 31, 2010 is as follows.  For clarification purposes only, the effect of the exchange of the shares related to the Merger have been in included in this table:

	December 31, 2010
		Reclassification	Exchange of	As previously
	As reclassified	Adjustments	Shares	reported

Preferred stock	$1,485,738	$1,485,737	$-	$1
Common stock	5,081	-	(31,668)	36,749
Additional paid-in capital	8,238,995	(1,354,999)	31,668	9,562,326
Accumulated deficit	(11,576,776)	(130,738)	-	(11,446,038)
Unearned ESOP shares	(1,023,563)	-	-	(1,023,563)

Total stockholders’ deficit	$(2,870,525)	$-	$-	$(2,870,525)

Restatements - The Company previously determined that its consolidated financial statements as of and for the year ended December 21, 2010 contained errors related to the classification between current and long term assets for deferred costs and current and long term liabilities for unearned revenue on the consolidated balance sheet; and the presentation of the cash payments for an acquisition on the consolidated statement of cash flows. The Company restated these amounts in a Form 10-K/A Amendment No. 1 for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission on December 22, 2011.

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that provides a consistent definition of fair value and common requirements of and disclosure about fair value between GAAP and International Financial Reporting Standards (“IFRS”).  The guidance states the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets.  Enhanced disclosure requirements will require companies to disclose quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements for recurring Level 3 fair value measurements.  For assets and liabilities not recorded at fair value but where fair value is disclosed, companies must report the level in the fair value hierarchy of assets and liabilities.  This new guidance is effective for interim and annual periods beginning January 1, 2012, and the Company does not anticipate a material impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity.  In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers specific requirements to present reclassification adjustments for each component of accumulated other comprehensive income.  ASU 2011-05 will be retroactively effective for the Company in the first quarter of 2012.  This adoption will not have a material effect on the consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  ASU 2011-08 will be effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  This adoption will not have a material effect on the consolidated financial statements.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 3 – ACQUISITION OF CMAC

On December 31, 2010, pursuant to a Stock Purchase Agreement (the “Purchase Agreement”), the Company acquired all of the issued and outstanding shares of CMAC, a logistics consulting and systems integration provider focused on delivering operational and technical supply chain solutions, headquartered in Alpharetta, Georgia.  CMAC offers complementary professional services in similar markets as DecisionPoint, and as such, the acquisition is expected to provide more professional services and software revenue to the Company, consistent with the Company’s long term plan.  In addition, CMAC's strong presence in the southeast expands DecisionPoint’s presence in this important and growing region of the United States.

The purchase price of $3,150,000 consisted of $2,205,000 in cash and 452,097 unregistered shares of the Company's common stock, valued at $945,000.  The shares were issued on December 31, 2010, and the cash portion of the purchase price is included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet as of December 31, 2010.  The cash was transferred on January 3, 2011.  The transaction was accounted for using the purchase method of accounting and the operating results for CMAC have been consolidated into the Company’s results of operations beginning on January 1, 2011. The Company acquired gross accounts receivable of $1,651,845 with an allowance for doubtful accounts of $30,000 resulting in a fair value of $1,621,845.

The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair market values on the acquisition date.  The following table summarizes the fair value of the CMAC assets acquired and liabilities assumed:

Cash	$185,865
Accounts receivable	1,621,845
Intangible assets	2,729,000
Goodwill	648,201
Other assets	101,157

Total assets	5,286,068

Accounts payable and other liabilities	(2,136,068)
$3,150,000

The fair value of the intangible assets and the estimated useful lives over which they are being amortized are:

	Fair Value	Estimated Useful life

Customer relationships	$1,670,000	9 years
Contractor and resume databases	675,000	5 years
Tradename	310,000	5 years
Internal use software	74,000	2 years

	$2,729,000

The transaction resulted in a purchase price allocation of $648,201 to goodwill, representing the financial, strategic and operational value of the transaction to DecisionPoint.  Goodwill is attributed to the premium that the Company was willing to pay to obtain the value of the CMAC business and the synergies created with the integration of key components of a commercial infrastructure.  The total amount of the goodwill acquired is deductible for tax purposes.

Pro Forma Financial Information:

The following table summarizes the Company’s unaudited consolidated results of operations for the year ended December 31, 2010 as if the CMAC acquisition had occurred on January 1, 2010 (000’s except per share data):

Net sales	$66,492
Net loss	$(2,260)

Net loss per share - basic and diluted	$(0.58)

Included in the pro forma consolidated results of operations for the year ended December 31, 2010 are the following significant items: (i) amortization of intangible assets of $579,000 (ii) depreciation of fixed assets acquired of $19,000 and (iii) a net decrease in interest expense of $105,000.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the CMAC acquisition been completed as of the beginning of the period presented, nor should it be taken as indicative of the Company’s future consolidated results of operations.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31,
	2011	2010

Computer equipment	$144,917	$199,192
Office furniture and fixtures	84,097	87,018
Leasehold improvements	44,184	27,749
Total property and equipment	273,198	313,959

Less accumulated depreciation and amortization	(174,264)	(213,889)

Property and equipment, net	$98,934	$100,070

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2011 and 2010, totaled $45,327 and $31,702, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and 2010 are as follows:

Balance as of January 1, 2010	$4,860,663
Acquisition of CMAC	648,201

Balance as of December 31, 2010	5,508,864
Adjustment to goodwill related to CMAC	29,602

Balance as of December 31, 2011	$5,538,466

As of December 31, 2011 and 2010, respectively, the Company’s intangible assets and accumulated amortization consist of the following:

	2011
		Accumulated
	Gross	Amortization	Net

Customer relationships	$1,670,000	$279,000	$1,391,000
Contractor and resume databases	675,000	135,000	540,000
Tradename	310,000	64,000	246,000
Internal use software	74,000	37,000	37,000

	$2,729,000	$515,000	$2,214,000

	2010
		Accumulated
	Gross	Amortization	Net

Customer relationships	$1,670,000	$-	$1,670,000
Contractor and resume databases	675,000	-	675,000
Tradename	310,000	-	310,000
Internal use software	74,000	-	74,000

	$2,729,000	$-	$2,729,000

The intangible assets were purchased on December 31, 2010, and therefore, no amortization expense was recorded for the year ended December 31, 2010.  Amortization is calculated over the estimated useful lives of the assets on a straight line basis for internal use software and contractor and resume databases, and on an accelerated basis for customer relationships and trade name.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Based on the current amount of intangibles subject to amortization, estimated amortization expense in the next five years and thereafter, is as follows:

Year	Amount

2012	$620,000
2013	563,000
2014	454,000
2015	356,000
2016	109,000
Thereafter	112,000

Total	$2,214,000

NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2011	2010

Salaries and benefits	$1,633,111	$1,364,636
Accrued purchase price for CMAC acquisition	-	2,205,000
Interest payable	58,479	111,881
Professional fees	80,490	69,788
Vendor purchases	300,834	749,852
Sales tax payable	229,565	176,744
Other fees and expenses	111,809	203,915

Total accrued expenses and other current liabilities	$2,414,288	$4,881,816

NOTE 7 – LINE OF CREDIT

The Company has a $10.0 million line of credit which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement (the “Loan Agreement”).  Under the Loan Agreement as amended, the lender has also provided the Company with a term loan as discussed at Note 8.  The Loan Agreement is secured by substantially all the assets of the Company and had an original maturity date of February 15, 2013.  As of March 31, 2011 and June 30, 2011, the Company was not in compliance with the fixed charge ratio covenant in the Loan Agreement and the lender issued a waiver in regards to the non-compliance with such covenant for an additional charge of $62,500 plus legal fees of approximately $15,000, payable immediately.  Such amounts have been reflected as additional interest expense in the consolidated statements of operations for the year ended December 31, 2011.  On May 20, 2011, pursuant to a Consent and Amendment to Loan and Security Agreement (the “Amendment”), the Loan Agreement was amended to accelerate the maturity date to April 30, 2012.

On September 27, 2011, pursuant to a Limited Waiver and Amendment to Loan and Security Agreement, the Loan Agreement was amended and certain covenants were replaced or modified resulting in the Company being in full compliance at December 31, 2011.  In addition, the maturity date was extended to February 28, 2013.

As of December 31, 2011 and 2010 the outstanding balance on the line of credit was approximately $4.0 million and $4.4 million, respectively, and the interest rate was 7.5%.  The line of credit has a certain financial covenant and other non-financial covenants.  The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the Loan Agreement.  No letters of credit were outstanding as of December 31, 2011 and 2010.  Availability under the line of credit based on qualified collateral was $5.0 million as of December 31, 2011.

For the years ended December 31, 2011 and 2010, the Company’s interest expense, including fees paid to secure lines of credit, totaled approximately $357,000 and $370,000, respectively.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 8 – LONG TERM DEBT

Long term debt as of December 31, 2011 and 2010, consists of the following:

	Balance		Note		Amortization of Note	Conversion	Balance
	January 1, 2011	Additions	Discount	Payments	Discount	to equity	December 31, 2011

Term loan	$3,000,000	$-	$-	$(1,000,000)	$-	$-	$2,000,000
Note discount	(60,000)				30,160		(29,840)
Bank term loan, net	2,940,000	-	-	(1,000,000)	30,160	-	1,970,160

Senior subordinated secured note	-	4,000,000	-	-	-	(4,000,000)	-

Total debt	$2,940,000	$4,000,000	$-	$(1,000,000)	$30,160	$(4,000,000)	1,970,160

Less current portion							(1,000,000)

Debt, net of current portion							$970,160

	Balance		Note		Amortization of Note	Conversion	Balance
	January 1, 2010	Additions	Discount	Payments	Discount	to equity	December 31, 2010

Term loan	$-	$3,000,000	$-	$-	$-	$-	$3,000,000
Note discount	-	-	(60,000)	-	-	-	(60,000)
Bank term loan, net	-	3,000,000	(60,000)	-	-	-	2,940,000

Bridge notes	210,000	-	-	(210,000)	-	-	-

Subordinated convertible debt - June 2009	250,000	-	-	(125,000)		(125,000)	-
Note discount	(114,583)	-	-	-	114,583	-	-
Subordinated debt, net	135,417	-	-	-	-	-	-

Senior subordinated notes	2,500,000	-	-	(2,500,000)	-	-	-
Note discount	(361,726)	-	-	-	361,726	-	-
Senior subordinated notes, net	2,138,274	-	-	-	-	-	-

Total debt	$2,483,691	$3,000,000	$(60,000)	$(2,835,000)	$476,309	$(125,000)	2,940,000

Less current portion							(1,000,000)

Debt, net of current portion							$1,940,000

The Company’s debt is recorded at par value adjusted for any unamortized discounts.  Discounts and costs directly related to the issuance of debt are capitalized and amortized over the life of the debt using the effective interest rate method and is recorded in interest expense in the accompanying consolidated statements of operations.  Unamortized deferred financing costs of approximately $89,500 and $91,900, are included in other assets in the accompanying consolidated balance sheets as of December 31, 2011 and December 31, 2010, respectively.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010

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

The Term Loan is secured by substantially all of the assets of the Company.  The Loan Agreement includes various customary covenants, limitations and events of default.  Pursuant to the Amendment, the Company was, among other requirements, to maintain a minimum fixed charge ratio increasing from at least 1.10 to 1.00 in the first quarter of 2011.  This requirement was amended to a fixed charge ratio at least 1.75 to 1.00 over the life of the Term Loan.  The Loan Agreement also maintains certain additional affirmative and negative covenants, including minimum tangible net worth and limitations on incurring additional indebtedness.  As discussed in Note 7, as of March 31, 2011 and June 30, 2011, the Company was not in compliance with the fixed charge ratio covenant in the agreement.  On May 20, 2011, the lender issued a waiver in regards to the non-compliance with such covenant amended the Loan Agreement for an additional charge of $62,500 plus legal fees of approximately $15,000.

On September 27, 2011, pursuant to a Limited Waiver and Amendment to Loan and Security Agreement, the Loan Agreement was amended and certain covenants were replaced or modified resulting in the Company being in full compliance at September 30, 2011.  In addition, the maturity date was extended to the earlier of the maturity of the line of credit (see Note 7) or December 1, 2013, the original maturity of the Term Loan and the principal is due in equal installments with no balloon payment.

Senior Subordinated Secured Note - On May 18, 2011, the Company entered into a Note Purchase Agreement (the “Purchase Agreement”), pursuant to which the Company issued a $4,000,000 Senior Subordinated Secured Note (the “Note”).  Principal and interest at a rate of 12% was originally due and payable on August 31, 2011.  Pursuant to the Purchase Agreement, on June 15, 2011, the consummation date of the Merger, the maturity date of the Note was extended to May 31, 2012, and the interest rate was increased to 24% retroactive to the issuance date.  Total cash received under the Purchase Agreement was approximately $3,700,000, net of fees.  In conjunction with and as a condition of the Purchase Agreement, the Company and the Note holder entered into an advisory services agreement pursuant to which the Company paid $150,000 in cash on the effective date of the agreement and $80,000 in cash upon consummation of the Merger.  Upon the consummation of the Merger on June 15, 2011, the Company issued 25,000 common shares as settlement of the $80,000 cash payment.  The fair value of the common shares of $2.30 or $57,500 was recorded as equity, and the difference of $22,500 was included as a reduction in the loss on debt extinguishment as described below.

On June 30, 2011, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with the Note holder pursuant to which the Company issued 1,286,667 shares of its Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) with a fair value of $3.73 per share, or $4,799,268, in exchange for the surrender and cancellation of the Note and payment of accrued interest of $117,333.  In connection with the Exchange Agreement, the Company also issued 505,000 shares of common stock on June 30, 2011, with a closing market price of $2.30 per share, or $1,161,500, for no additional consideration.  In addition, the Note holder received protective anti-dilution rights which entitles it to receive additional shares if at any time the Company is required, pursuant solely to the Merger Agreement as described Note 1, to issue additional shares of common stock to its shareholders as is necessary for the Note holder to maintain the same beneficial ownership percentage, on a fully diluted basis, as they had before any such additional shares were issued.  On September 30, 2011, pursuant to these protective anti-dilution rights, the Company issued 105,700 shares with a value of  $243,110.  The shares were valued at $2.30 per share, the closing price of the Company’s common stock on June 30, 2011.  The expense related to the issuance of the shares was recorded as a loss on debt extinguishment in the accompanying consolidated statements of operations for the year ended December 31, 2011.

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

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010

In conjunction with the Exchange Agreement, the Company also entered into an agreement between the Company, the Note holder, and the Company’s Chief Financial Officer, (“CFO”).  Pursuant to this agreement, the Company issued 128,667 shares of Series C Preferred and 49,000 shares of common stock to the CFO as settlement of $400,000 of accrued expenses and $11,733 of accrued interest owed to the CFO.  In addition, the CFO was issued shares of common stock in an amount equal to an aggregate of ten percent (10%) of any additional shares of common stock issued to the Note holder as described above.  The Company expensed $23,920 for the issuance of an additional 10,400 common shares to the CFO.  The shares were valued at $2.30 per share, the closing price of the Company’s common stock on June 30, 2011.  The expense related to the issuance of the shares was recorded as a loss on debt extinguishment in the accompanying consolidated statements of operations for the year ended December 31, 2011.  In conjunction with Exchange Agreement the interest rate on the balance of the payable to the CFO was reduced to 12% per annum (See Note 15) until such time as the annual dividend rate on the Series C Preferred is increased to 12% and 20% per annum as defined, at which time the interest rate on the amount payable shall be increased to 16% and 25%, respectively.

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

The loss was the result of the difference between the fair value of the consideration given and the carrying value of the senior subordinated secured note extinguished, as follows:

Fair value of consideration tendered in extinguishment
Series C Preferred	$5,279,195
Common stock	1,331,700
Expense related to issuance of anti-dilution shares	267,030
Expenses related to senior subordinated secured note	396,298
7,274,223
Carrying value of debt extinguished
Senior subordinated secured note and related accrued interest	4,117,333
Related party accounts payable and accrued interest	411,733
Advisory services payable related to senior subordinated secured note	80,000
4,609,066

Total loss on extinguishment of debt	$2,665,157

Bridge Notes - In June 2007, the Company issued subordinated debt (“Bridge Notes”) totaling $1,000,000 to certain members of management and an outside Director. Concurrent with the completion of the Merger, $415,000 of principal was exchanged for 114,756 shares of Convertible Series A Preferred Stock.  The remaining Bridge Notes were fully paid in cash in 2010.

Subordinated Convertible Debt - June 2009 – Immediately following the completion of the Merger in June 2009, pursuant to a Securities Purchase Agreement, the Company issued a convertible subordinated debenture (the “Note”) with a face value of $250,000, net of an Original Issue Discount of 10% and issuance costs of $32,500 with net proceeds totaling $192,500.  During 2010, the holder converted $125,000 of the principal balance into 57,609 shares of the Company’s common stock.  The remaining $125,000 was paid in cash.

Senior Subordinated Notes - On December 16, 2009, the Company entered into a Securities Purchase Agreement (”Financing Agreement”) with four purchasers pursuant to which it issued $2,500,000 of non-convertible senior secured promissory notes (the “Notes”).  The Notes bear interest at a rate of 15% per annum and matured on May 31, 2011.  On December 31, 2010, in conjunction with the acquisition of CMAC and the Term Loan financing, the Company paid the remaining principal and interest on the Notes.  Prepayment penalties totaled approximately $125,000.  All unamortized deferred financing costs and note discounts were charged to interest expense at that time.

For years ended December 31, 2011 and 2010, the Company’s interest expense related to the above debt, including all extension and commitment fees, totaled $524,000 and $1,379,000, respectively. Amounts owed to related parties have been excluded and are included in Note 15 - Related Parties.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 9 - INCOME TAXES

The provision for income taxes for the years ended December 31, 2011 and 2010 is as follows (all amounts are approximate):

	December 31,
	2011	2010
Current income tax expense (benefit):
Federal	$-	$(257,000)
State	18,000	6,000
	18,000	(251,000)
Deferred income tax expense (benefit):
Federal	(294,000)	(437,000)
State	12,000	-
	(282,000)	(437,000)

Valuation allowance	364,000	767,000

Income tax expense	$100,000	$79,000

The Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010

Allowance for doubtful accounts	$86,000	$86,000
Inventory reserve and uniform capitalization	76,000	75,000
Accrued expenses and other liabilities	170,000	373,000
Unearned revenue	992,000	802,000
Net operating loss carryforward	-	1,245,000
Valuation allowance	(1,324,000)	(2,526,000)
Deferred tax assets - current	-	55,000

Other assets	4,000	4,000
Property and equipment	7,000	4,000
Intangibles	178,000	2,000
Net operating loss carryforward	1,671,000	-
Valuation allowance	(1,860,000)	(10,000)
Deferred tax assets - long term	-	-

Total net deferred tax asset	$-	$55,000

Goodwill	(18,000)	-

Total net deferred tax liability	$(18,000)	$-

A reconciliation of the United States statutory income tax rate to the effective income tax rate for the years ended December 31, 2011 and 2010 is as follows:

	December 31, 2011		December 31, 2010
	Amount	Rate (%)	Amount	Rate (%)
Tax at the Federal statutory rate	$(1,723,000)	34.0	$(724,000)	34.0
State taxes	18,000	(0.4)	4,000	(0.2)
Permanent differences	1,426,000	(28.2)	270,000	(12.7)
Valuation allowance	364,000	(7.2)	767,000	(36.0)
Miscellaneous	15,000	(0.2)	(238,000)	11.2

Effective tax rate	$100,000	(2.0)	$79,000	(3.7)

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The Company’s deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

The Company has net operating loss carryforwards available in certain jurisdictions to reduce future taxable income.  Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not.  This determination is based on the expectation that related operations will be sufficiently profitable or various tax business and other planning strategies will enable the Company to utilize the net operating loss carryforwards.  The Company’s evaluation of the realizability of deferred tax assets considers both positive and negative evidence.  The weight given to potential effects of positive and negative evidence is based on the extent to which it can be objectively verified.  For the years ended December 31, 2011 and 2010, the Company recorded a valuation allowance related to the temporary items as it was determined it is more likely than not that the Company will not be able to fully use the assets to reduce future tax liabilities.

Pursuant to Internal Revenue Code (IRC) Section 382, annual use of the Company's net operating loss carryforwards may be limited in the event a cumulative change in ownership of more than fifty percent occurs within a three-year period.  The Company has not completed an IRC 382 analysis regarding the limitation of net operating loss carryforwards.  When this analysis is finalized, the Company plans to update its unrecognized tax benefits accordingly.

At December 31, 2011, the Company had no unrecognized tax benefits recorded.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.  The Company will recognize any interest and penalties as a component of income tax expense.

Under the accounting for uncertain tax positions the Company has clarified the recognition threshold and measurement attributes for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return.  The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority.  An uncertain tax position will not be recognized if it has a less than fifty percent likelihood of being sustained.

The Company continues to remain subject to examination by U.S. federal authority for the years 2009 through 2011 and for various state authorities for the years 2009 through 2011, with few exceptions.  For the years ended December 31, 2010 and 2011, there was no recognition of material uncertain tax positions required.

The Company is subject to U.S. federal income tax as well as income taxes in various state jurisdictions.

NOTE 10 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue two classes of stock designated as common stock and preferred stock.  As of December 31, 2011, the Company is authorized to issue 110,000,000 total shares of stock.  Of that amount, 100,000,000 shares shall be common stock, each having a par value of $0.001.  The remaining 10,000,000 shares shall be preferred stock, each having a par value of $0.001.  After the Merger and the issuance of the additional Merger shares (See Note 1), there were 7,421,721 shares of common stock issued and outstanding, and 269,608 and 131,347 shares of the Company's Series A and Series B Cumulative Convertible Preferred Stock issued and outstanding, respectively.  Subsequent to the closing, the Company designated 5,000,000 shares of Series C Cumulative Convertible Preferred Stock.

(a) Cumulative Convertible Preferred Stock

A summary of preferred stock outstanding as of December 31, 2011 is as follows:

Description	Amount

Series A Preferred, $0.001 par value per share, 500,000 shares designated,
269,608 shares issued and outstanding, liquidation preference of $975,000
plus cumulative dividends of $207,168	$1,182,168
Series B Preferred, $0.001 par value per share, 500,000 shares designated,
131,347 shares issued and outstanding, liquidation preference of $380,000
plus cumulative dividends of $31,969	411,969
Series C Preferred, $0.001 par value per share, 5,000,000 shares designated,
1,415,334 shares issued and outstanding, liquidation preference of $9,058,114
plus imputed dividends of $196,426	4,725,492

Total convertible preferred stock	$6,319,629

The stated value of the Series A Preferred and Series B Preferred is $4.00 per share and $3.20 per share, respectively, which approximates its fair value.  The stated value of the Series C Preferred is $3.20 per share and the estimated fair value at the time of issuance on June 30, 2011, was $3.73 per share.  The stated value of the Series C Preferred is included in Cumulative Convertible Preferred Stock and the difference between the stated value and the estimated fair value is included in additional paid-in capital in the accompanying balance sheet as of December 31, 2011.  The rights, preferences, privileges and restrictions of the Series A, Series B, and Series C Preferred Stock (collectively, the “Preferred Stock”) are set forth in the Company’s Amended and Restated Certificate of Incorporation, and are summarized as follows:

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010

Dividends - The holders of the Series A and Series B Preferred Stock shall be entitled to receive, when, as, and if declared by the Board of Directors, dividends at an annual rate of 8% of the stated value. The stated value of the Series A Preferred is $4.00 per share and the stated value of the Series B Preferred is $3.20 per share.  Dividends shall be cumulative and shall accrue on each share of the outstanding Preferred Stock from the date of its issue.  The holders of the Series C Preferred shall be entitled to receive when and as declared by the Board of Directors, cumulative dividends payable per share in arrears, on March 31, June 30, September 30 and December 31 of each year in the form of cash or preferred stock, at the election of a majority in interest of the Series C Preferred Stock.  The dividend rate, as adjusted from time to time on each share of Series C Preferred  shall be as follows: 8% per share per annum on the stated value of $3.20 per share for the period from the date of its issue through the last day of the sixteenth (16th) month after the date of its issue; 12% per share per annum on the stated value commencing on the first day of the seventeenth (17th) month through the last day of the thirtieth month (30th) after the date of its issue; and 20% per share per annum on the stated value for each dividend period thereafter commencing on the first day of the thirty-first (31st) month after the date of its issue.  Notwithstanding the foregoing, if at any time a breach event (as defined in the Company’s Articles of Incorporation) occurs, then the dividend rate shall be 20% per annum on the stated value for each dividend period or part thereof in which a breach event has occurred or is outstanding.  The Series C Preferred shall, with respect to dividend rights, rank senior to all classes and series of the Company’s common stock and pari passu with the Company’s Series A and Series B Preferred Stock.

Pursuant to the dividend rights of the holders of the Series C Preferred, the Company has accrued for cash dividends payable due as of December 31, 2011, in the amount of $90,582.  This amount is included in accounts payable on the accompanying consolidated balance sheet as of December 31, 2011.  Imputed dividends relating to the implied discount resulting from the difference between the stepped dividend rate and the perpetual dividend rate of 20% for the Series C Preferred beginning January 1, 2014 total $196,426 and are included as an adjustment to retained earnings and preferred stock in the accompanying financial statements.

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

Issuance Activity

On June 30, 2011, in conjunction with the Exchange Agreement described in Note 8, the Company issued 1,286,667 shares of Series C Preferred in exchange for the surrender and cancellation of a Senior Subordinated Secured Note in the amount of $4,000,000 and related accrued interest of $117,333.  In addition, the Company issued 128,667 shares of Series C Preferred as payment of $400,000 of accounts payable plus related accrued interest of $11,733 to its CFO.

(b) Common Stock

On June 15, 2011, pursuant to the Merger Agreement, 2,186,869 shares of common stock were deemed issued to the Comamtech shareholders in exchange for the net assets acquired.

On June 15, 2011, pursuant to a services agreement, the Company issued 39,063 common shares with a value of $100,000 to a vendor.  The shares were recorded as a prepaid expense which is being amortized over the twelve month service period of the contract.

On June 30, 2011, pursuant to the Exchange Agreement described in Note 8, the Company issued 505,000 and 49,000 shares to the Note holder and the CFO, respectively.  The shares were valued at $1,161,500 and $112,700, respectively, and are included in the loss on debt extinguishment in the accompanying consolidated statement of operations for the year ended December 31, 2011.

On September 30, 2011, the Company issued 116,100 shares of common stock with a value of $267,029 in connection with the Exchange Agreement as described in Note 8.  In addition, on September 30, 2011, the Company issued 26,906 shares of common stock with a value of $57,850 to Robert Chaiken, a Director of the Company, in exchange for services rendered in connection with the negotiation of the Transfer Agreement with Empresario as described in Note 1.

In conjunction with and as a condition of the Purchase Agreement described in Note 8, the Company issued 25,000 common shares as settlement of the $80,000 to be paid in cash as an advisory fee.  The shares were valued at $2.30 per share, or $57,500, and the difference of $22,500 was recorded as an offset to the loss on debt extinguishment in the accompanying consolidated statement of operations for the year ended December 31, 2011.

In conjunction with the Merger, as discussed in Note 8 the Company issued 153,883 shares of common stock valued at $353,931 as a finders’ fee.  On November 8, 2011, the Company and the finder entered into agreement pursuant to which the finder returned all of the aforementioned shares of the Company’s stock in exchange for $250,000 in cash.  The value of the shares on the date of the agreement was $1.33 and as such, $204,664, has been recorded as treasury stock for accounting purposes.  The remaining $45,336 has been reflected as a charge in selling, general and administrative expense in the accompanying statement of operations for the year ended December 31, 2011.

On June 23, 2010, the Company issued 57,609 shares of common stock upon the conversion of $125,000 of principal by the holder of the June 2009 subordinated convertible debt (Note 8).  In addition, the holder exercised 69,130 warrants pursuant to a cashless exercise resulting in the issuance of 18,547 common shares based on the 10-day trailing average price of the Company’s common stock.  To induce the holder to exercise the warrants, the Company issued an additional 29,844 shares of common stock to the holder.  The shares were valued at $77,707, based on the closing price of the stock on the day prior to the transaction and are recorded in other expense in the accompanying consolidated statement of operations for the year ended December 31, 2010.

During the year ended December 31, 2010, the Company issued 139,799 shares of common stock in exchange for services provided over various contract periods.  The shares were valued based on the share price on the date of their respective agreements.  Total cost related to these shares was $350,520.

During the year ended December 31, 2010, the Company issued 415,002 shares of common stock upon the exercise of employee stock options.  Total cash received was $623,532. No options were exercised during the year ended December 31, 2011.

On December 31, 2010, the Company issued 452,097 shares of common stock valued at $945,000 as part of the purchase price of CMAC.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010

(c) Warrants

The following table summarizes information about the Company’s outstanding common stock warrants as of December 31, 2011:

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

NOTE 11 - ESOP PLAN

In December 2003, the Company formed an Employee Stock Ownership Plan (the “ESOP”) and loaned the ESOP $1,950,000 (the “ESOP Note”) that the ESOP Trust (“Trust”) used to acquire 1,128,558 shares of the of the Company’s stock from its former stockholder for $1,300,000 and 564,195 shares from the Company for $650,000.  The ESOP Note bears interest at a rate of 5.25% with annual principal and interest payments and has a 15-year term.  The amount owed to the Company under the Note as of December 31, 2011 and 2010, was $898,802 and $1,023,563, respectively.  The ESOP Note is reflected in the accompanying consolidated balance sheet as unearned ESOP shares in stockholders’ deficit.

The ESOP covers all non-union employees.  Employees are eligible to participate in the Plan after three months of service.  Plan participants start vesting after two years of participation and are fully vested after six years of participation.  ESOP contributions are determined annually by the Board of Directors, and are a minimum $130,000 per year, to repay the ESOP Note held by the Company.  The Company’s contribution expense for the year ended December 31, 2011, was $178,498 representing $124,761 for the ESOP principal payment and $53,737 for the ESOP interest.  The Company’s contribution expense for the year ended December 31, 2010 was $178,498 representing $118,538 for the ESOP principal payment and $59,960 for the ESOP interest.  The ESOP Note is secured by the unallocated Company stock held by the Trust.

ESOP shares are allocated to individual employee accounts as the loan obligation of the ESOP to the Company is reduced.  As of December 31, 2011, the ESOP held 664,138 shares of unallocated Company stock and 1,028,615 shares of allocated Company stock.  As of December 31, 2010, the ESOP held 774,788 shares of unallocated Company stock and 917,965 shares of allocated Company stock.  Compensation costs relating to shares released are based on the fair value of shares at the time they are committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  Dividends received on ESOP shares are allocated based on shares held for the benefit of each participant and used to purchase additional shares of stock for each participant.  The Company has not received any dividends since the inception of the plan.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for 2011 and 2010 was approximately $236,000 and $272,000, respectively.  For 2011 and 2010, the fair value of the shares was $2.20 and $2.46 per share, based on the average of the daily market closing share price.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010

ESOP shares as of December 31, 2011and 2010 were as follows:

	December 31,
	2011	2010

Allocated shares	917,965	807,281
Shares committed for allocation	110,684	110,684
Unallocated shares	664,104	774,788
Total ESOP shares	1,692,753	1,692,753

The fair value of the unallocated shares at December 31, 2011 and 2010, was approximately $498,000 and $1,513,000, based on the closing share price of the Company’s common stock of $0.75 and $1.95, respectively.

NOTE 12 - STOCK OPTION PLAN

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

A summary of the status of the Plans as of December 31, 2011, and information with respect to the changes in options outstanding is as follows:

	Options		Weighted - Average	Aggregate
	Available	Options	Exercise	Intrinsic
	for Grant	Outstanding	Price	Value

January 1, 2011	932,859	67,141	$3.57
Granted	(224,344)	224,344	2.17
Exercised	-	-	-
Assumed pursuant to Merger	(461,261)	461,261	1.71
Forfeited	50,783	(50,783)	(1.90)
December 31, 2011	298,037	701,963	$2.02	$-

Exercisable options at December 31, 2011		457,303	$1.94	$-

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010

The following table summarizes information about stock options outstanding as of December 31, 2011;

		Weighted-			Weighted-
Range of		Average Remaining	Weighted- Average		Average Remaining	Weighted- Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$1.33 - 2.03	422,728	3.36	$1.68	407,491	3.3	$1.67
$2.06 - 4.34	264,949	8.36	2.28	35,526	1.57	3.03
$7.00	14,286	0.98	7.00	14,286	0.98	7.00

Total	701,963	5.20	$2.02	457,303	3.09	$1.94

The total intrinsic value of awards exercised during the year ended December 31, 2010 was $173,000.  No awards were exercised during the year ended December 31, 2011.  The total fair value of awards vested for the years ended December 31, 2011 and 2010 was $32,537 and $38,332, respectively.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period.  The fair value of options granted to employees during the year ended December 31, 2011, was $287,171 (no options were granted during the year ended December 31, 2010).  The fair values were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected term	3.84 years
Expected volatility	77.49%
Dividend yield	0%
Risk-free interest rate	1.55%

Due to the limited time that the Company’s common stock has been publicly traded, management estimates expected volatility based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including: industry, size and financial leverage.  The expected term of the awards represents the period of time that the awards are expected to be outstanding.  Management considered expectations for the future to estimate employee exercise and post-vest termination behavior.  The Company does not intend to pay dividends in the foreseeable future, and therefore has assumed a dividend yield of zero.  The risk-free interest rate is the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term of the awards.

The Company has experienced very few forfeitures and, as such, compensation expense for stock-based awards does not include an estimate for forfeitures.

Employee stock-based compensation costs for the years ended December 31, 2011 and 2010, was $71,022 and $38,437, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.  As of December 31, 2011, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was $256,526 which is expected to be recognized over a weighted-average vesting period of 4.29 years.

The weighted-average fair value on the grant date of options granted to employees during the year ended December 31, 2011 was $2.17.  The Company did not grant any stock options during 2010.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its office and warehouse facilities under various operating leases.   Its corporate headquarters and sales operations, including sales administration, software development, depot operation and the financial management are located in Foothill Ranch, California where the Company leases 7,500 square feet of office space.  The Company had sub-leased this facility from an affiliate at a monthly rental expense of $11,763, which expired in July 2011 and the Company renewed the lease on the same terms and conditions for an additional year with the building’s landlord (an unrelated third party).

In addition, the Company has a lease for 4,100 square feet in Shelton, Connecticut for its East coast sales and operations which expires in April 2015.  The Company also leased 4,000 square feet in Middlesex, New Jersey for its east coast depot operation which expired in September 2011.  On August 31, 2011, the Company signed a lease for 6,800 square feet in Edison, New Jersey, for 37 months at $5,500 per month, and moved to the new location on November 1, 2011.  The Company has a sales and administrative office located in Alpharetta, Georgia where it leases 4,330 square feet for general office purpose.  The lease expires in April 2015.  In addition, the Company has a lease for 4,800 square feet in Alpharetta, Georgia for its technology lab center which expires in April 2012.

Rent expense for the years ended December 31, 2011 and 2010, was $378,000 and $291,000, respectively.

The aggregate remaining future minimum payments under these leases expiring after December 31, 2011, are as follows:

Years ending December 31:	Amount

2012	$236,782
2013	222,580
2014	219,975
2015	58,232

$737,569

Contingencies - The Company is not a party to any material pending legal proceedings other than ordinary routine litigation incidental to the business; the outcome of which the Company believes will not have a material adverse effect on the business, financial condition, cash flows or results of operations.  These matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

The Company is subject to the possibility of various loss contingencies, including claims, suits and complaints, arising in the ordinary course of business.  The Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss, in determining loss contingencies.  An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated.  The Company regularly evaluates current information available to it to determine whether such accruals should be adjusted and whether new accruals are required.

Under the Company’s bylaws, directors and officers have certain rights to indemnification by the Company against certain liabilities that may arise by reason of their status or service as directors or officers.  The Company maintains director and officer insurance, which covers certain liabilities arising from the obligation to indemnify directors and officers and former directors in certain circumstances.  No material indemnification liabilities were accrued at December 31, 2011.

The Company has two employment agreements with two of our key executive officers.  The agreements do not provide for any material, out of ordinary course of business provisions or benefits.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2011 and 2010

NOTE 14 - PROFIT SHARING PLAN

The Company maintains a 401(k) Profit Sharing Plan (“401k Plan”).  Employees who are 21 years of age and have performed 90 days of service are eligible to participate.  Each year, employees can make salary contributions of up to 25% of their salary.  The Company matches 100% of employee contributions up to 3% of eligible employee compensation and 50% of employee contributions of 3% to 5% for a total of 4% of employee compensation.  Employer contributions to the 401k Plan were $259,000 and $228,000, for the years ended December 31, 2011 and 2010, respectively.

NOTE 15 - RELATED PARTIES

The Company purchases and sells certain products and services from iTEK Services, Inc. (“iTEK”), a privately held company owned by an unrelated ESOP.  iTEK is affiliated with the Company through limited overlapping management and Board representation by the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  During the years ended December 31, 2011 and 2010, the Company purchased products and services for $402,000 and $819,000, respectively, from iTEK.  Sales to iTEK during the years ended December 31, 2011 and 2010, were $4,000 and $436,000, respectively.  The net amounts due to iTEK were $16,000 and $116,000 at December 31, 2011 and 2010, respectively.  These sales to iTEK were at no incremental margin over the Company’s actual cost.  Purchases from iTEK are on similar terms that Company would have received from an unrelated third-party.

The Company has accounts payable to its CEO and its CFO, of $855,000 and $1,225,000 at December 31, 2011 and 2010, respectively, including accrued interest.  The outstanding accounts payable balance accrues interest at 12% per annum, which was reduced from 25% in June 2011. (See Note 10).  The Company incurred interest expense to related parties totaling approximately $275,000 and $464,000, for the years ended December 31, 2011 and 2010, respectively.

As of December 31, 2011 and December 31, 2010, the Company has accrued interest payable to David Rifkin, a Director of the Company, of approximately $0 and $265,000, respectively, from a prior debt issuance which principal has been previously paid.

In December 2010, the Company sold 27,652 shares of its Series B Preferred Stock to Robert M. Chaiken, a Director of the Company.  The shares were sold at the same price as 103,695 additional shares sold to an independent third party.