Form 10-Q
period 2012-03-31
DecisionPoint Systems, Inc.
filed 2012-05-14
CIK 1505611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

The number of shares of common stock, par value $0.001 per share of DecisionPoint Systems, Inc. issued and outstanding as of the close of business on May 14, 2012, were 8,028,908.

DECISIONPOINT SYSTEMS, INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash	$492,665	$365,814
Accounts receivable, net	10,502,251	13,916,787
Other receivable	1,493,512	1,476,285
Inventory, net	963,465	705,757
Deferred costs	3,402,251	3,468,583
Prepaid expenses and other current assets	326,081	408,413
Total current assets	17,180,225	20,341,639

Property and equipment, net	99,016	98,934
Other assets, net	239,892	175,329
Deferred costs, net of current portion	1,878,869	1,800,320
Goodwill	5,538,466	5,538,466
Intangible assets, net	2,065,031	2,214,000
Total assets	$27,001,499	$30,168,688

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,299,573	$9,037,715
Accrued expenses and other current liabilities	1,829,616	2,414,288
Line of credit	1,600,000	4,024,141
Current portion of debt	1,000,000	1,000,000
Due to related parties	909,240	871,508
Unearned revenue	5,742,393	6,756,214
Total current liabilities	21,380,822	24,103,866

Long term liabilities
Unearned revenue, net of current portion	2,578,449	2,509,190
Debt, net of current portion and discount	726,555	970,160
Deferred tax liabilities	22,000	18,000
Interest payable	60,000	60,000
Total liabilities	24,767,826	27,661,216

Commitments and contingencies
	-	-
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,816,289 shares issued and outstanding, including cumulative and imputed preferred dividends of $567,033 and $435,563, and
with a liquidation preference of $10,679,465 and $10,652,275, respectively	6,451,099	6,319,629
Common stock, $0.001 par value, 100,000,000 shares authorized,
8,182,791 issued and 8,028,908 outstanding	8,183	8,183
Additional paid-in capital	14,534,596	14,513,918
Treasury stock, 153,883 shares of common stock	(204,664)	(204,664)
Accumulated deficit	(17,689,567)	(17,230,792)
Unearned ESOP shares	(865,974)	(898,802)
Total stockholders’ equity	2,233,673	2,507,472
Total liabilities and stockholders' equity	$27,001,499	$30,168,688

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2012	2011

Net sales	$17,810,008	$12,800,958

Cost of sales	14,057,351	10,477,349

Gross profit	3,752,657	2,323,609

Selling, general and administrative expense	3,835,008	3,492,975

Operating loss	(82,351)	(1,169,366)

Other expense:
Interest expense	141,621	295,567
Other (income) expense, net	(29,063)	150,114
Total other expense	112,558	445,681

Loss before income taxes	(194,909)	(1,615,047)

Provision for income taxes	41,813	7,628

Net loss	(236,722)	(1,622,675)

Cumulative and imputed preferred stock dividends	(222,054)	(27,100)

Net loss attributable to common shareholders	$(458,776)	$(1,649,775)

Net loss per share -
Basic and diluted	$(0.06)	$(0.38)

Weighted-average shares outstanding -
Basic and diluted	7,392,441	4,333,848

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(236,722)	$(1,622,675)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	159,641	140,417
Amortization of deferred financing costs and note discount	38,074	35,860
Employee stock-based compensation	20,678	74,027
Non-cash interest expense	(17,227)	-
ESOP compensation expense	32,828	31,190
Deferred taxes, net	4,000	-
Changes in operating assets and liabilities:
Accounts receivable	3,414,536	3,151,650
Inventory, net	(257,708)	(251,379)
Deferred costs	(12,217)	248,721
Prepaid expenses and other current assets	82,332	265,111
Other assets	3,758	(6,070)
Accounts payable	1,253,622	(598,117)
Accrued expenses and other current liabilities	(584,672)	(492,615)
Due to related parties	37,732	267,132
Unearned revenue	(944,562)	834,939
Net cash provided by operating activities	2,994,093	2,078,191

Cash flows from investing activities
Capital expenditures	(10,754)	(13,489)
Cash paid for acquisition of CMAC	-	(2,205,000)
Net cash used in investing activities	(10,754)	(2,218,489)

Cash flows from financing activities
(Repayments) borrowings from line of credit, net	(2,424,141)	511,105
Repayment of debt	(250,000)	(250,000)
Cash dividends paid on Series C Preferred	(82,347)	-
Paid financing costs	(100,000)	(33,639)
Net cash (used in) provided by financing activities	(2,856,488)	227,466
Net increase in cash	126,851	87,168
Cash at beginning of period	365,814	315,169
Cash at end of period	$492,665	$402,337

Supplemental disclosure of cash flow information:
Interest paid	$179,780	$142,068
Income taxes paid	$42,836	$625
Supplemental disclosure of non-cash financing activities:
Cumulative and imputed dividends on preferred stock	$222,054	$27,100

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND THE MERGER

Description of Business

DecisionPoint Systems, Inc., (“DecisionPoint”, “Company”) is an enterprise mobility systems integrator that sells and installs mobile computing and wireless systems that are used both within a company’s facilities in conjunction with wireless networks and in the field using carrier-based wireless networks.  These systems generally include mobile computers, mobile application software, and related data capture equipment including bar code scanners and radio frequency identification (“RFID”) readers.  The Company also provides professional services, proprietary and third party software and software customization as an integral part of its customized solutions for its customers.

DecisionPoint Systems, Inc., formerly known as Comamtech, Inc. (“Comamtech”), was incorporated on August 16, 2010, in Canada under the laws of the Ontario Business Corporations Act (“OCBA”).  On June 15, 2011, the Company entered into a Plan of Merger (the “Merger Agreement”) among the Company, its wholly owned subsidiary, 2259736 Ontario Inc., incorporated under the laws of the Province of Ontario, Canada (the “Purchaser”) and DecisionPoint Systems, Inc., a Delaware corporation (“Old DecisionPoint”) incorporated on December 27, 2006, under the laws of the State of Delaware.  Pursuant to the Merger Agreement, under Section 182 of the OCBA, on June 15, 2011 (the “Effective Date”), Old DecisionPoint merged (the “Merger”) into the Purchaser and became a wholly-owned subsidiary of the Company.  In connection with the Merger, the Company changed its name to DecisionPoint Systems, Inc. and the Purchaser changed its name to DecisionPoint Systems International, Inc. (“DecisionPoint Systems International”).  The Company and the DecisionPoint Systems International each reincorporated in the State of Delaware subsequent to the Merger.  Upon completion of the Merger, the Company adopted Old DecisionPoint’s business plan.

Accounting Treatment of the Merger; Financial Statement Presentation

Prior to the Merger, Comamtech was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  The Merger was accounted for as a reverse recapitalization pursuant to the guidance in “SEC’s Division of Corporation Finance Financial Reporting Manual”.  These transactions are considered by the SEC to be capital transactions in substance, rather than business combinations.  The Merger has been accounted for as a recapitalization which resulted in an exchange ratio of one Old DecisionPoint share for every 7.23273 shares of Comamtech common stock outstanding prior to the Merger.  For accounting purposes, Old DecisionPoint is considered to be the acquirer and the surviving entity in the reverse recapitalization.  Accordingly, 2,186,689 shares were deemed issued to the Comamtech shareholders in exchange for approximately $3.9 million of net assets received by the Company. The accompanying historical consolidated financial statements prior to the Merger are those of Old DecisionPoint.

The accompanying unaudited condensed consolidated financial statements present the previously issued shares of Comamtech common stock as having been issued pursuant to the Merger on June 15, 2011, with the consideration received for such issuance being the net assets of Comamtech received in the Merger.  The shares of common stock of the Company issued to Old DecisionPoint’s stockholders in the Merger are presented as having been outstanding since the original issuance of the shares.  Further, the exchange ratio has been retroactively applied to all share, weighted average share, loss per share, and stock option and warrant disclosures.  See Footnote 1 of the Company's audited consolidated financial statements included in the Company's 2011 Annual Report on Form 10-K filed on March 30, 2012, for a comprehensive description of the Merger.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company at the dates and for the periods indicated.  The interim results for the period ended March 31, 2012, are not necessarily indicative of results for the full 2012 fiscal year or any other future interim periods.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary DecisionPoint Systems International.  DecisionPoint Systems International has two wholly-owned subsidiaries, DecisionPoint Systems Group, Inc. (“DPS Group”) and CMAC, Inc. (“CMAC”).  The Company operates in one business segment.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the recorded amounts reported therein.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  The Company evaluates its estimates and assumptions on a regular basis.  The Company uses historical experience and various other assumptions that are believed to be reasonable under the circumstances to form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates and assumptions used in preparation of the unaudited condensed consolidated financial statements.

These unaudited condensed consolidated financial statements have been prepared by management and should be read in conjunction with the audited consolidated financial statements of DecisionPoint Systems, Inc. and notes thereto for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2012.

Liquidity - Although the Company has historically experienced losses, a material part of those losses were from non-cash sources and therefore, have not required funding by external sources.  As part of these losses, the Company has accumulated substantial net operating loss carry-forwards to off-set future taxable income.  In order to maintain normal operations for the foreseeable future, the Company must continue to have access to its line of credit, return to profitability and/or access additional equity capital.  There can be no assurance that the Company will become profitable or that it can raise additional funds required to continue its normal operations.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that would be required should the Company not be successful with these activities.

Summary of Significant Accounting Policies

There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2012.  See Footnote 2 of the Company's consolidated financial statements included in the Company's 2011 Annual Report on Form 10-K filed on March 30, 2012, for a comprehensive description of the Company's significant accounting policies.

Concentration of Credit Risk - The Company derived approximately 30% and 28% of our revenues from two customers in three months ended March 31, 2012 and 2011, respectively.  Customer mix shifts significantly from year to year, but a concentration of the business with a few large customers is typical in any given year.  A decline in revenues could occur if a customer which has been a significant factor in one financial reporting period gives the Company significantly less business in the following period.

The Company contracts with these customers and other customers do not include any specific purchase requirements or other requirements outside of the normal course of business.  The majority of customer contracts are on an annual basis for service support while on a purchase order basis for hardware purchases.  Typical hardware sales are submitted on an estimated order basis with subsequent follow on orders for specific quantities.  These sales are ultimately subject to the time that the units are installed at all of the customer locations as per their requirements.  Service contracts are purchased on an annual basis generally and are the performance responsibility of the actual service provider as opposed to the Company.  Termination provisions are generally standard clauses based upon non-performance, but a customer can cancel with a certain reasonable notice period anywhere from 30 to 90 days.  General industry standards for contracts provide ordinary terms and conditions, while actual work and performance aspects are usually dictated by a Statement of Work which outlines what is being ordered, product specifications, delivery, installation and pricing.

Reclassifications - Certain amounts in the prior period consolidated financial statements and related notes thereto have been reclassified to conform to the current period presentation.

New Accounting Standards

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance that provides a consistent definition of fair value and common requirements of and disclosure about fair value between GAAP and International Financial Reporting Standards (“IFRS”).  The guidance states the concepts of highest and best use and valuation premise are only relevant when measuring the fair value of nonfinancial assets.  Enhanced disclosure requirements will require companies to disclose quantitative information about unobservable inputs used, a description of the valuation processes used, and a qualitative discussion about the sensitivity of the measurements for recurring Level 3 fair value measurements.  For assets and liabilities not recorded at fair value but where fair value is disclosed, companies must report the level in the fair value hierarchy of assets and liabilities.  This new guidance is effective for interim and annual periods beginning January 1, 2012.  The adoption of these disclosure requirements did not have a material impact on the unaudited condensed consolidated financial statements.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity.  In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers specific requirements to present reclassification adjustments for each component of accumulated other comprehensive income.  ASU 2011-05 will be retroactively effective for the Company in the first quarter of 2012.  The Company’s adoption of this pronouncement did not have a material effect on the unaudited condensed consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value as a basis for determining whether it is necessary to perform the two-step goodwill impairment test.  ASU 2011-08 is effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  The Company’s adoption of this pronouncement did not have a material effect on the unaudited condensed consolidated financial statements.

NOTE 3 – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The weighted-average basic and diluted shares for the three months ended March 31, 2012 and 2011, exclude approximately 0.6 million and 0.7 million, respectively, of ESOP shares that have not been committed to be released.

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.  Potentially dilutive securities include:

	March 31,
	2012	2011

Convertible preferred stock	1,816,289	400,955
Warrants to purchase common stock	429,298	429,298
Options to purchase common stock	701,963	461,253

Total potentially dilutive securities	2,947,550	1,291,506

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

As of March 31, 2012 and December 31, 2011, the Company’s intangible assets and accumulated amortization consist of the following:

	March 31, 2012
		Accumulated
	Gross	Amortization	Net

Customer relationships	$1,670,000	$(367,844)	$1,302,156
Contractor and resume databases	675,000	(168,750)	506,250
Tradename	310,000	(81,125)	228,875
Internal use software	74,000	(46,250)	27,750

	$2,729,000	$(663,969)	$2,065,031

	December 31, 2011
		Accumulated
	Gross	Amortization	Net

Customer relationships	$1,670,000	$(279,000)	$1,391,000
Contractor and resume databases	675,000	(135,000)	540,000
Tradename	310,000	(64,000)	246,000
Internal use software	74,000	(37,000)	37,000

	$2,729,000	$(515,000)	$2,214,000

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 – LINE OF CREDIT

The Company has a $10.0 million line of credit which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement (the “Loan Agreement”).  Under the Loan Agreement, the lender has also provided the Company with a term loan as discussed in Note 6.  The Loan Agreement is secured by substantially all the assets of the Company and matures in February 2013.  As of March 31, 2012, the outstanding balance on the line of credit was approximately $1.6 million and the interest rate is 7.5%.  The line of credit has a certain financial covenant and other non-financial covenants.  As of March 31, 2012, the Company was in compliance with these covenants.

Availability under the line of credit was $5.1 million as of March 31, 2012.

The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the Loan Agreement.  No letters of credit were outstanding as of March 31, 2012 or December 31, 2011.

For the three months ended March 31, 2012 and 2011, the Company’s interest expense, including amortization of deferred financing costs, was approximately $59,000 and $123,000, respectively.

NOTE 6 –LONG TERM DEBT

Long term debt as of March 31, 2012, consists of the following:

					Amortization
	Balance		Note		of Note	Balance
	January 1, 2012	Additions	Discount	Payments	Discount	March 31, 2012

Term loan	$2,000,000	$-	$-	$(250,000)	$-	$1,750,000
Note discount	(29,840)				6,395	(23,445)
Term loan, net	1,970,160	-	-	(250,000)	6,395	1,726,555

Total debt	$1,970,160	$-	$-	$(250,000)	$6,395	1,726,555

Less current portion						(1,000,000)

Debt, net of current portion						$726,555

The Company’s debt is recorded at par value adjusted for any unamortized discounts.  Discounts and costs directly related to the issuance of debt are capitalized and amortized over the life of the debt using the effective interest rate method.  Unamortized deferred financing costs of approximately $158,000 and $89,500 are included in other assets in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011, respectively.

Term Loan - On December 31, 2010, pursuant to an Assumption and Amendment to Loan and Security Agreement (the "Amended Loan Agreement"), the Company borrowed $3.0 million from a principal lender (the “Term Loan”).  The Term Loan was due in 36 equal monthly installments of principal plus interest beginning on February 1, 2011.  On May 20, 2011, pursuant to a Consent and Amendment to Loan and Security Agreement (the “Amendment”), the maturity date was amended to April 30, 2012, with the remaining principal due on that date to be paid as a balloon payment. The principal amount outstanding under the Term Loan accrues interest at a fixed rate equal to 9% per annum.  In addition, a final payment equal to 2% of the aggregate amount of the Term Loan is due on the earlier of the maturity date or the date the Term Loan is prepaid.  This final payment of $60,000 has been recorded as a discount to the Term Loan, which is being amortized to interest expense through December 2013, using the effective interest method.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Term Loan is secured by substantially all of the assets of the Company.  The Amended Loan Agreement includes various customary covenants, limitations and events of default.  Pursuant to the Amendment, the Company was, among other requirements, to maintain a minimum fixed charge ratio increasing from at least 1.10 to 1.00 in the first quarter of 2011.  This requirement was amended to a fixed charge ratio at least 1.75 to 1.00 over the life of the Term Loan.  The Amended Loan Agreement also maintains certain additional affirmative and negative covenants, including minimum tangible net worth and limitations on incurring additional indebtedness.  As of March 31, 2012, the Company was in compliance with all of its covenants in the agreement.

On September 27, 2011, pursuant to a Limited Waiver and Amendment to Loan and Security Agreement, the Amended Loan Agreement was amended and certain covenants were replaced or modified resulting in the Company being in full compliance at September 30, 2011.  In addition, the maturity date was extended to the earlier of the maturity of the line of credit (see Note 5) or December 1, 2013, the original maturity of the Term Loan and the principal is due in equal installments with no balloon payment.

For the three months ended March 31, 2012 and 2011, the Company’s interest expense, including all extension and commitment fees on the Term Loan, was approximately $ 57,000 and $76,000 respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue two classes of stock designated as common stock and preferred stock.  As of March 31, 2012, the Company is authorized to issue 110,000,000 total shares of stock.  Of that amount, 100,000,000 shares shall be common stock, each having a par value of $0.001.  The remaining 10,000,000 shares shall be preferred stock, each having a par value of $0.001.

(a) Cumulative Convertible Preferred Stock

A summary of the Preferred Stock outstanding as of March 31, 2012 is as follows:

Description	Amount

Series A Preferred, $0.001 par value per share, 500,000 shares designated,
269,608 shares issued and outstanding, liquidation preference of $975,000
plus cumulative dividends of $226,668	$1,201,668
Series B Preferred, $0.001 par value per share, 500,000 shares designated,
131,347 shares issued and outstanding, liquidation preference of $380,000
plus cumulative dividends of $39,569	419,569
Series C Preferred, $0.001 par value per share, 5,000,000 shares designated,
1,415,334 shares issued and outstanding, liquidation preference of $9,058,114
plus imputed dividends of $300,796	4,829,862

Total cumulative convertible preferred stock	$6,451,099

The stated value of the Series A Preferred and Series B Preferred is $4.00 per share and $3.20 per share, respectively, which approximates its fair value.  The stated value of the Series C Preferred is $3.20 per share and the estimated fair value at the time of issuance on June 30, 2011, was $3.73 per share.  The stated value of the Series C Preferred is included in Cumulative Convertible Preferred Stock and the difference between the stated value and the estimated fair value is included in additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets.  The rights, preferences, privileges and restrictions of the Series A, Series B, and Series C Preferred Stock (collectively, the “Preferred Stock”) are set forth in the Company’s Amended and Restated Certificate of Incorporation, and are summarized as follows:

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

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Pursuant to the dividend rights of the holders of the Series C Preferred, the Company has accrued for cash dividends payable due as of March 31, 2012 and December 31, 2011, in the amount of $90,582.  This amount is included in accounts payable on the accompanying unaudited condensed consolidated balance sheets.  Imputed dividends relating to the implied discount resulting from the difference between the stepped dividend rate and the perpetual dividend rate of 20% for the Series C Preferred beginning January 1, 2014 total $300,796 and are included as an adjustment to retained earnings and preferred stock in the accompanying unaudited condensed consolidated financial statements.

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

(b) Warrants

The following summarizes information about the Company’s outstanding common stock warrants as of March 31, 2012:

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

NOTE 8 - STOCK OPTION PLAN

In December 2010, the Company established the 2010 Stock Option Plan (the “Plan”).  The Plan authorizes the issuance of 1,000,000 shares of common stock. Pursuant to the terms of the Merger Agreement, the Company assumed all of Old DecisionPoint’s obligations under their outstanding stock option plans.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Under the Plan, common stock incentives may be granted to officers, employees, directors, consultants, and advisors.  As of March 31, 2012, incentives under the Plan may be granted only in the form of non-statutory stock options and all stock options of Old DecisionPoint that were assumed by the Company became non-statutory options on the date of the assumption.

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

A summary of the status of the Plans as of March 31, 2012, and information with respect to the changes in options outstanding is as follows:

			Weighted -
	Options		Average	Aggregate
	Available	Options	Exercise	Intrinsic
	for Grant	Outstanding	Price	Value

January 1, 2012	298,037	701,963	$2.02
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
March 31, 2012	298,037	701,963	$2.02	$19,811

Exercisable options at March 31, 2012		458,996	$1.94	$19,811

The following table summarizes information about stock options outstanding as of March 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$1.33 - 2.03	422,728	3.11	$1.68	407,491	3.05	$1.68
$2.06 - 4.34	264,949	8.11	2.28	37,219	1.57	2.28
$7.00	14,286	0.73	7.00	14,286	0.73	7.00

Total	701,963	5.20	$2.02	458,996	3.09	$1.94

The total fair value of awards vested for each of the three month periods ended March 31, 2012 and 2011, was $1,261.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period.  No stock options were granted during the three months ended March 31, 2012.

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

Employee stock-based compensation costs for the three month periods ended March 31, 2012 and 2011, was $19,000 and $9,500, respectively, and is included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.  As of March 31, 2012, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was $238,000 which is expected to be recognized over a weighted-average vesting period of 4.11 years.

NOTE 9 – ESOP PLAN

The Company has an Employee Stock Ownership Plan (the “ESOP”) which covers all non-union employees.   The Company’s contribution expense for the three months ended March 31, 2012 was $45,000 representing $33,000 for the ESOP principal payment and $12,000 for the ESOP interest.  ESOP shares are allocated to individual employee accounts as the loan obligation of the ESOP to the Company is reduced.  These amounts were previously calculated on an annual basis by an outside, independent financial advisor.   Compensation costs relating to shares released are based on the fair value of shares at the time they are committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for the three months ended March 31, 2012 was $35,000.  The fair value of the shares was $1.26 per share, based on the average of the daily market closing share price.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its office and warehouse facilities under various operating leases.  Its corporate headquarters and sales operations, including sales administration, software development, depot operation and the financial management are located in Foothill Ranch, California where the Company leases 7,500 square feet of office space.  The monthly rental expense is $7,765, and the lease expires in July 2012.

In addition, the Company has a lease for 4,100 square feet in Shelton, Connecticut for its East coast sales and operations which expires in April 2015.  The Company also leases 6,800 square feet in Edison, New Jersey, at $5,500 per month, which expires in December 2014.  The Company has a sales and administrative office located in Alpharetta, Georgia where it leases 4,330 square feet for general office purpose.  The lease expires in April 2015.  In addition, the Company has a lease for 4,800 square feet in Alpharetta, Georgia for its technology lab center which expires in April 2012.  During April, the lease was extended for an additional 3 years to April 2015, under the same terms and conditions.

Rent expense for the three months ended March 31, 2012 and 2011, was $ 90,000 and $109,000, respectively.

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

Under the Company’s bylaws, directors and officers have certain rights to indemnification by the Company against certain liabilities that may arise by reason of their status or service as directors or officers.  The Company maintains director and officer insurance, which covers certain liabilities arising from the obligation to indemnify directors and officers and former directors in certain circumstances.  No material indemnification liabilities were accrued at March 31, 2012.

The Company has two employment agreements with two of its key executive officers.  The agreements do not provide for any material, out of ordinary course of business provisions or benefits.

NOTE 11 - RELATED PARTIES

The Company purchases and sells certain products and services from iTEK Services, Inc. (“iTEK”), a privately held company owned by an unrelated ESOP.  iTEK is affiliated with the Company through limited overlapping management and Board representation by the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  During the three months ended March 31, 2012 and 2011, the Company purchased products and services for $17,000 and $169,000, respectively, from iTEK.  Sales to iTEK during the three months ended March 31, 2012 and 2011, were $-0- and $4,000, respectively.  The net amounts due to iTEK were $-0- and $183,000 at March 31, 2012 and 2011, respectively.  These sales to iTEK were at no incremental margin over the Company’s actual cost.  Purchases from iTEK are on similar terms that Company would have received from an unrelated third-party.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The Company has accounts payable to its CEO and its CFO, of $909,000 and $855,000 at March 31, 2012 and December 31, 2011, respectively, including accrued interest.  The outstanding accounts payable balance accrues interest at 12% per annum.  The Company incurred interest expense to these related parties totaling approximately $26,000 and $97,000, for the three months ended March 31, 2012 and 2011, respectively.

NOTE 12 - SUBSEQUENT EVENT

As part of the Comamtech merger (as more fully described in Note 1) the Company received $3.9 million of net assets.  Of this amount, $1.5 million was a receivable from an unrelated company to whom Comamtech had sold certain of its operating assets, prior to the Merger with the Company.  This amount was due and payable to the Company in early May 2012, and has been paid in full.

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

Acquisition of CMAC

On December 31, 2010, we acquired CMAC, Inc. (“CMAC”), a supply chain consulting and systems integration firm focused on delivering operational and technical solutions for the enterprise.  Both CMAC and DecisionPoint are in the same vertical markets, and the acquisition is intended to broaden our professional and software integration services.  Our combined teams work together to complement each other’s strengths.  The acquisition of CMAC has also expanded our data base of professional services contractors who are available on an as needed basis, thereby enabling us to be more responsive and act more quickly to assist our customers.  The acquisition has enabled us to increase our professional services and software revenue by enhancing our ability to deliver operational and technical supply chain solutions.  As part of our original analysis in determining the potential benefits and synergy of completing the acquisition, we had anticipated that CMAC would improve our overall gross margin through its professional services revenue, as well as provide us with additional resources to grow our current professional services revenue through its experienced staff of in-house consultants and data base of contract professional services consultants.  The current quarter in 2012 clearly reflects the significant improvement in our gross margin.

Recent Business Developments

Retail solution sales have continued to bounce back as the industry is in the beginning stages of a technology upgrade that will enhance retailers’ own competitiveness.  Our tablet-based assisted shopping solution suite for in-store applications is a revenue generation and productivity tool that continues to gain acceptance with existing and new retail customers.  In field mobility applications, our major wireless carrier partners are embracing our Grapevine Push-to-Talk solution for enterprise and small business applications.  In addition we recently introduced a number of packaged solutions to be sold through our carrier partners which have been well received by the market.  These encouraging demand trends reinforce our belief that revenue will continue to grow in 2012.

We have completed our customer transitions from our previous Mobile Device Management (“MDM”) platform to our new MDM service offering based on the AirWatch platform, which is an industry recognized standard.

Company History

DecisionPoint Systems, Inc., formerly known as Comamtech, Inc. (the "Company”, “DecisionPoint”, “we”, “our” or “us”), was incorporated on August 16, 2010, in Canada under the laws of the Ontario Business Corporations Act (“OCBA”).  On June 15, 2011, we entered into a Plan of Merger (the “Merger Agreement”) among the Company, its wholly-owned subsidiary, 2259736 Ontario Inc., incorporated under the laws of the Province of Ontario, Canada (the “Purchaser”) and DecisionPoint Systems, Inc., (“Old DecisionPoint”).  Pursuant to the Merger Agreement, under Section 182 of the OCBA, on June 15, 2011 (the “Effective Date”), Old DecisionPoint merged (the “Merger”) into the Purchaser and became a wholly-owned subsidiary of the Company.  Prior to the Merger, Comamtech was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  In connection with the Merger, the Company changed its name to DecisionPoint Systems, Inc., and the Purchaser changed its name to DecisionPoint Systems International, Inc. (“DecisionPoint Systems International”).  On June 15, 2011, both companies were reincorporated in the State of Delaware.

The accompanying unaudited condensed consolidated financial statements present the previously issued shares of Comamtech common stock as having been issued pursuant to the Merger on June 15, 2011, in exchange for the net assets of Comamtech totaling approximately $3.9 million as consideration received.  The shares of common stock of the Company issued to Old DecisionPoint’s stockholders in the Merger are presented as having been outstanding since the original issuance of the shares.  Further, the exchange ratio has been retroactively applied to all shares, weighted-average share, loss per share, and stock option and warrant disclosures.

DecisionPoint has one wholly owned subsidiary, DecisionPoint Systems International.  DecisionPoint Systems International has two wholly-owned subsidiaries, DecisionPoint Systems Group Inc. (“DPS Group”) and CMAC, Inc.   DecisionPoint Systems International acquired CMAC on December 31, 2010.  CMAC was founded and incorporated in March 1996, and is a logistics consulting and systems integration provider focused on delivering operational and technical supply chain solutions, headquartered in Alpharetta, Georgia.

DPS Group has two wholly owned subsidiaries, DecisionPoint Systems CA, Inc. and DecisionPoint Systems CT, Inc.  DecisionPoint Systems CA, Inc., formerly known as Creative Concepts Software, Inc. was founded in 1995 and is a leading provider of Enterprise Mobility Solutions.  Enterprise Mobility Solutions are those computer systems that give an enterprise the ability to connect to people, control assets, and transact business from any location by using mobile computers, tablet computers, and smartphones to securely connect the mobile worker to the back office software systems that run the enterprise.  Technologies that support Enterprise Mobility Solutions include national wireless carrier networks, Wi-Fi, local area networks, mobile computers, smartphones and tablets, mobile software applications, middleware and device security and management software.  DecisionPoint Systems CT, Inc. formerly known as Sentinel Business Systems, Inc. was founded in 1976 and has developed over time a family of powerful enterprise data collection software solutions, products and services.  The combined company is a data collection systems integrator that sells and installs mobile devices, software, and related bar coding equipment, radio frequency identification systems technology and provides custom solutions and other professional services.

Following the Merger, the business conducted by us is now the business conducted by Old DecisionPoint prior to the Merger.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations is based upon the unaudited results of operations for the three months ended March 31, 2012, as compared to the same period ended March 31, 2011.  These should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this Form 10-Q along with our Form 10-K, filed with the Securities and Exchange Commission on March 30, 2012.

For comparison purposes, all dollar amounts have been rounded to nearest million while all percentages are actual.

Comparison of the Quarters Ended March 31, 2012 and March 31, 2011

Revenues were $17.8 million for the quarter ended March 31, 2012, compared to $12.8 million for the same period ended March 31, 2011, an increase of $5.0 million or 39.1%.  The increase in revenue was primarily due to the increased field mobility solution sales and increased professional services revenue from our CMAC subsidiary.  Improved product availability from our principal vendor enabled us to fulfill our increased field mobility solutions sales in the current period.

During 2011, we had experienced decreases in traditional mobility solutions revenue which has historically generated lower gross margins, while our field mobility solutions and professional services revenues have continued to grow.  While the slightly improved economic conditions in the U.S. which had begun in the first half of 2010, and continued throughout 2011 and into 2012 have had a positive effect generally, we have continued to experience greater competitive forces in the market place within our core traditional mobility solutions business.  Major retail chains had deferred new technology implementation and delayed systems’ refresh in recent years.  Conversely, the current economic environment in 2012 has continued to improve slightly whereupon we are seeing an increased volume of requests for implementation of new cost saving technology which will enable our customers to compete for the ultimate consumer spending in their retail stores.

Cost of sales were $14.1 million for the quarter ended March 31, 2012, compared to $10.5 million for the same period ended March 31, 2011, an increase of $3.6 million or 34.2%.

Our gross profit was $3.8 million for the quarter ended March 31, 2012, compared to $2.3 million for the same period ended March 31, 2011, an increase of $1.4 million or 61.5%.  Our realized gross margin percentage has increased by 2.9% to 21.1% in the first quarter of 2012, from 18.2% in the comparable quarter of 2011.  The increase is due to the higher gross margin from our professional services revenue including CMAC and improved utilization of our professional services resources.  We believe that we would have realized even better gross margins had it not been for the very competitive environment for hardware sales across our entire customer base, as noted above.  Additionally, we have continued our increased emphasis on cost control and improved utilization and efficiency of our professional services personnel and related costs.

Selling, general and administrative expenses were $3.8 million for the quarter ended March 31, 2012, compared to $3.5 million for the quarter ended March 31, 2011, an increase of $0.3 million or 9.8%. The increase was due to significantly higher professional fees relating to acquisition activities.

Interest expense, which is related to our line of credit and our obligations with related parties, was $0.1 million for the quarter ended March 31, 2012, compared to $0.3 million for the quarter ended March 31, 2011.  The $0.2 million decrease in interest expense was the result of the lower amount outstanding on our senior debt and a general decrease in the amount of borrowings under our line of credit.

Revenue Concentration - We derived approximately 30% and 28% of our revenues from two customers in the three months ended March 31, 2012 and 2011, respectively.  Customer mix shifts significantly from year to year, but a concentration of the business with a few large customers is typical in any given year.  A decline in our revenues could occur if a customer which has been a significant factor in one financial reporting period gives us significantly less business in the following period.

Liquidity and Capital Resources

Credit Facility

In December 2006, pursuant to a Loan and Security Agreement (“Loan Agreement”), we obtained a $6.5 million line of credit, which provides for borrowings based upon eligible accounts receivable.  In March 2009, pursuant to an Amendment to the Loan Agreement (“First Amendment”), the line of credit was renewed through March 2011, and the amount available for borrowing was increased to $8.5 million.  We are required to pay an annual renewal fee of one percent of the total line of credit facility.  Pursuant to the First Amendment, the rate at which interest accrues is prime plus 4%, with a potential interest rate reduction of 0.50% based on future profitability.

The amount outstanding under the line of credit at March 31, 2012, was approximately $1.6 million with interest accruing at 7.5%.  Availability under this line of credit was approximately $5.1 million at March 31, 2012.  During the first quarter we paid our annual renewal fee of $100,000.

In December 2010, the line of credit was temporarily reduced to $7.0 million in conjunction with a new Term Loan of $3.0 million with the same financial institution that increased the Company’s overall credit facility with the financial institution to $10.0 million.  The Term Loan was used to acquire CMAC and repay all of our remaining subordinated debt.  We paid a $60,000 commitment fee over the first six quarters of the loan and will pay a final payment of $60,000, or 2% of the principal amount borrowed, at the earlier of the maturity date in December 2013 or date of prepayment of the Term Loan.  The Term Loan accrues interest at a fixed rate of 9% and $1.75 million was outstanding at March 31, 2012.

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

In May 2011, pursuant to a Consent and Amendment to Loan and Security Agreement (the “Amendment”), the maturity date was amended to April 30, 2012, with the remaining principal due on that date to be paid as a balloon payment.  The principal amount outstanding under the Term Loan accrues interest at a fixed rate equal to 9% per annum.  In addition, a final payment equal to 2% of the aggregate amount of the Term Loan is due on the earlier of the maturity date or the date the Term Loan is prepaid.  This final payment of $60,000 has been recorded as a discount to the Term Loan, which is being amortized to interest expense over the term of the Loan using the effective interest method.  In September 2011, pursuant to a Limited Waiver and Amendment to Loan and Security Agreement, the Loan Agreement was amended and certain covenants were replaced or modified resulting in our being in full compliance at September 30, 2011.  In addition, the maturity date was extended to the earlier of the maturity of the line of credit (see Note 5 of the Notes to the attached unaudited condensed consolidated financial statements) or December 1, 2013, the original maturity of the Term Loan and the principal is due in equal installments with no balloon payment.

We believe that cash on hand, plus amounts anticipated to be generated from operations and from other contemplated financing transactions, whether from issuing additional long term debt or from the sale of equity securities through a private placement, as well as borrowings available under our line of credit, will be sufficient to support our operations through March 2013.  If we are not able to raise funds through private placements, we may choose to modify our growth plans to the extent of available funding, if any, and further reduce our selling, general and administrative expenses.

Cash and Cash Flow

We have seen our revenue increase almost 40%, due to increased field mobility solutions and professional services provided by CMAC.  Our gross margin percentage improved as a result of improved utilization of our professional services resources.  Selling, general and administrative expenses increased due to increased professional fees of approximately $0.4 million relating to acquisition activities.  Had we not incurred those substantial professional fees, we would have generated positive income from operations and potentially realized net income or breakeven performance.

We believe that our strategic shift to higher margin field mobility solutions, and with additional software and professional service revenues, will improve our results through this improving economic period.

As a matter of course, we do not maintain significant cash balances on hand since we are financed by a line of credit.  Typically, any excess cash is automatically applied to the then outstanding line of credit balance.  As long as we continue to generate revenues, we are permitted to draw down on our line of credit to fund our normal working capital needs.  As such, we anticipate that we will have more than sufficient borrowing capacity to continue our operations in the normal course of business unless unforeseeable, material economic events occur that are beyond our control.  Availability on our line of credit was $5.1 million at March 31, 2012.

In the last three complete years of operations from 2009 through 2011, we have not experienced any significant effects of inflation on our product and service pricing, revenues or our income from continuing operations.

As of March 31, 2012 and December 31, 2011, we had cash on hand of approximately $0.5 million and $0.4 million, respectively.  We have used, and plan to use, such cash for general corporate purposes, including working capital.

For the three months ended March 31, 2012, net cash provided by operating activities was $3.0 million, primarily due to a $3.4 million decrease in accounts receivable offset by an increase in accounts payable of $1.3 million, a $0.6 million reduction in accrued expenses and the net reduction in deferred revenues and related costs of $1.0 million.  All of these have offset our net loss of $0.2 million in the first quarter of 2012.  Net cash used in investing activities was negligible for the quarter.  Net cash used in financing activities was $2.9 million for the three months ended March 31, 2012, primarily from the net drawdown on our credit line of $2.4 million, the payments on our term loan of $0.25 million and the payment of dividends and financing fees of $0.2 million.

For the three months ended March 31, 2011, net cash provided by operating activities was $2.1 million, primarily due to a $3.2 million decrease in accounts receivable offset by a reduction in accounts payable of $0.6 million and $0.5 million reduction in accrued expenses.  All of these have offset our net loss of $1.6 million in the 2011 quarter.  Net cash used in investing activities was $2.2 million for the cash payment related to the acquisition of CMAC.  Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2011, primarily from the net drawdown on our credit line facility.

As of March 31, 2012, we have negative working capital of $4.2 million and total stockholders’ equity of $2.3 million.  Included in our current liabilities is unearned revenue of $5.7 million, which reflects services that are to be performed in future periods but that have been paid and/or accrued for and therefore, do not generally represent additional future cash outflow requirements.  Included in our current assets are deferred costs of $3.4 million which reflect costs paid for third party extended maintenance services that are being amortized over their respective service periods, which do not generally represent future cash outflows.  The increase in the unearned revenue, offset by the deferred costs, continues to provide a benefit in future periods as the amounts convert to net realized revenue.

For the periods presented, the table below sets forth a non-GAAP presentation of our working capital position after taking into account the effect of the current deferred assets and liabilities and should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto.

	March 31,	December 31,
(000's)	2012	2011

Current assets	$17,180	$20,342
Current liabilities	21,381	24,104

Working capital - GAAP	(4,201)	(3,762)
Deferred cost	(3,402)	(3,469)
Deferred revenue	5,742	6,756

Adjusted working capital - non-GAAP measure	$(1,861)	$(475)

Liquidity - Although we have historically experienced losses, a material part of those losses were from non-cash sources and therefore, have not required funding by external sources.  As part of these losses, we have accumulated substantial net operating loss carry-forwards to off-set future taxable income.  Additionally, we have been successful in raising additional financing since our inception in December 2003.  In order to maintain normal operations for the foreseeable future, we must continue to have access to our line of credit, being profitable and/or access additional equity capital.  There can be no assurance that we will become profitable or that we can continue to raise additional funds required to continue our normal operations.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that would be required should we not be successful with these activities.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods.  In preparing the consolidated financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality.  Actual results may differ from these estimates.  In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses.  We believe that the following critical accounting policies involve a high degree of judgment and estimation:

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

Accounts receivable allowance as of March 31, 2012, were approximately $275,500, or 2.6% of the balance due.  Accounts receivable allowance as of March 31, 2011, were approximately $265,000 or 2.7% of the balance due.  We believe our reserve level is appropriate considering the quality of the portfolio as of March 31, 2012, based on the lack of any material write-offs of bad debt.  While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience due to the current economic recession.

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

Income Taxes

We account for income taxes using the asset and liability method.  Deferred taxes are provided on an asset and liability method whereby deferred tax assets are recognized as deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under the accounting for uncertain tax positions we have clarified the recognition threshold and measurement attributes for financial statement disclosure of tax positions taken, or expected to be taken, on a tax return.  The impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority.  An uncertain tax position will not be recognized if it has a less than fifty percent likelihood of being sustained.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2012.

Inflation

We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Our independent accounting firm has not, nor is required, to perform any procedures to assess the effectiveness of management remediation efforts.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, DecisionPoint may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Form 10K as filed with the SEC on March 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
EX-101.INS	XBRL Instance Document
EX-101.SCH	XBRL Taxonomy Extension Schema Document
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DecisionPoint Systems, Inc.

Date: May 14, 2012	By:	/s/ Nicholas E. Toms
Nicholas E. Toms
Principal Executive Officer

Date: May 14, 2012	By:	/s/ Donald W. Rowley
Donald W. Rowley
Principal Financial and Accounting Officer