Form 10-Q
period 2012-06-30
DecisionPoint Systems, Inc.
filed 2012-09-05
CIK 1505611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

DECISIONPOINT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-54200	37-1644635
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

8697 Research Drive Irvine, CA 92618-2404
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

The number of shares of common stock, par value $0.001 per share of DecisionPoint Systems, Inc. outstanding as of the close of business on August 31, 2012, were 8,971,192.

DECISIONPOINT SYSTEMS, INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DECISIONPOINT SYSTEMS, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2012	2011
ASSETS	(unaudited)
Current assets
Cash	$498,357	$365,814
Accounts receivable, net	12,522,801	13,916,787
Other receivable	-	1,476,285
Due from related party	421,797	-
Inventory, net	2,168,972	705,757
Deferred costs	3,747,468	3,468,583
Prepaid expenses and other current assets	339,052	408,413
Total current assets	19,698,447	20,341,639

Property and equipment, net	125,627	98,934
Intangible assets, net	6,392,588	2,214,000
Goodwill	8,046,121	5,538,466
Deferred costs, net of current portion	2,149,472	1,800,320
Other assets, net	444,709	175,329
Total assets	$36,856,964	$30,168,688

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,349,136	$8,947,133
Accrued expenses and other current liabilities	2,531,689	2,504,870
Lines of credit	2,954,446	4,024,141
Current portion of debt	1,919,340	1,000,000
Due to related parties	152,722	871,508
Unearned revenue	7,796,231	6,756,214
Total current liabilities	25,703,564	24,103,866

Long term liabilities
Unearned revenue, net of current portion	2,899,126	2,509,190
Debt, net of current portion and discount	3,693,090	970,160
Accrued earn out consideration	1,214,264	-
Deferred tax liabilities	1,240,298	18,000
Due to related parties	835,764	-
Interest payable	60,000	60,000
Total liabilities	35,646,106	27,661,216

Commitments and contingencies
	-	-
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,816,289 shares issued and outstanding, including cumulative and imputed preferred dividends of $669,780 and $435,563, and
with a liquidation preference of $11,082,894 and $10,652,275, respectively	6,553,849	6,319,629
Common stock, $0.001 par value, 100,000,000 shares authorized,
8,507,791 issued and 8,353,908 outstanding as of June 30, 2012,	8,507	8,183
and 8,182,791 issued and 8,028,908 outstanding as of December 31, 2011
Additional paid-in capital	14,893,396	14,513,918
Other comprehensive income	5,448
Treasury stock, 153,883 shares of common stock	(204,664)	(204,664)
Accumulated deficit	(19,212,531)	(17,230,792)
Unearned ESOP shares	(833,147)	(898,802)
Total stockholders’ equity	1,210,858	2,507,472
Total liabilities and stockholders' equity	$36,856,964	$30,168,688

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011

Net sales	$17,767,019	$13,223,806	$35,577,030	$26,024,764

Cost of sales	13,988,913	10,558,355	28,046,261	21,035,704

Gross profit	3,778,106	2,665,451	7,530,769	4,989,060

Selling, general and administrative expense	4,849,640	3,499,674	8,670,762	6,992,649

Operating loss	(1,071,534)	(834,223)	(1,139,993)	(2,003,589)

Other expense:
Interest expense, net	206,596	477,049	348,217	772,616
Loss on debt extinguishment	-	2,641,059	-	2,641,059
Other expense (income), net	(20,205)	(73,328)	(35,383)	76,786
Total other expense	186,391	3,044,780	312,834	3,490,461

Net loss before income taxes	(1,257,925)	(3,879,003)	(1,452,827)	(5,494,050)

Provision for income taxes	26,150	94	67,963	7,722

Net loss	(1,284,075)	(3,879,097)	(1,520,790)	(5,501,772)

Cumulative preferred stock dividends	(238,896)	(27,100)	(460,949)	(54,200)

Net loss attributable to common shareholders	$(1,522,971)	$(3,906,197)	$(1,981,739)	$(5,555,972)

Net loss per share -
Basic and diluted	$(0.20)	$(0.83)	$(0.27)	$(1.23)

Weighted average shares outstanding -
Basic and diluted	7,512,969	4,698,460	7,452,705	4,517,238

Comprehensive loss	$(1,278,627)	$(3,879,097)	$(1,515,342)	$(5,501,772)

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,520,790)	$(5,501,772)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	23,050	16,175
Amortization of intangible assets	394,322	257,500
Amortization of deferred financing costs and note discount	58,388	71,071
Employee stock-based compensation	38,553	119,317
Non-employee stock-based compensation	341,250	180,000
Non cash interest expense (income)	(23,715)	117,333
Loss on debt extinguishment	-	2,268,859
ESOP compensation expense	65,654	62,380
Allowance for doubtful accounts	40,861	20,000
Deferred taxes, net	8,605	-
Changes in operating assets and liabilities:
Accounts receivable	2,004,285	4,646,775
Due from related party	(429,000)	-
Inventory, net	(1,456,246)	103,849
Deferred costs	(628,037)	626,235
Prepaid expenses and other current assets	125,157	(140,069)
Other assets, net	(29,178)	(50,293)
Accounts payable	1,375,658	(2,067,691)
Accrued expenses and other current liabilities	(12,865)	(464,085)
Due to related parties	116,977	40,214
Unearned revenue	1,136,795	(94,134)
Net cash provided by operating activities	1,629,724	211,664

Cash flows from investing activities
Cash paid for acquisitions	(4,801,000)	(2,205,000)
Purchases of property and equipment	(20,484)	(18,278)
Net cash used in investing activities	(4,821,484)	(2,223,278)

Cash flows from financing activities
(Repayments) borrowings from lines of credit, net	(1,068,855)	(3,520,424)
Proceeds from issuance of term debt	4,032,840	4,000,000
Cash received in reverse recapitalization, net of expenses	1,500,000	2,057,907
Repayment of debt	(500,000)	(500,000)
Paid financing costs	(289,022)	(108,639)
Dividends paid	(321,243)	-
Net cash provided by financing activities	3,353,720	1,928,844
Effect on cash of foreign currency translation	(29,417)	-
Net increase (decrease) in cash	132,543	(82,770)
Cash at beginning of period	365,814	315,169
Cash at end of period	$498,357	$232,399

Supplemental disclosures of cash flow information:
Interest paid	$290,072	$430,704
Income taxes paid	56,086	37,133

Supplemental disclosure of non-cash financing activities:
Accrued dividends on preferred stock	$234,220	$54,200
Preferred and common shares issued in exchange for debt
and related accrued interest	-	4,117,333
Preferred and common shares issued in exchange for accounts
payable and related accrued interest	-	411,733
Common shares issued as finders' fee in reverse recapitalization	-	353,931

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1 - DESCRIPTION OF BUSINESS AND THE MERGER

Description of Business

DecisionPoint Systems, Inc. (“DecisionPoint”, “Company”), through its subsidiaries is an enterprise mobility systems integrator that sells and installs mobile computing and wireless systems that are used both within a company’s facilities in conjunction with wireless networks and in the field using carrier-based wireless networks.  These systems generally include mobile computers, mobile application software, and related data capture equipment including bar code scanners and radio frequency identification (“RFID”) readers.  The Company also provides professional services, proprietary and third party software and software customization as an integral part of its customized solutions for its customers.    The proprietary suite of software products utilizes the latest technologies to empower the mobile worker in many areas including merchandising, sales and delivery; field service; logistics and transportation; and warehouse management.

The Company, formerly known as Comamtech, Inc. (“Comamtech”), was incorporated on August 16, 2010, in Canada under the laws of the Ontario Business Corporations Act (“OCBA”).  On June 15, 2011, the Company entered into a Plan of Merger (the “Merger Agreement”) among the Company, its wholly-owned subsidiary, 2259736 Ontario Inc., incorporated under the laws of the Province of Ontario, Canada (the “Purchaser”) and DecisionPoint Systems, Inc., a Delaware corporation (“Old DecisionPoint”) incorporated on December 27, 2006, under the laws of the State of Delaware.  Pursuant to the Merger Agreement, under Section 182 of the OCBA, on June 15, 2011 (the “Effective Date”) Old DecisionPoint merged (the “Merger”) into the Purchaser and became a wholly owned subsidiary of the Company.  In connection with the Merger, the Company changed its name to DecisionPoint Systems, Inc., and the Purchaser changed its name to DecisionPoint Systems International, Inc. (“DecisionPoint Systems International”).  The Company and DecisionPoint Systems International each reincorporated in the State of Delaware, subsequent to the Merger.  Upon completion of the Merger, the Company adopted Old DecisionPoint’s business plan.

Accounting Treatment of the Merger; Financial Statement Presentation

Prior to the Merger, Comamtech was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  The Merger was accounted for as a reverse recapitalization pursuant to the guidance in “SEC’s Division of Corporation Finance Financial Reporting Manual”.  These transactions are considered by the SEC to be capital transactions in substance, rather than business combinations.  The Merger has been accounted for as a recapitalization which resulted in an exchange ratio of one Old DecisionPoint share for every 7.23273 shares of Comamtech common stock outstanding prior to the Merger.  For accounting purposes, Old DecisionPoint is considered the acquirer and surviving entity in the reverse recapitalization.  Accordingly, 2,186,689 shares were deemed issued to the Comamtech shareholders in exchange for approximately $3.9 million of net assets received.  The accompanying historical consolidated financial statements prior to the Merger are those of Old DecisionPoint.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company at the dates and for the periods indicated.  The interim results for the period ended June 30, 2012, are not necessarily indicative of results for the full 2012 fiscal year or any other future interim periods.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, DecisionPoint Systems International and Apex Systems Integrators, Inc. (“Apex”).  DecisionPoint Systems International has two wholly-owned subsidiaries, DecisionPoint Systems Group, Inc. (“DPS Group”) and CMAC, Inc. (“CMAC”).  Apex was acquired on June 4, 2012, and as such, the operating results of Apex have been consolidated into the Company’s consolidated results of operations beginning on June 5, 2012.  The Company currently operates in one business segment.  With the Company’s acquisition of Apex (Note 4) and the acquisition of Illume (Note 13), the Company expects to update its assessment of its business segments in its third quarter of this fiscal year.

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

Liquidity - Although the Company has historically experienced losses, a material part of those losses were from non-cash transactions. As part of these losses, the Company has accumulated substantial net operating loss carry-forwards to off-set future taxable income.  In order to maintain normal operations for the foreseeable future, the Company must continue to have access to its lines of credit, return to profitability and/or access additional equity capital.  There can be no assurance that the Company will become profitable or that it can raise additional funds required to continue its normal operations.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that would be required should the Company not be successful with these activities.

Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies during the six months ended June 30, 2012.  See Footnote 2 of the Company's consolidated financial statements included in the Company's 2011 Annual Report on Form 10-K filed on March 30, 2012, for a comprehensive description of the Company's significant accounting policies.

Concentration of Credit Risk - The Company derived approximately 23% and 27% of revenues from two customers in the six months ended June 30, 2012 and 2011, respectively.  Customer mix can shift significantly from year to year, but a concentration of the business with a few large customers is typical in any given year.  A decline in revenues could occur if a customer which has been a significant factor in one financial reporting period gives significantly less business in the following period.

The Company’s contracts with these customers and other customers do not include any specific purchase requirements or other requirements outside of the normal course of business.  The majority of customer contracts are on an annual basis for service support while on a purchase order basis for hardware purchases.  Typical hardware sales are submitted on an estimated order basis with subsequent follow on orders for specific quantities.  These sales are ultimately subject to the time that the units are installed at each of the customer locations as per their requirements.  Service contracts are purchased on an annual basis generally and are the performance responsibility of the actual service provider as opposed to the Company.  Termination provisions are generally standard clauses based upon non-performance, but a customer can cancel with a certain reasonable notice period anywhere from 30 to 90 days.  General industry standards for contracts provide ordinary terms and conditions, while actual work and performance aspects are usually dictated by a Statement of Work which outlines what is being ordered, product specifications, delivery, installation and pricing.

Translation of Foreign Currencies - The Company's functional currency is the U.S. dollar.  The financial statements of the Company's foreign subsidiary is measured using the local currency, in this case the Canadian dollar (CDN$), as its functional currency and is translated to U.S. dollars for reporting purposes.  Assets and liabilities of the subsidiary are translated at exchange rates as of the balance sheet dates.  Revenues and expenses of the subsidiary are translated at the rates of exchange in effect during the year.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Comprehensive Loss - Comprehensive loss is comprised of net loss and other comprehensive loss.  The only component of comprehensive loss is the foreign currency translation adjustments. There was no tax effect allocated to any component of other comprehensive loss during the periods presented.

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

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of equity.  In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers specific requirements to present reclassification adjustments for each component of accumulated other comprehensive income.  ASU 2011-05 was effective for the Company in the first quarter of 2012.  The Company’s adoption of this pronouncement did not have a material effect on the unaudited condensed consolidated financial statements.

NOTE 3 – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The weighted-average basic and diluted shares for the six months ended June 30, 2012 and 2011, exclude approximately 0.6 million and 0.7 million, respectively, of ESOP shares that have not been committed to be released.

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.  Potentially dilutive securities include:

	June 30,
	2012	2011

Convertible preferred stock	1,816,289	1,816,289
Warrants to purchase common stock	276,521	429,298
Options to purchase common stock	701,963	701,963

Total potentially dilutive securities	2,794,773	2,947,550

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4 – ACQUISITION OF APEX

On June 4, 2012 (“Closing Date”), pursuant to a Stock Purchase Agreement (“Purchase Agreement”), the Company acquired all of the issued and outstanding shares of Apex, a corporation organized under the laws of the Province of Ontario, Canada.  Apex is a leading provider of wireless mobile work force software solutions.  Its suite of products utilizes the latest technologies to empower the mobile worker in many areas including merchandising, sales and delivery; field service; logistics and transportation; and, warehouse management.  Its clients are North American companies that are household names whose products and services are used daily to feed, transport, entertain and care for people throughout the world.

In consideration for the shares of Apex, the Company paid CDN$5,000,000 (US$4,801,000 at the Closing Date) (“Closing Amount”) in cash.  The Company could pay up to an undiscounted amount of CDN$3,500,000 (US$3,360,700 at the Closing Date) in consideration  for Apex achieving certain levels of adjusted earnings before interest, depreciation, taxes and amortization (“EBITDA”) in the period ended July 2013.  Closing costs and associated expenses either previously paid, payable in cash or recorded as deferred financing costs after the Closing Date total approximately $1.8 million, including the issuance of 325,000 shares of the Company’s common stock at the market price of $1.05 per share on the Closing Date.  Of the total amount, approximately $190,000, was reflected as deferred financing costs and the remainder was reflected as a charge to selling, general and administrative expenses in the historical financial statements of the Company as follows: 1) fourth quarter ended December 31, 2011: $46,000; 2) first quarter ended March 31, 2012: $351,000; and 3) second quarter ended June 30, 2012: $1,213,000.  The transaction was accounted for using the purchase method of accounting and the operating results for Apex have been consolidated into the Company’s results of operations beginning on June 5, 2012. The Company funded the purchase of Apex through borrowings as further explained below.

The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.  The following table summarizes the fair value of the Apex assets acquired and liabilities assumed at June 4, 2012:

Assets acquired:
Accounts receivable	$242,992
Due from related party	411,926
Other current assets	63,456
Property and equipment	29,780
Intangible assets	4,465,890
Goodwill	2,448,969
Total assets	7,663,013

Liabilities assumed:
Accounts payable and other accrued liabilities	194,721
Unearned revenue	297,518
Deferred tax liability	1,183,927
Total liabilities assumed	1,676,166
Net assets acquired	$5,986,847

Purchase consideration:
Cash paid at closing	$4,801,000
Earn out consideration	1,185,847
Total purchase consideration	$5,986,847

Under the Purchase Agreement, the following post-closing adjustments will be made:

(a)
if the Closing Working Capital as defined in the Purchase Agreement as shown on the closing date balance sheet: (i) is less than CDN$200,000 (US$192,000 at the Closing Date), the Closing Amount shall be reduced on a dollar for dollar basis by the amount of the shortfall; (ii) is greater than CDN$200,000 (US$192,000 at the Closing Date), the Closing Amount shall be increased on a dollar for dollar basis by the amount of such excess; and (iii) is equal to than CDN$200,000 (US$192,000 at the Closing Date), there shall be no adjustment to the Closing Amount as a result of this provision; and

(b)
the Closing Amount shall be reduced on a dollar for dollar basis by the amount of any liabilities of Apex on the Closing Date as shown on the closing date balance sheet, including any taxes payable and indebtedness of Apex (other than the executory obligations under contracts and all accounts payable and accrued liabilities of Apex incurred in the ordinary course of business) and excluding any liabilities otherwise adjusted pursuant to (a) above.

Pursuant to the above, a working capital adjustment of approximately $412,000 was recorded at the Closing Date.  At the balance sheet current translation rate, $422,000 is recorded as due from related party on the Company’s unaudited condensed consolidated balance sheet as of June 30, 2012.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

In addition, if EBITDA of Apex for the twelve months ending July 31, 2013 (“2013 EBITDA”), is equal to or less than CDN$2,000,000 (US$1,920,000 at the closing date), then Apex shall pay an amount equal to the product of the 2013 EBITDA multiplied by four less $4,801,000 (“2013 EBITDA Basic Earn Out Amount”), up to a maximum of CDN$3,000,000 (US$2,881,000 at the Closing Date).  An amount equal to 22.22% of the 2013 EBITDA Basic Earn Out Amount shall be paid in cash and the balance shall be paid by Apex issuing a subordinated convertible note (“Note”).

Under the terms of the Note, Apex will pay the principal sum due on the Note in eight quarterly payments beginning on January 31, 2014 (“Installment Dates”).  Interest from and after August 1, 2013, shall be paid in arrears on the last day of each calendar quarter commencing on January 31, 2014.  The interest rate shall be determined as follows:

(i)	9% per annum, calculated and compounded quarterly before November 1, 2014; and

(ii)	11% per annum, calculated and compounded quarterly after October 31, 2014;

(iii)
except, however, that, if, during the term of the Note, the Company raises Net Equity Capital (as defined in the Note) in an amount greater than CDN$5,000,000 and this Note is not repaid in full within 30 days from the date that the Company receives such Net Equity Capital, the interest rate otherwise provided in the Note shall be 15% per annum from the end of such 30-day period to the first anniversary thereof and 20% per annum thereafter to the date of payment in full.

The Note is convertible, only on each Installment Date, at the option of the Note holder, into shares of the Company’s common stock at a conversion price that is equal to the greater of the market price of the Company’s common stock on the day prior to the conversion, or a $1.00.  The shares issuable under the Note will be restricted but will have certain piggy back registration rights as set forth in the Purchase Agreement.

If the 2013 EBITDA is greater than CDN$2,000,000 (US$1,920,000), then Apex shall pay an amount (the “2013 EBITDA Additional Earn Out Amount”) by which the dollar-for-dollar 2013 EBITDA exceeds CDN$2,000,000 ($1,920,000 at the Closing Date), up to a maximum of CDN$500,000 (US$480,000 at the Closing Date).  The 2013 EBITDA Additional Earn Out shall be paid by the issuance of shares of the Company’s common stock.  The number of shares to be issued shall be determined by the amount due divided by the 30 day average daily closing price of the shares of the Company’s common stock in the month of July 2013.  The shares issued will be restricted but will have certain piggy back registration rights as set forth in the Purchase Agreement.

The obligations of Apex under the Purchase Agreement are guaranteed by the Company.

The 2013 EBITDA Basic Earn Out Amount and 2013 EBITDA Additional Earn Out Amount was recorded as additional purchase price consideration and the fair value was estimated by using a Monte Carlo simulation model to calculate the present value of the earn out and determine the probability of reaching the earn out milestones.  The Company simulated the EBITDA in the earn out periods by varying the following inputs:

●	Revenue – Earn out period revenue was simulated based on management’s projected revenue and a standard deviation based on revenue variance shown throughout management’s 2012 - 2014 projections.

●
Cost of Goods Sold (“COGS”) Margin – Earn out period COGS margin was simulated based on management’s projected margin and a standard deviation based on COGS margin variance shown throughout management’s 2012 - 2014 projections.

●
General and Administrative Expenses (“G&A”) – Earn out period G&A expense was simulated based on management’s projected G&A expense and a standard deviation based on G&A expenses variance shown throughout management’s 2012 - 2014 projections.

Once the EBITDA was simulated in the earn out period, the Company then determined the amount of the 2013 EBITDA Basic Earn Out and the 2013 EBITDA Additional Earn Out that was achieved.

The present value of the total earn out amount was calculated using a discount rate of 19.7%.  The discount rate was determined based on: (i) a discount rate of 16.0% based on the cost of equity less 2.0 percent specific risk premium since the earn out period is only for one year, plus (ii) a counterparty risk of 3.7% based on the after-tax estimated cost of debt.  The fair value of the 2013 EBITDA Basic Earn Out Amount and 2013 EBITDA Additional Earn Out Amount was calculated to be approximately CDN$1,076,000 (US$1,033,000 at the Closing Date).  At the balance sheet current translation rate, $1,058,000 is recorded in accrued earn out consideration in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2012.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

As part of the Purchase Agreement, the Company is obligated to pay bonus consideration to the CEO of Apex. Such bonus is considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not the CEO’s employment is retained.  The fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Closing Date).  At the current balance sheet translation rate, $156,000 is recorded in accrued earn out consideration in the Company’s unaudited condensed consolidated balance sheet as of June 30, 2012. See further discussion regarding the terms and provisions of the agreement at Note 11.

The fair value of the intangible assets acquired at June 4, 2012, and the estimated useful lives over which they are being amortized are:

	Fair Value	Estimated Useful Life

Customer relationships	$1,536,320	9 years
ApexWare software	2,483,077	3.5 years
Trade name	432,090	7 years
Covenant not to compete	14,403	1 year

	$4,465,890

Amortization of customer relationships and trade names are calculated on the discounted cash flow methodology to more properly reflect the greater useful life of the assets in the early years while the proprietary software, ApexWare, is amortized using proportional revenue approach and the covenant not to compete is amortized on a straight-line basis.

The transaction resulted in a purchase price residual  at the Closing Date of approximately $2,449,000 for goodwill, representing the financial, strategic and operational value of the transaction to DecisionPoint.  Goodwill is attributed to the premium that the Company was willing to pay to obtain the value of the Apex business and the synergies created with the integration of key components of a commercial infrastructure.  The total amount of the goodwill acquired is not deductible for tax purposes.

On June 4, 2012, Apex entered into a Credit Agreement (“RBC Credit Agreement”) with Royal Bank of Canada (“RBC”), pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000 (US$2,641,000 at the Closing date), including a revolving demand facility with an authorized limit of CDN$200,000 (US$192,000 at the Closing Date) (Note 6).  In addition, Apex entered into a Loan Agreement (”BDC Loan Agreement”) with BDC Capital Inc. (“BDC”), a wholly-owned subsidiary of Business Development Bank of Canada, pursuant to which  BDC made available to Apex a term credit facility (“BDC Credit Facility”) in the aggregate amount of CDN$1,700,000 (US$1,632,000 at the Closing Date) (Note 7). Further, the Company drew amounts under its line of credit with SVB (Note 6) to fund the remainder of the cash purchase price.

Pro Forma Financial Information:

The following summarizes the Company’s unaudited combined results of operations for the three and six months ended June 30, 2012 and 2011: (000’s except per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011

Net revenues	$18,210	$13,876	$37,241	$27,397
Net loss	$(1,532)	$(4,263)	$(2,232)	$(6,230)

Net loss per share - basic and fully-diluted	$(0.20)	$(0.85)	$(0.30)	$(1.29)

Included in the pro forma combined results of operations, for the three and six months ended June 30, 2012 and 2011, are the following adjustments: (i) amortization of intangible assets of $229,000, $355,000, $572,000 and $704,000, respectively and (ii) a net increase in interest expense of $116,000, $181,000, $291,000 and $358,000, respectively.  Net loss per share assumes the 325,000 shares issued in connection with the Apex acquisition (see discussion at Note 8) are outstanding for each period presented.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the Apex acquisition been completed as of the beginning of the period presented, nor should it be taken as indicative of the Company’s future consolidated results of operations.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The following summarizes the transactions effecting goodwill through June 30, 2012:

Balance at January 1, 2012	$5,538,466
Acquisition of Apex in June 2012	2,448,969
Effect of currency translation on Apex	58,686

Balance at June 30, 2012	$8,046,121

As of June 30, 2012 and December 31, 2011, the Company’s intangible assets and accumulated amortization consist of the following:

	June 30, 2012
		Accumulated
	Gross	Amortization	Net

Customer relationships	$3,243,136	$(481,444)	$2,761,692
Contractor and resume databases	675,000	(202,500)	472,500
Tradename	752,445	(107,236)	645,209
Software	2,616,581	(116,038)	2,500,543
Covenant not to compete	14,748	(2,104)	12,644

	$7,301,910	$(909,322)	$6,392,588

	December 31, 2011
		Accumulated
	Gross	Amortization	Net

Customer relationships	$1,670,000	$(279,000)	$1,391,000
Contractor and resume databases	675,000	(135,000)	540,000
Tradename	310,000	(64,000)	246,000
Software	74,000	(37,000)	37,000

	$2,729,000	$(515,000)	$2,214,000

The effect of foreign currency translation on the goodwill and intangible assets is $59,000 and $107,000, respectively.

NOTE 6 – LINES OF CREDIT

The Company has a $10.0 million revolving line of credit with Silicon Valley Bank (“SVB”) which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement (“SVB Loan Agreement”).  Under the SVB Loan Agreement as amended, SVB has also provided the Company with a term loan as discussed at Note 7.  The SVB Loan Agreement is secured by substantially all the assets of the Company and matures in February 2013.  As of June 30, 2012, the outstanding balance on the line of credit was approximately $2.9 million and the interest rate is 7.5%.  The line of credit has a certain financial covenant and other non-financial covenants.  As of June 30, 2012, the Company was in compliance with these covenants.

Availability under the line of credit was approximately $6.0 million as of June 30, 2012.

The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the Loan Agreement.  No letters of credit were outstanding as of June 30, 2012 or December 31, 2011.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Under the RBC Credit Agreement, the revolving demand facility allows for borrowings up to CDN$200,000 based upon eligible accounts receivable.  Interest is based on the Royal Bank Prime (“RBP”) plus 1.5% and is payable on demand.  As of June 30, 2012, the outstanding balance on the line of credit was $50,000 and the interest rate is 4.5%.  The RBC Credit Agreement is secured by the assets of Apex.  The revolving demand facility has certain financial covenants and other non-financial covenants.  As of June 30, 2012, Apex was in compliance with these covenants.

For the six months ended June 30, 2012 and 2011, the Company’s interest expense for the lines of credit, including amortization of deferred financing costs, was approximately $141,000 and $216,000, respectively.

RBC and SVB entered into a subordination agreement, pursuant to which RBC agreed to subordinate any security interest in assets of the Company granted in connection with the RBC Credit Agreement to SVB’s security interest in assets of the Company.

Under the RBC Credit Agreement, the lender provided Apex with a term loan as discussed at Note 7.

NOTE 7 – TERM DEBT

Term debt as of June 30, 2012, consists of the following:

				Amortization	Effect of
	Balance			of Note	Currency	Balance
	January 1, 2012	Additions	Payments	Discount	Translation	June 30, 2012

RBC term loan	$-	$2,400,500	$-	$-	$57,525	$2,458,025

BDC term loan	-	1,632,340	-	-	39,117	1,671,457

SVB term loan	2,000,000	-	(500,000)	-	-	1,500,000
Note discount	(29,840)	-	-	12,788	-	(17,052)
SVB term loan, net	1,970,160	-	(500,000)	12,788	-	1,482,948

Total debt	$1,970,160	$4,032,840	$(500,000)	$12,788	$96,642	5,612,430

Less current portion						(1,919,340)

Debt, net of current portion						$3,693,090

RBC Term Loan -- On June 4, 2012, Apex entered into the RBC Credit Agreement with RBC described in Notes 4 and 6, pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000, including a term facility (“RBC Term Loan”) in the amount of CDN $2,500,000 (US$2,400,500 at the Closing Date).  The RBC Term Loan accrues interest at RBP plus 4% (7% at June 30, 2012).  Principal and interest is payable over a three year period at a fixed principal amount of CDN $69,444 a month beginning in July 2012 and continuing through June 2015.  Apex paid approximately $120,000 in financing costs, which has been recorded as deferred financing costs in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2012, and is being amortized to interest expense over the term of the loan.

In addition, the RBC Term Loan calls for mandatory repayments based on 20% of Apex’s free cash flow as defined in the RBC Credit Agreement, before discretionary bonuses based on the annual year end audited financial statements of Apex, beginning with the fiscal year ended December 31, 2012, and payable within 30 days of the delivery of the annual audited financial statements, and continuing every six months through December 31, 2014.  This amount is estimated to be $80,000 and is included in the current portion of debt on the accompanying unaudited condensed consolidated balance sheets.

BDC Term Loan -- On June 4, 2012, Apex also entered into the BDC Loan Agreement as described in Note 4, pursuant to which BDC made available to Apex a term credit facility (“BDC Term Loan”) in the aggregate amount of CDN $1,700,000 (USD $1,632,340 at the Closing Date).  The BDC Term Loan accrues interest at the rate of 12% per annum, and matures on June 23, 2016, with an available one year extension for a fee of 2%, payable at the time of extension.  In addition to the interest payable, consecutive quarterly payments of CDN$20,000 as additional interest are due beginning on June 23, 2012, and subject to compliance with bank covenants, Apex will make a mandatory annual principal payment in the form of a cash flow sweep which will be equal to 50% of the Excess Available Funds (as defined by the BDC Loan Agreement) before discretionary bonuses based on the annual year end audited financial statements of Apex.  The maximum annual cash flow sweep in any year will be CDN$425,000.  As of June 30, 2012, the Company estimates that the cash sweep will be approximately $20,000 and as such, this amount is included in the current portion of debt on the accompanying unaudited condensed consolidated balance sheets.  Such payments will be applied to reduce the outstanding principal payment due on the maturity date.  In the event that Apex’s annual audited financial statements are not received within 120 days of its fiscal year end, the full CDN$425,000 becomes due and payable on the next payment date.  Apex paid approximately $70,000 in financing costs which has been recorded as deferred financing costs in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2012, and is being amortized to interest expense over the term of the loan.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The terms of the BDC loan agreement also provide for a fee to BDC in the event of the occurrence of any of the following:

(a) if 50% or more of any company comprising Apex or the Company (consolidated assets or shares) is sold or merged with an unrelated entity; or

(b) if there is a change of control of Apex and/or the Company prior to the Maturity Date or any extended maturity date of the BDC Tern Loan,

then, Apex will pay to the BDC a bonus in an amount equal to 2% of the aggregate value of Apex and the Company determined as at the closing date of such transaction, which bonus shall become due and payable at the time of the closing of such transaction. Notwithstanding any prepayment of the BDC Term Loan, the bonus and Apex’s obligation to pay same to the BDC will remain in full force and effect until the maturity date or any amended or extended maturity date agreed by the BDC such that in the event of any sale, initial public offering or similar transaction, Apex’s obligation to pay the bonus amount to the BDC will survive such prepayment.

In connection with the BDC Loan Agreement, the RBC Credit Agreement, and the Purchase Agreement, on June 4, 2012, the Company entered into a consent and waiver agreement (“Consent and Waiver”) with Sigma Opportunity Fund II, LLC (“Sigma Opportunity Fund”), Sigma Capital Advisors (“Sigma Advisors”), and Donald W. Rowley (the Company’s Chief Financial Officer) ( Note 9).

SVB Term Loan - On December 31, 2010, pursuant to an Assumption and Amendment to Loan and Security Agreement ("Amended SVB Loan Agreement"), the Company borrowed $3.0 million from Silicon Valley Bank (“SVB”).  The SVB Term Loan was due in 36 equal monthly installments of principal plus interest beginning on February 1, 2011.  On May 20, 2011, pursuant to a Consent and Amendment to Loan and Security Agreement (“Amendment”), the maturity date was amended to April 30, 2012, with the remaining principal due on that date to be paid as a balloon payment.  See below for amendment on September 27, 2011.  The principal amount outstanding under the Term Loan accrues interest at a fixed rate equal to 9% per annum.  In addition, a final payment equal to 2% of the aggregate amount of the Term Loan is due on the earlier of the maturity date or the date the Term Loan is prepaid.  This final payment of $60,000 has been recorded as a discount to the SVB Term Loan, which is being amortized to interest expense through December 2013, using the effective interest method.

The SVB Term Loan is secured by substantially all of the assets of the Company.  The Amended SVB Loan Agreement includes various customary covenants, limitations and events of default.  Pursuant to the Amendment, the Company was, among other requirements, to maintain a minimum fixed charge ratio increasing from at least 1.10 to 1.00 in the first quarter of 2011.  This requirement was amended to a fixed charge ratio at least 1.75 to 1.00 over the life of the Term Loan.  The Amended SVB Loan Agreement also maintains certain additional affirmative and negative covenants, including minimum tangible net worth and limitations on incurring additional indebtedness.  As of June 30, 2012, the Company was in compliance with all of its covenants.

On September 27, 2011, pursuant to a Limited Waiver and Amendment to Loan and Security Agreement, the Loan Agreement was amended and certain covenants were replaced or modified resulting in the Company being in full compliance at September 30, 2011.  In addition, the maturity date was extended to the earlier of the maturity of the line of credit (see Note 6) or December 1, 2013, the original maturity of the SVB Term Loan and the principal is due in equal installments with no balloon payment.

For the six months ended June 30, 2012 and 2011, the Company’s interest expense on the term debt, including amortization of deferred financing costs, was approximately $144,000 and $349,000, respectively.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue two classes of stock designated as common stock and preferred stock.  As of June 30, 2012, the Company is authorized to issue 110,000,000 total shares of stock.  Of that amount, 100,000,000 shares shall be common stock, each having a par value of $0.001.  The remaining 10,000,000 shares shall be preferred stock, each having a par value of $0.001.

(a) Cumulative Convertible Preferred Stock

A summary of the Preferred Stock outstanding as of June 30, 2012, is as follows:

Description	Amount

Series A Preferred, $0.001 par value per share, 500,000 shares designated,
269,608 shares issued and outstanding, liquidation preference of $975,000
plus cumulative dividends of $246,168	$1,221,168
Series B Preferred, $0.001 par value per share, 500,000 shares designated,
131,347 shares issued and outstanding, liquidation preference of $380,000
plus cumulative dividends of $47,169	427,169
Series C Preferred, $0.001 par value per share, 5,000,000 shares designated,
1,415,334 shares issued and outstanding, liquidation preference of $9,058,114
plus imputed dividends of $376,443	4,905,512

Total cumulative convertible preferred stock	$6,553,849

The stated value of the Series A Preferred and Series B Preferred is $4.00 per share and $3.20 per share, respectively, which approximates their respective fair values.  The stated value of the Series C Preferred is $3.20 per share and the estimated fair value at the time of issuance on June 30, 2011, was $3.73 per share.  The stated value of the Series C Preferred is included in Cumulative Convertible Preferred Stock and the difference between the stated value and the estimated fair value is included in additional paid-in capital in the accompanying unaudited condensed consolidated balance sheets.  The rights, preferences, privileges and restrictions of the Series A, Series B, and Series C Preferred Stock (collectively, the “Preferred Stock”) are set forth in the Company’s Amended and Restated Certificate of Incorporation, and are summarized as follows:

Dividends - The holders of the Series A and Series B Preferred Stock shall be entitled to receive, when, as, and if declared by the Board of Directors, dividends at an annual rate of 8% of the stated value.  The stated value of the Series A Preferred is $4.00 per share and the stated value of the Series B Preferred is $3.20 per share.  Dividends shall be cumulative and shall accrue on each share of the outstanding Preferred Stock from the date of its issue.  The holders of the Series C Preferred shall be entitled to receive when and as declared by the Board of Directors, cumulative dividends payable per share in arrears, on March 31, June 30, September 30 and December 31 of each year in the form of cash or preferred stock, at the election of a majority in interest of the Series C Preferred Stock.  The dividend rate, as adjusted from time to time on each share of Series C Preferred was as follows through June 3, 2012: 8% per share per annum on the stated value of $3.20 per share for the period from the date of its issue through the last day of the sixteenth (16th) month after the date of its issue; 12% per share per annum on the stated value commencing on the first day of the seventeenth (17th) month through the last day of the thirtieth month (30th) after the date of its issue; and 20% per share per annum on the stated value for each dividend period thereafter commencing on the first day of the thirty-first (31st) month after the date of its issue.  Notwithstanding the foregoing, if at any time a breach event (as defined in the Company’s Articles of Incorporation) occurs, then the dividend rate shall be 20% per annum on the stated value for each dividend period or part thereof in which a breach event has occurred or is outstanding.  The Series C Preferred shall, with respect to dividend rights, rank senior to all classes and series of the Company’s common stock and pari passu with the Company’s Series A and Series B Preferred Stock.  On June 4, 2012, in connection with the Consent and Waiver as discussed in Note 7 and described in (b) below, the dividend rate was increased to 20% in perpetuity and as such, no additional imputed dividends will be accrued.

Pursuant to the dividend rights of the holders of the Series C Preferred, the Company has accrued for cash dividends payable due as of June 30, 2012 and December 31, 2011, in the amount of $160,851 and $90,582, respectively.  This amount is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheets.  Imputed dividends relating to the implied discount resulting from the difference between the stepped dividend rate and the perpetual dividend rate of 20% for the Series C Preferred through June 3, 2012, total $376,433 and are included as an adjustment to retained earnings and preferred stock in the accompanying unaudited condensed consolidated financial statements.

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

(b) Common Stock

In connection with the BDC Loan Agreement, the RBC Credit Agreement, and the Purchase Agreement described in Notes 4, 6 and 7, on June 4, 2012, the Company entered into the Consent and Waiver with Sigma Opportunity Fund II, LLC (“Sigma Opportunity Fund”), Sigma Capital Advisors (“Sigma Advisors”), and Donald W. Rowley (the Company’s Chief Financial Officer - see Note 13).  Pursuant to the Consent and Waiver:

o
Sigma Opportunity Fund and Sigma Advisors agreed that they would not exercise their demand registration rights under the Investor Rights Agreement, dated June 30, 2011, among the Company, Sigma Opportunity Fund and Sigma Advisors until the earlier of the date the number of shares of the Company’s common stock issuable to the sellers pursuant to the 2013 EBITDA Additional Earn Out Amount have been determined or June 30, 2013.

o
The Company paid Sigma Advisors a fee of $400,000, and Sigma Advisors agreed that no further payments will be due under the Advisory Services Agreement, dated May 18, 2011, between the Company and Sigma Advisors, with respect to the Purchase Agreement, the BDC Loan Agreement, the RBC Credit Agreement, and the transactions contemplated thereunder.  This amount is included in the total transaction costs outlined in Note 4.

o
Sigma Opportunity Fund waived certain provisions of the exchange agreement, dated June 30, 2011, between the Company and Sigma Opportunity Fund, and the Certificate of Designation of Series C Preferred Stock (the “Certificate of Designation”), as they relate to the Purchase Agreement, the BDC Loan Agreement, and the RBC Credit Agreement, and the transactions contemplated thereunder.

o
Effective June 4, 2012, the dividend rate on the Series C Preferred (as defined in the Certificate of Designation) will be 20%, the definition of Breach Event included in the Certificate of Designations will include any default under the Consent and Waiver, under the loan documentation with any lender to the Company, its subsidiaries or affiliates, and any breach or default under any agreement relating to the acquisition of Apex.  The parties will negotiate in good faith until November 15, 2012, relating to any other changes to the Certificate of Designation that the parties may wish to agree upon in order to protect the interests of the holders of the Series C Preferred Stock and the Company will file such mutually agreeable amended Certificate of Designation within two weeks thereafter.  On June 4, 2012, the dividend rate was increased to 20% in perpetuity, and as such, no additional imputed dividends will be accrued.

o
If the parties are unable to agree as to the form of revised Certificate of Designations within such period, the Company will amend the Certificate of Designation within two weeks thereafter as set forth in the first sentence of this paragraph and previously committed options to purchase common stock will be issued (not to exceed 100,000 shares) at the then fair market value (being the closing price on the day prior to issuance) per share pursuant to the Company’s equity compensation plan, thereby causing the Conversion Value (as defined in the Certificate of Designation) of the Series C Preferred Stock to be reset to such fair market value.   The fair value of the options will be calculated on the date of grant.

o
The Company has issued 272,727 shares of common stock to Sigma Opportunity Fund, 25,000 shares of common stock to Sigma Advisors, and 27,273 shares of common stock Donald W. Rowley in consideration of the agreement to delay exercise of its demand registration right.  The shares were recorded as an expense of $341,250 in general and administrative expense based on the closing price of the Company’s stock on the date of the transaction.

o
Effective upon the increase in the dividend rate, the interest rate on the balance of the AP Amount (as defined in the Agreement among the Company, Sigma Opportunity Fund and Donald W. Rowley, dated June 30, 2011) will increase to 25% per annum.  On June 4, 2012, the interest rate was increased to 25%,

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

(c) Warrants

The following summarizes information about the Company’s outstanding common stock warrants as of June 30, 2012:

				Total		Weighted
				Warrants	Total	Average
	Date		Strike	Outstanding	Exercise	Exercise
	Issued	Expiration	Price	and Exercisable	Price	Price

Senior Subordinated Notes	12/01/09	12/17/14	3.62	138,260	500,000	$-
Senior Subordinated Notes	12/01/09	12/17/14	4.34	138,260	600,000	-

				276,520	$1,100,000	$3.98

NOTE 9 - STOCK OPTION PLAN

In December 2010, the Company established the 2010 Stock Option Plan (the “Plan”).  The Plan authorizes the issuance of 1,000,000 shares of common stock. Pursuant to the terms of the Merger Agreement, the Company assumed all of Old DecisionPoint’s obligations under their outstanding stock option plans.

Under the Plan, common stock incentives may be granted to officers, employees, directors, consultants, and advisors.  As of June 30, 2012, incentives under the Plan may be granted only in the form of non-statutory stock options and all stock options of Old DecisionPoint that were assumed by the Company became non-statutory options on the date of the assumption.

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

A summary of the status of the Plans as of June 30, 2012, and information with respect to the changes in options outstanding is as follows:

			Weighted -
	Options		Average	Aggregate
	Available	Options	Exercise	Intrinsic
	for Grant	Outstanding	Price	Value

January 1, 2012	298,037	701,963	$2.02
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
June 30, 2012	298,037	701,963	$2.02	$-

Exercisable options at June 30, 2012		525,162	$1.97	$-

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes information about stock options outstanding as of June 30, 2012:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$1.33 - 2.03	422,728	2.86	$1.68	407,491	2.80	$1.67
$2.06 - 4.34	264,949	7.86	2.28	103,385	6.21	2.46
$7.00	14,286	0.48	7.00	14,286	0.48	7.00

Total	701,963	4.70	$2.02	525,162	3.41	$1.94

The total fair value of awards vested for the six month periods ended June 30, 2012 and 2011, was $72,664 and $1,261, respectively.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period.  No stock options were granted during the six months ended June 30, 2012.

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

The Company has no material historical basis for determining expected forfeitures as of period end and, as such, compensation expense for stock-based awards does not include an estimate for forfeitures in the current period.

Employee stock-based compensation costs for the six months ended June 30, 2012 and 2011, was approximately $39,000 and $119,000, respectively, and is included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.  As of June 30, 2012, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was $220,000 which is expected to be recognized over a weighted-average vesting period of 3.92 years.

NOTE 10 – ESOP PLAN

The Company has an Employee Stock Ownership Plan (the “ESOP”) which covers all non-union employees.  The Company’s contribution expense for the six months ended June 30, 2012, was $90,000 representing approximately $66,000 for the ESOP principal payment and $24,000 for the ESOP interest.  ESOP shares are allocated to individual employee accounts as the loan obligation of the ESOP to the Company is reduced.  These amounts were previously calculated on an annual basis by an outside, independent financial advisor.   Compensation costs relating to shares released are based on the fair value of shares at the time they are committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for the six months ended June 30, 2012 was approximately $67,000.  The fair value of the shares was $1.28 per share, based on the average of the daily market closing share price.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its office and warehouse facilities under various operating leases.  Its corporate headquarters and sales operations, including sales administration, software development, depot operation and the financial management were located in Foothill Ranch, California where the Company leased 7,500 square feet of office space.  The monthly rental expense was $7,765, and the lease expired in July 2012.  In May 2012, the Company entered into a new office lease agreement for 10,325 square feet beginning in July 2012.  Monthly base rent is $12,390 per month and the lease expires in July 2017.

In addition, the Company has a lease for 4,100 square feet in Shelton, Connecticut for its East coast sales and operations which expires in April 2015.  The Company also leases 6,800 square feet in Edison, New Jersey, at $5,500 per month, which expires in December 2014.  The Company has a sales and administrative office located in Alpharetta, Georgia where it leases 4,330 square feet for general office purposes.  The lease expires in April 2015.  In addition, the Company has a lease for 4,800 square feet in Alpharetta, Georgia for its technology lab center which expired in April 2012.  During April, the lease was extended for an additional 3 years until April 2015, under the same terms and conditions.

Effective upon the Closing Date of the purchase of Apex in June 2012, the Company assumed Apex’s lease of 7,800 square feet in Burlington, Ontario, Canada, which expires in March 2016.

Rent expense for the six months ended June 30, 2012 and 2011, was $194,000 and $215,000, respectively.

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

Under the Company’s bylaws, directors and officers have certain rights to indemnification by the Company against certain liabilities that may arise by reason of their status or service as directors or officers.  The Company maintains director and officer insurance, which covers certain liabilities arising from the obligation to indemnify directors and officers and former directors in certain circumstances.  No material indemnification liabilities were accrued at June 30, 2012.

The Company has two employment agreements with two of its key executive officers.  Additionally, the Company has an employment agreement with the CEO of Apex.  The agreements do not provide for any material, out of ordinary course of business provisions or benefits other than the bonus feature included in the employment agreement of the Apex CEO.  The Company is obligated to pay the bonus regardless of whether the CEO’s employment is retained.  The terms and provisions of the bonus are as follows:

▪
Apex shall pay the CEO an amount equal to 8.75% of the amount, if any, by which the 2013 net revenues for the twelve month period ending July 31, 2013 (the “2013 Net Revenues”) exceed the net revenues for the twelve month period ending July 31, 2011 (the 2011 Net Revenues”).

▪
Apex shall pay the CEO an amount equal to 8.75% of the amount, if any, by which the 2014 net revenues for the twelve month period ending July 31, 2014 (the “2014 Net Revenues”) exceed the greater of: (i) the 2011 Net Revenues and (ii) the 2013 Net Revenues.

▪
Apex shall pay the CEO an amount equal to 8.75% of the amount, if any, by which the 2015 net revenues for the twelve month period ending July 31, 2014 exceed the greatest of: (i) the 2011 Net Revenues, (ii) the 2013 Net Revenues and (iii) the 2014 Net Revenues.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 12 - RELATED PARTIES

The Company purchases and sells certain products and services from iTEK Services, Inc. (“iTEK”), a privately held company owned by an unrelated ESOP.  iTEK is affiliated with the Company through limited overlapping management and Board representation by the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  During the six months ended June 30, 2012 and 2011, the Company purchased products and services for $29,000 and $273,000, respectively, from iTEK.  Amounts due to iTEK were approximately $12,000 and $207,000, at June 30, 2012 and 2011, respectively.  Purchases from iTEK are on similar terms that Company would have received from an unrelated third-party.

The Company has accounts payable to its CFO (Note 13), of approximately $976,000 and $855,000 at June 30, 2012 and December 31, 2011, respectively, including accrued interest.  The outstanding accounts payable balance accrued interest at 12% per annum until June 4, 2012, at which time the interest rate increased to 25% pursuant to the Consent and Waiver described in Note 8.  The Company incurred interest expense to these related parties totaling approximately $63,000 and $209,000, for the six months ended June 30, 2012 and 2011, respectively.

The Company has a related party receivable of $422,000 from the seller of Apex in connection with the Working Capital requirement as defined in Purchase Agreement and described in Note 4.

NOTE 13 - SUBSEQUENT EVENT

Acquisition of Illume - On July 31, 2012 (“Illume Closing Date”), the Company consummated an asset purchase agreement with MacroSolve, Inc.  Pursuant to the asset purchase agreement, the Company purchased the business (including substantially all the related assets) of the seller’s Illume Mobile division (“Illume Mobile”), for a purchase price of $1,000,000, of which $250,000 was paid in cash and $750,000 was paid in the form of 617,284 shares of the Company’s common stock.  The number of shares to be issued was based on a value of $1.215 per share which was based on the volume weighted-average trading price of the Company’s common stock over the twenty trading days prior to the Illume Closing Date.  The trading price of the Company’s common stock on the close of July 31, 2012 was $1.13 per share.  Accordingly, the Company any has valued the shares issued in conjunction with the acquisition at $698,000.  Pursuant to the asset purchase agreement, the Company may be required to make an additional payment (“Additional Payment”) to the Seller of up to $500,000 of which 50% will be paid in cash, and 50% will be paid in shares of the common stock of the Company.  The value of the shares will be based on the closing price of the Company’s common stock on the one year anniversary of the Illume Closing Date.  The Additional Payment will be paid within 30 days of the one year anniversary of the Closing Date. The Company is currently valuing the contingent purchase consideration in conjunction with its accounting for the purchase in its third quarter of the current fiscal year. Please see the Company’s filed Form 8-K, dated July 31, 2012 for further information.  The Company shall prepare and file an amended Form 8-K/A, if required, to include audited historical financial statements of Illume Mobile under Regulation S-X, Rule 8-05.

Separation Agreement - On July 23, 2012, the Company and Donald W. Rowley (“DWR”) entered into a Separation Agreement and General Release (“Separation Agreement”).  Pursuant to the Separation Agreement, DWR resigned as the Company’s Chief Financial Officer and Director as of July 23, 2012, and as an employee of the Company on July 23, 2012.  Pursuant to the Separation Agreement, the Company agreed to pay DWR a total of $205,292 in equal installments in accordance with the Company’s payroll cycle beginning on August 1, 2012 through December 31, 2012.  The Separation Agreement also contains a general release from DWR.

Under the Separation Agreement, the Company also acknowledged that it owes DWR the amount of $890,633 as of July 23, 2012, which will be paid in accordance with an Accounts Payable Payment Plan agreement, between the Company and DWR dated July 23, 2012 (“Accounts Payable Agreement”).  Pursuant to the Account Payable Agreement, the Company agreed to pay interest monthly in arrears (beginning on August 1, 2012) to DWR with interest computed daily on the outstanding balance at an annual interest rate of 25%.  Under the Accounts Payable Agreement, the Company will make payments to DWR of $36,000 per month due on the first day of each month beginning May 1, 2013.

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

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.  Except as may be required under applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements whether as a result more information, future events or occurrences.

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

Acquisition of Apex Systems Integrators, Inc.

On June 4, 2012 (“Closing Date”), pursuant to a Stock Purchase Agreement (“Purchase Agreement”), we acquired all of the issued and outstanding shares of Apex Systems Integrators Inc. (“Apex”), a corporation organized under the laws of the Province of Ontario, Canada.  Apex is a leading provider of wireless mobile work force software solutions.  Its suite of products utilizes the latest technologies to empower the mobile worker in many areas including merchandising, sales and delivery; field service; logistics and transportation; and, warehouse management.  Its clients are North American companies that are household names whose products and services are used daily to feed, transport, entertain and care for people throughout the world.

In consideration for the shares of Apex, we paid CDN$5,000,000 (US$4,801,000 at the Closing Date) (“Closing Amount”) in cash.  We could pay up to an undiscounted amount of CDN$3,500,000 (US$3,360,700 at the Closing Date) in consideration of achieving certain levels of adjusted earnings before interest, depreciation, taxes and amortization (“EBITDA”)in the period ended June 2013.  Closing costs and associated expenses either previously paid, payable in cash or recorded as deferred financing costs after the Closing Date total approximately $1.8 million, including the issuance of 325,000 shares of our common stock at the market price of $1.05 per share on the Closing Date.  Of the total amount, approximately $190,000, was reflected as deferred financing costs and the remainder was reflected as a charge to selling, general and administrative expenses in our historical financial statements as follows: 1) fourth quarter ended December 31, 2011: $46,000; 2) first quarter ended March 31, 2012: $351,000; and 3) second quarter ended June 30, 2012: $1,213,000.  The transaction was accounted for using the purchase method of accounting and the operating results for Apex have been consolidated into our results of operations beginning on June 5, 2012.  We funded the purchase of Apex through borrowings as further explained below.

The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.  The following table summarizes the fair value of the Apex assets acquired and liabilities assumed at June 4, 2012:

Assets acquired:
Accounts receivable	$242,992
Due from related party	411,926
Other current assets	63,456
Property and equipment	29,780
Intangible assets	4,465,890
Goodwill	2,448,969
Total assets	7,663,013

Liabilities assumed:
Accounts payable and other accrued liabilities	194,721
Unearned revenue	297,518
Deferred tax liability	1,183,927
Total liabilities assumed	1,676,166
Net assets acquired	$5,986,847

Purchase consideration:
Cash paid at closing	$4,801,000
Accrued earn out consideration	1,185,847
Total purchase consideration	$5,986,847

Under the Purchase Agreement, the following post-closing adjustments will be made:

(a)
if the Closing Working Capital as defined in the Purchase Agreement as shown on the closing date balance sheet: (i) is less than CDN$200,000 (US$192,000 at the Closing Date), the Closing Amount shall be reduced on a dollar for dollar basis by the amount of the shortfall; (ii) is greater than CDN$200,000 (US$192,000 at the Closing Date), the Closing Amount shall be increased on a dollar for dollar basis by the amount of such excess; and (iii) is equal to than CDN$200,000 (US$192,000 at the Closing Date), there shall be no adjustment to the Closing Amount as a result of this provision; and

(b)
the Closing Amount shall be reduced on a dollar for dollar basis by the amount of any liabilities of Apex on the Closing Date as shown on the closing date balance sheet, including any taxes payable and indebtedness of Apex (other than the executory obligations under contracts and all accounts payable and accrued liabilities of Apex incurred in the ordinary course of business) and excluding any liabilities otherwise adjusted pursuant to (a) above.

Pursuant to the above, a working capital adjustment of approximately $412,000 was recorded at the Closing Date.  At the current balance sheet translation rate, $422,000 is recorded as due from related party in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2012.

In addition, if EBITDA, of Apex for the twelve months ending July 31, 2013 (“2013 EBITDA”), is equal to or less than CDN$2,000,000 (US$1,920,000 at the Closing Date), then Apex shall pay an amount equal to the product of the 2013 EBITDA multiplied by four less $4,801,000 (“2013 EBITDA Basic Earn Out Amount”), up to a maximum of CDN$3,000,000 (US$2,881,000 at the Closing Date).  An amount equal to 22.22% of the 2013 EBITDA Basic Earn Out Amount shall be paid in cash and the balance shall be paid by Apex issuing a subordinated convertible note (“Note”).

Under the terms of the Note, Apex will pay the principal sum due on the Note in eight quarterly payments beginning on January 31, 2014 (“Installment Dates”).  Interest from and after August 1, 2013, shall be paid in arrears on the last day of each calendar quarter commencing on January 31, 2014.  The interest rate shall be determined as follows:

(i)	9% per annum, calculated and compounded quarterly before November 1, 2014; and

(ii)	11% per annum, calculated and compounded quarterly after October 31, 2014;

(iii)
except, however, that, if, during the term of the Note, we raise Net Equity Capital (as defined in the Note) in an amount greater than CDN$5,000,000 and this Note is not repaid in full within 30 days from the date that we receive such Net Equity Capital, the interest rate otherwise provided in the Note shall be 15% per annum from the end of such 30-day period to the first anniversary thereof and 20% per annum thereafter to the date of payment in full.

The Note is convertible, only on each Installment Date, at the option of the Note holder, into shares of our common stock at a conversion price that is equal to the greater of the market price of our common stock on the day prior to the conversion, or a $1.00.  The shares issuable under the Note will be restricted but will have certain piggy back registration rights as set forth in the Purchase Agreement.

If the 2013 EBITDA is greater than CDN$2,000,000 (US$1,920,000), then Apex shall pay an amount (the “2013 EBITDA Additional Earn Out Amount”) by which the dollar-for-dollar 2013 EBITDA exceeds CDN$2,000,000 ($1,920,000 at the Closing Date), up to a maximum of CDN$500,000 (US$480,000 at the Closing Date).  The 2013 EBITDA Additional Earn Out shall be paid by the issuance of shares of our common stock.  The number of shares to be issued shall be determined by the amount due divided by the 30 day average daily closing price of the shares of our common stock in the month of July 2013.  The shares issued will be restricted but will have certain piggy back registration rights as set forth in the Purchase Agreement.

The obligations of Apex under the Purchase Agreement are guaranteed by us.

The 2013 EBITDA Basic Earn Out Amount and 2013 EBITDA Additional Earn Out Amount were recorded as additional purchase price consideration and the fair value was estimated by using a Monte Carlo simulation model to calculate the present value of the earn out and determine the probability of reaching the earn out milestones.  We simulated the EBITDA in the earn out periods by varying the following inputs:

●	Revenue – Earn out period revenue was simulated based on management’s projected revenue and a standard deviation based on revenue variance shown throughout management’s 2012 - 2014 projections.

●
Cost of Goods Sold (“COGS”) Margin – Earn out period COGS margin was simulated based on management’s projected margin and a standard deviation based on COGS margin variance shown throughout management’s 2012 - 2014 projections.

●
General and Administrative Expenses (“G&A”) – Earn out period G&A expense was simulated based on management’s projected G&A expense and a standard deviation based on G&A expenses variance shown throughout management’s 2012 - 2014 projections.

Once the EBITDA was simulated in the earn out period, we then determined the amount of the 2013 EBITDA Basic Earn Out and the 2013 EBITDA Additional Earn Out that was achieved.

The present value of the total earn out amount was calculated using a discount rate of 19.7%.  The discount rate was determined based on: (i) a discount rate of 16.0% based on the cost of equity less 2.0 percent specific risk premium since the Earn Out period is only for one year, plus (ii) a counterparty risk of 3.7% based on the after-tax estimated cost of debt.  The fair value of the earn out was calculated to be approximately CDN$1,076,000 (US$1,033,000 at the Closing Date).  At the current balance sheet translation rate, $1,058,000 is recorded in accrued earn out consideration in our unaudited condensed consolidated balance sheet as of June 30, 2012.As part of the Purchase Agreement, we are obligated to pay an additional bonus consideration to the CEO of Apex. Such bonus is considered additional contingent purchase consideration as we are obligated to pay the bonus regardless of whether or not the CEO’s employment is retained.  The fair value of the bonus was calculated to be approximately CDN$160,000 (US$154,000 at the Closing Date).  At the current balance sheet translation rate, $156,000 is recorded in accrued earn out consideration in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2012.

The fair value at June 4, 2012, of the intangible assets acquired and the estimated useful lives over which they are being amortized are:

	Fair Value	Estimated Useful Life

Customer relationships	$1,536,320	9 years
ApexWare software	2,483,077	3.5 years
Trade name	432,090	7 years
Covenant not to compete	14,403	1 year

	$4,465,890

Amortization of customer relationships and trade names are calculated on the discounted cash flow methodology to more properly reflect the greater useful life of the assets in the early years while the proprietary software, ApexWare, is amortized using proportional revenue approach and the covenant not to compete is amortized on a straight-line basis.

The transaction resulted in a purchase price residual at the Closing date of approximately $2,449,000 for goodwill, representing the financial, strategic and operational value of the transaction to us.  Goodwill is attributed to the premium that we were willing to pay to obtain the value of the Apex business and the synergies created with the integration of key components of a commercial infrastructure.  The total amount of the goodwill acquired is not deductible for tax purposes.

On June 4, 2012, Apex entered into a Credit Agreement (“RBC Credit Agreement”) with Royal Bank of Canada (“RBC”), pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000 (US$2,641,000, including a revolving demand facility with an authorized limit of $192,000).  In addition, Apex entered into a Loan Agreement (”BDC Loan Agreement”) with BDC Capital Inc. (“BDC”), a wholly-owned subsidiary of Business Development Bank of Canada, pursuant to which  BDC made available to Apex a term credit facility (“BDC Credit Facility”) in the aggregate amount of CDN$1,700,000 (US$1,632,000) ( Note 7).

Pro Forma Financial Information:

The following summarizes our unaudited combined results of operations for the three and six months ended June 30, 2011, as if the Apex acquisition had occurred on January 1, 2011: (000’s except per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011

Net revenues	$18,210	$13,876	$37,241	$27,397
Net Loss	$(1,532)	$(4,263)	$(2,232)	$(6,230)

Net loss per share - basic and fully-diluted	$(0.20)	$(0.85)	$(0.30)	$(1.29)

Included in the pro forma combined results of operations, for the three and six months ended June 30, 2012 and 2011, are the following adjustments: (i) amortization of intangible assets of $229,000, $355,000, $572,000 and $704,000, respectively and (ii) a net increase in interest expense of $116,000, $181,000, $291,000 and $358,000, respectively.  Net loss per share assumes the 325,000 shares issued in connection with the acquisition (see discussion at note 8) are outstanding for each period presented.

The unaudited pro forma financial information is not intended to represent or be indicative of our consolidated results of operations that would have been reported had the Apex acquisition been completed as of the beginning of the period presented, nor should it be taken as indicative of our future consolidated results of operations.

Recent Business Developments

Retail solution sales have continued to bounce back as the industry is in the beginning stages of a technology upgrade that will enhance retailers’ own competitiveness.  Our tablet-based assisted shopping solution suite for in-store applications is a revenue generation and productivity tool that continues to gain acceptance with existing and new retail customers.  In field mobility applications our major wireless carrier partners are embracing our Grapevine Push-to-Talk solution for enterprise and small business applications.  In addition we recently introduced a number of packaged solutions to be sold through our carrier partners which have been well received by the market.  These encouraging demand trends reinforce our belief that revenue will continue to grow in 2012.

We relocated our Foothill Ranch, CA office to a larger facility in Irvine, CA.  The new facility provides additional space to accommodate the expansion of the Express Depot and staging operation.  Additionally, the new building provides expansion for our technical support team as well as larger customer meeting and product demonstration areas.

An Android version of APEXWare™ Field Service has been ported to a mobile app that went into beta with one account in June 2012.

Company History

DecisionPoint Systems, Inc., formerly known as Comamtech, Inc. (the "Company”, “DecisionPoint”, “we”, “our” or “us”), was incorporated on August 16, 2010, in Canada under the laws of the Ontario Business Corporations Act (“OCBA”).  On June 15, 2011, we entered into a Plan of Merger (“Merger Agreement”) among the Company, its wholly-owned subsidiary, 2259736 Ontario Inc., incorporated under the laws of the Province of Ontario, Canada (“Purchaser”) and DecisionPoint Systems, Inc., (“Old DecisionPoint”).  Pursuant to the Merger Agreement, under Section 182 of the OCBA, on June 15, 2011 (“Effective Date”), Old DecisionPoint merged (“Merger”) into the Purchaser and became a wholly-owned subsidiary of the Company.  Prior to the Merger, Comamtech was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  In connection with the Merger, we changed our name to DecisionPoint Systems, Inc., and the Purchaser changed its name to DecisionPoint Systems International, Inc. (“DecisionPoint Systems International”).  On June 15, 2011, both companies were reincorporated in the State of Delaware.

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

We have two wholly-owned subsidiaries, Apex and DecisionPoint Systems International.  Apex was acquired on June 4, 2012.  DecisionPoint Systems International has two wholly-owned subsidiaries, DecisionPoint Systems Group Inc. (“DPS Group”) and CMAC, Inc.   DecisionPoint Systems International acquired CMAC on December 31, 2010.  CMAC was founded and incorporated in March 1996, and is a logistics consulting and systems integration provider focused on delivering operational and technical supply chain solutions, headquartered in Alpharetta, Georgia.

DPS Group has two wholly-owned subsidiaries, DecisionPoint Systems CA, Inc. and DecisionPoint Systems CT, Inc.  DecisionPoint Systems CA, Inc., formerly known as Creative Concepts Software, Inc. was founded in 1995 and is a leading provider of Enterprise Mobility Solutions.  Enterprise Mobility Solutions are those computer systems that give an enterprise the ability to connect to people, control assets, and transact business from any location by using mobile computers, tablet computers, and smartphones to securely connect the mobile worker to the back office software systems that run the enterprise.  Technologies that support Enterprise Mobility Solutions include national wireless carrier networks, Wi-Fi, local area networks, mobile computers, smartphones and tablets, mobile software applications, middleware and device security and management software.  DecisionPoint Systems CT, Inc. formerly known as Sentinel Business Systems, Inc. was founded in 1976, and has developed over time a family of powerful enterprise data collection software solutions, products and services.  The combined company is a data collection systems integrator that sells and installs mobile devices, software, and related bar coding equipment, radio frequency identification systems technology and provides custom solutions and other professional services.
Following the Merger, the business conducted by us is now the business conducted by Old DecisionPoint prior to the Merger.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations is based upon the unaudited results of operations for the three and six months ended June 30, 2012, as compared to the same periods ended June 30, 2011.  These should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this Form 10-Q along with our Form 10-K, filed with the Securities and Exchange Commission on March 30, 2012.

For comparison purposes, all dollar amounts have been rounded to the nearest million while all percentages are actual.

Comparison of the Quarters Ended June 30, 2012 and 2011

Revenues were $17.8 million for the quarter ended June 30, 2012, compared to $13.2 million for the same period ended June 30, 2011, an increase of $4.5 million or 34.4%.  The increase in revenue was primarily due to the increased field mobility solution sales and increased professional services revenue from our CMAC subsidiary in 2012 as compared to 2011.  The return of normal product availability from our principal hardware vendor enabled us to fulfill our increased field mobility solutions sales in the current period.

During 2011, we experienced decreases in traditional mobility solutions revenue which historically generated lower gross margins, while our field mobility solutions and professional services revenues have continued to grow.  While the slowly improving economic conditions in the U.S. have had a positive effect generally, we have continued to experience greater competitive forces in the market place within our core traditional solutions business.  Major retail chains had deferred new technology implementation and delayed systems’ refresh in recent years.  Conversely, the current economic environment in 2012 has continued to improve slightly whereupon we are continuing to see an increased volume of requests for implementation of new cost saving technology which will enable our customers to compete for the ultimate consumer spending in their retail stores.

Cost of sales were $14.0 million for the quarter ended June 30, 2012, compared to $10.6 million for the quarter ended June 30, 2011, an increase of $3.4 million or 32.5%.  Our gross profit was $3.8 million for the quarter ended June 30, 2012, compared to $2.7 million for the quarter ended June 30, 2011, an increase of $1.1 million or 41.7%.  Our realized gross margin percentage has increased by 1.1% to 21.3% in the 2012 quarter, from 20.2% in the comparable quarter of 2011.  The increase is due to the higher gross margin from our professional services revenue including CMAC and improved utilization of our professional services resources.  We believe that we would have realized even better gross margins had it not been for the very competitive environment for hardware sales across our entire customer base, as noted above.  Additionally, we have continued our increased emphasis on cost control and improved utilization and efficiency of our professional services personnel and related costs.

Selling, general and administrative expenses were $4.8 million for the quarter ended June 30, 2012, compared to $3.5 million for the quarter ended June 30, 2011, an increase of $1.3 million or 38.6%.  Substantially all of the increase was due to significantly higher professional fees and other expenses relating to the acquisition of Apex which closed on June 4, 2012.

Interest expense, which is related to our lines of credit, subordinated debt (in 2011) and our obligations to related parties, was $0.2 million for the quarter ended June 30, 2012, compared to $0.5 million for the quarter ended June 30, 2011.  The $0.3 million decrease in interest expense was the result of lower associated interest expense and charges directly related to the lower amount outstanding on our senior debt, a general decrease in the amount of borrowings under our line of credit and a lower amount due to related parties.

In the quarter ended June 30, 2012, in connection with the Apex acquisition, we obtained two additional new term loan facilities from separate Canadian lenders in the total of amount $4.0 million.  Principal and interest are obligations of Apex.  Expenses directly related to obtaining the financing of $0.2 million were recorded as deferred financing costs and amortized over the term of the respective loans in our unaudited condensed consolidated statements of operations and comprehensive loss as of June 30, 2012.

In the quarter ended June 30, 2011, we sold $4.0 million of secured debt and exchanged that same debt for convertible preferred stock in the same period.  The accrued interest expense and preferred stock issued as relating to the debt exchange along with an additional issuance of common shares, at no cost, were all treated as a loss on debt extinguishment which is recorded as a separate line in ‘other expense’ in our unaudited condensed consolidated statements of operations as of June 30, 2011.  This one-time, non-cash expense totaled $2.6 million.  There were no further expenses related to this transaction in the subsequent period.

Comparison of the Six Months Ended June 30, 2012 and 2011

Net sales were $35.6 million for the six months ended June 30, 2012, compared to $26.0 million for the six months ended June 30, 2011, an increase of $9.6 million or 36.7%.  The increase in net sales in the current six months was due to the revenues earned by CMAC and the sweeping increase in our core revenue from the comparable period in 2011.

Cost of sales was $28.0 million for the six months ended June 30, 2012, compared to $21.0 million for the six months ended June 30, 2011, an increase of $7.0 million or 33.3%, in line with the increase in net sales.  Our gross margin and gross profit were 21.2% and $7.5 million for the six months ended June 30, 2012, respectively, as compared to 19.2% and $5.0 million for the six months ended June 30, 2011, respectively.  We have continued to implement increased cost control for the products and services which we resell, our professional services costs were positively impacted by our better utilization associated with greater recognized revenue from these services in the current six months and therefore, we did realize the higher margins on those services.  We have continued to effectuate personnel reductions in the first six months that will be fully realized in the second half of 2012.

Selling, general and administrative expenses were $8.7 million for the six months ended June 30, 2012, compared to $7.0 million for the six months ended June 30, 2011, an increase of $1.7 million or 24.0%.  The increase in the current six months was primarily the direct result of costs of $1.5 million incurred to complete our acquisition of Apex of which excludes an additional $0.2 million of deferred financing costs.  Balance of the increase was from greater selling and general administration expenses.

Interest expense is primarily related to our lines of credit and term loans, and was $0.3 million for the six months ended June 30, 2012, compared to $0.8 million for the six months ended June 30, 2011, a decrease of $0.5 million.  Interest expense due related parties was $0.1 million in both the 2012 and 2011 periods.  The decrease in interest expense was the result of the exchange of our subordinated notes for preferred stock in June 2011, lower amounts outstanding on our lines of credit and term loans in the first five months of 2012, prior to the issuance of term debt for the Apex financing.

In the period ended June 30, 2012, in connection with the Apex acquisition, we obtained two additional new term loan facilities from separate Canadian lenders in the total of amount $4.0 million.  Principal and interest are obligations of Apex.  Expenses directly related to obtaining the financing of $0.2 million were recorded as deferred financing costs and amortized over the term of the respective loans in our unaudited condensed consolidated statements of operations and comprehensive loss as of June 30, 2012.

In the period ended June 30, 2011, we sold $4.0 million of secured debt and exchanged that same debt for convertible preferred stock in the same period.  The accrued interest expense and preferred stock issued as relating to the debt exchange along with an additional issuance of common shares, at no cost, were all treated as a loss on debt extinguishment which is recorded as a separate line in ‘other expense’ in our unaudited condensed consolidated statements of operations and comprehensive loss as of June 30, 2011.  This one-time, non-cash expense totaled $2.6 million in the period.  There were no further expenses related to this transaction in the subsequent period.

Revenue Concentration - We derived approximately 23% and 27% of our revenues from two customers in the six months ended June 30, 2012 and 2011, respectively.  Customer mix can shift significantly from year to year, but a concentration of the business with a few large customers is typical in any given year.  A decline in our revenues could occur if a customer which has been a significant factor in one financial reporting period gives us significantly less business in the following period.

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

The amount outstanding under our lines of credit at June 30, 2012, was approximately $3.0 million with interest accruing at 7.5%.  Availability under our lines of credit was approximately $6.0 million at June 30, 2012.  During the first quarter we paid an annual renewal fee of $100,000.

In December 2010, the line of credit was temporarily reduced to $7.0 million in conjunction with a new Term Loan of $3.0 million in order to facilitate the CMAC acquisition.  The Term Loan was used to acquire CMAC and repay all of our remaining subordinated debt.  We paid a $60,000 commitment fee over the first six quarters of the loan and will pay a final payment of $60,000, or 2% of the principal amount borrowed, at the earlier of the maturity date in December 2013, or date of prepayment of the Term Loan.  The Term Loan accrues interest at a fixed rate of 9% and $1.5 million was outstanding at June 30, 2012.

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

In May 2011, pursuant to a Consent and Amendment to Loan and Security Agreement (“Amendment”), the maturity date was amended to April 30, 2012, with the remaining principal due on that date to be paid as a balloon payment.  The principal amount outstanding under the Term Loan accrues interest at a fixed rate equal to 9% per annum.  In addition, a final payment equal to 2% of the aggregate amount of the Term Loan is due on the earlier of the maturity date or the date the Term Loan is prepaid.  This final payment of $60,000 has been recorded as a discount to the Term Loan, which is being amortized to interest expense over the term of the Loan using the effective interest method.  In September 2011, pursuant to a Limited Waiver and Amendment to Loan and Security Agreement, the Loan Agreement was amended and certain covenants were replaced or modified resulting in our being in full compliance at September 30, 2011.  In addition, the maturity date was extended to the earlier of the maturity of the line of credit (see Note 5 of the Notes to the attached unaudited condensed consolidated financial statements) or December 1, 2013, the original maturity of the Term Loan and the principal is due in equal installments with no balloon payment.

In conjunction with the acquisition of Apex 0n June 4, 2012, we increased our fix term loan debt as follows:

RBC Term Loan -- On June 4, 2012, Apex entered into the RBC Credit Agreement with RBC described in Notes 4 and 6 of the Notes to the attached unaudited condensed consolidated financial statements pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000, including a term facility (“RBC Term Loan”) in the amount of CDN $2,500,000 (US$2,400,500 at the Closing Date).  The RBC Term Loan accrues interest at RBP plus 4% (7% at June 30, 2012).  Principal and interest is payable over a three year period at a fixed principal amount of CDN $69,444 a month beginning in July 2012.  Apex paid approximately $120,000 in financing costs, which has been recorded as deferred financing costs in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2012, and is being amortized to interest expense over the term of the loan.

In addition, the RBC Term Loan calls for mandatory repayments based on 20% of Apex’s free cash flow as defined in the RBC Credit Agreement, before discretionary bonuses based on the annual year end audited financial statements of Apex, beginning with the fiscal year ended December 31, 2012, and payable within 30 days of the delivery of the annual audited financial statements, and continuing every six months through December 31, 2014.  This amount is estimated to be $80,000.

BDC Term Loan -- On June 4, 2012, Apex also entered into the BDC Loan Agreement (Note 4), pursuant to which BDC made available to Apex a term credit facility (“BDC Term Loan”) in the aggregate amount of CDN $1,700,000 (USD $1,632,340 at the Closing Date).  The BDC Term Loan accrues interest at the rate of 12% per annum, and matures on June 23, 2016, with an available one year extension for a fee of 2%, payable at that time.  In addition to the interest payable, consecutive quarterly payments of CDN$20,000, as additional interest are due beginning on June 23, 2012.  Apex paid approximately $70,000 in financing costs.

Subject to compliance with bank covenants, Apex will make a mandatory annual principal payment in the form of a cash flow sweep which will be equal to 50% of the Excess Available Funds (as defined by the BDC Loan Agreement) before discretionary bonuses based on the annual year end audited financial statements of Apex.  The maximum annual cash flow sweep in any year will be CDN$425,000.  As of June 30, 2012, the Company estimates that the cash sweep will be approximately $20,000.  Such payments will be applied to reduce the outstanding principal payment due on the maturity date.  In the event that Apex’s annual audited financial statements are not received within 120 days of its fiscal year end, the full CDN$425,000 becomes due and payable on the next payment date.

The terms of the BDC loan agreement also provide for a fee to BDC in the event of the occurrence of any of the following:

(a) if 50% or more of any company comprising Apex or the Company (consolidated assets or shares) is sold or merged with an unrelated entity; or

(b) if there is a change of control of Apex and/or DecisionPoint prior to the Maturity Date or any extended maturity date of the BDC Tern Loan,

then, Apex will pay to the BDC a bonus in an amount equal to 2% of the aggregate value of Apex and DecisionPoint determined as at the closing date of such transaction, which bonus shall become due and payable at the time of the closing of such transaction. Notwithstanding any prepayment of the BDC Term Loan, the bonus and Apex’s obligation to pay same to the BDC will remain in full force and effect until the Maturity Date or any amended or extended maturity date agreed by the BDC such that in the event of any sale, initial public offering or similar transaction, Apex’s obligation to pay the bonus amount to the BDC will survive such prepayment.

We believe that cash on hand, plus amounts anticipated to be generated from operations and from other contemplated financing transactions, whether from issuing additional long term debt or from the sale of equity securities through a private placement, as well as borrowings available under our line of credit, will be sufficient to support our operations through June 2013.  If we are not able to raise funds through private placements, we may choose to modify our growth plans to the extent of available funding, if any, and further reduce our selling, general and administrative expenses.

Cash and Cash Flow

We have seen our revenue increase in the six months almost 37%, due to sweeping increases in our core field mobility solutions and professional services provided by CMAC.  Our gross margin percentage improved as a result of improved utilization of our professional services resources.  Selling, general and administrative expenses increased due to significant professional fees and other expenses associated with the completion of the acquisition of Apex of approximately $1.5 million in 2012.  Had we not incurred those substantial professional fees of approximately $1.5 million, our net loss of $1.5 million for the six month period ended June 30, 2012 would have approximated breakeven.

We believe that our strategic shift to higher margin field mobility solutions, and with additional Apexware software and professional service revenues, will improve our results through this improving economic period.

As a matter of course, we do not maintain significant cash balances on hand since we are financed by lines of credit.  Typically, any excess cash is automatically applied to the then outstanding line of credit balance.  As long as we continue to generate revenues, we are permitted to draw down on our lines of credit to fund our normal working capital needs.  As such, we anticipate that we will have more than sufficient borrowing capacity to continue our operations in the normal course of business unless unforeseeable, material economic events occur that are beyond our control.  Availability on our line of credit was $6.0 million at June 30, 2012.

In the last three complete years of operations from 2009 through 2011, we have not experienced any significant effects of inflation on our product and service pricing, revenues or our income from continuing operations.

As of June 30, 2012 and December 31, 2011, we had cash on hand of approximately $0.5 million and $0.4 million, respectively.  We have used, and plan to use, such cash for general corporate purposes, including working capital.

For the six months ended June 30, 2012, net cash provided by operating activities was $1.6 million, primarily due to a $2.0 million increase in accounts receivable offset by an increase in accounts payable of $1.4 million, a $1.5 million reduction in inventory and the net increase in deferred revenues and related costs of $0.5 million.  All of these have offset our net loss of $1.5 million in the six month period of 2012.  Net cash used in investing activities was $4.8 million, for the acquisition of Apex in June 2012.  Net cash provided by financing activities was $3.4 million for the six months ended June 30, 2012, primarily from the proceeds of issuance of term debt for the acquisition of Apex in the net amount of $4.0 million, collection of a $1.5 million receivable in connection with Comamtech merger, the net reduction in our credit line of $1.1 million, the payments on our term loan of $0.5 million, paid financing expenses of $0.3 million and the payment of dividends of $0.3 million.

For the six months ended June 30, 2011, net cash provided by operating activities was $0.2 million, primarily due to a $4.5 million increase in accounts receivable offset by a reduction in accounts payable of $2.1 million and $0.3 million reduction in accrued expenses.  All of these have offset our net loss of $5.5 million in the 2011 for the period and which was also reduced by the non-cash loss debt extinguishment of $2.3 million.  Net cash used in investing activities was $2.2 million for the cash payment for the acquisition of CMAC.  Net cash provided by financing activities was $1.9 million for the six months ended June 30, 2011, primarily from the proceeds of the issuance of subordinated debt of $4.0 million, the net reduction on our credit line facility of $3.5 million, cash received in the merger with Comamtech of $2.1 million and the repayment on our term loan of $0.5 million.

As of June 30, 2012, we have negative working capital of $6.0 million and total stockholders’ equity of $1.2 million.  Included in our current liabilities is unearned revenue of $7.8 million, which reflects services that are to be performed in future periods but that have been paid and/or accrued for and therefore, do not generally represent additional future cash outflow requirements.  Included in our current assets are deferred costs of $3.7 million which reflect costs paid for third party extended maintenance services that are being amortized over their respective service periods, which do not generally represent future cash outflows.  The increase in the unearned revenue, offset by the deferred costs, continues to provide a benefit in future periods as the amounts convert to net realized revenue.

For the periods presented, the table below sets forth a non-GAAP presentation of our ‘cash’ working capital position after removing the accrual effect of the current deferred assets and liabilities and should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto:

	June 30,	December 31,
(000's)	2012	2011

Current assets	$19,698	$20,342
Current liabilities	25,704	24,104

Working capital - GAAP	(6,006)	(3,762)
Deferred cost	(3,747)	(3,469)
Deferred revenue	7,796	6,756

Adjusted working capital - non-GAAP measure	$(1,957)	$(475)

Liquidity – Although we have historically experienced losses, a material part of those losses were from non-cash transactions As part of these losses, we have accumulated substantial net operating loss carry-forwards to off-set future taxable income.   In order to maintain normal operations for the foreseeable future, we must continue to have access to our line of credit, becoming profitable and/or access additional equity capital.  There can be no assurance that we will become profitable or that we can continue to raise additional funds required to continue our normal operations.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that would be required should we not be successful with these activities.

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

Accounts receivable allowance as of June 30, 2012, were approximately $267,500, or 2.0% of the balance due.  Accounts receivable allowance as of December 31, 2011, were approximately $265,000 or 1.9% of the balance due.  We believe our reserve level is appropriate considering the quality of the portfolio as of June 30, 2012, based on the lack of any material write-offs of bad debt.  While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience due to the current economic recession.

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

When a sale involves multiple elements, revenue is allocated to each respective element at inception of an arrangement using the relative selling price method.  Selling price is determined based on a selling price hierarchy, consisting of seller specific objective evidence (VSOE), third party evidence or estimated selling price.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2012.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (principal executive officer and principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer (principal executive officer and principal financial officer), concluded that, as of the end of the period covered by this report, due to material weaknesses in our internal controls as discussed below, our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer and principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

In the course of preparation of this report, management determined that we have material weaknesses in our internal controls over period end financial close and reporting processes and in our ability to account for complex transactions. Management believes that these material weaknesses are primarily due to the need to continue integrating our recent acquisitions.

We intend to devote resources to remediate any weaknesses we have discovered and improve our internal control over financial reporting and we believe that this will help mitigate and eventually remediate the material weaknesses described above.  Our management intends to develop a plan to correct the primary issues that led to this material weakness by implementing additional review and reconciliation procedures.  We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future.

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2012, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended June 30, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business. We are not currently party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Form 10K as filed with the SEC on March 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive and Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Principal Executive and Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DecisionPoint Systems, Inc.

Date: September 4, 2012	By:	/s/ Nicholas R. Toms
Nicholas R. Toms
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)