Form 10-Q
period 2012-09-30
DecisionPoint Systems, Inc.
filed 2012-11-14
CIK 1505611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

DECISIONPOINT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-54200	37-1644635
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

8697 Research Drive Irvine CA, 92618-4204
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

The number of shares of common stock, par value $0.001 per share of DecisionPoint Systems, Inc. outstanding as of the close of business on November 9, 2012, were 9,125,075.

DECISIONPOINT SYSTEMS, INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DECISIONPOINT SYSTEMS, INC.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2012	2011
ASSETS	(unaudited)
Current assets
Cash	$392,424	$365,814
Accounts receivable, net	10,675,484	13,916,787
Other receivable	-	1,476,285
Due from related party	357,326	-
Inventory, net	897,401	705,757
Deferred costs	3,602,564	3,468,583
Prepaid expenses and other current assets	302,071	408,413
Total current assets	16,227,270	20,341,639

Property and equipment, net	160,685	98,934
Intangible assets, net	6,626,416	2,214,000
Goodwill	8,616,767	5,538,466
Deferred costs, net of current portion	2,249,960	1,800,320
Other assets, net	344,323	175,329
Total assets	$34,225,421	$30,168,688

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,502,486	$8,947,133
Accrued expenses and other current liabilities	2,704,787	2,504,870
Lines of credit	4,742,212	4,024,141
Current portion of debt	1,847,675	1,000,000
Due to related parties	80,721	871,508
Accrued earn out consideration	1,201,727	-
Unearned revenue	6,368,073	6,756,214
Total current liabilities	25,447,681	24,103,866

Long term liabilities
Unearned revenue, net of current portion	3,012,324	2,509,190
Debt, net of current portion and discount	3,452,031	970,160
Accrued earn out consideration	161,754	-
Deferred tax liabilities	1,290,621	18,000
Deferred rent	62,091	-
Interest payable	60,000	60,000
Total liabilities	33,486,502	27,661,216

Commitments and contingencies
	-	-
STOCKHOLDERS' EQUITY
Cumulative convertible preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,816,289 shares issued and outstanding, including cumulative and imputed preferred dividends of $696,880 and $435,563, and
with a liquidation preference of $11,109,994 and $10,652,275, respectively	6,580,949	6,319,629
Common stock, $0.001 par value, 100,000,000 shares authorized,
9,125,075 issued and 8,971,192 outstanding as of September 30, 2012,
and 8,182,791 issued and 8,028,908 outstanding as of December 31, 2011	9,125	8,183
Additional paid-in capital	15,601,481	14,513,918
Other comprehensive income	27,798	-
Treasury stock, 153,883 shares of common stock	(204,664)	(204,664)
Accumulated deficit	(20,475,451)	(17,230,792)
Unearned ESOP shares	(800,319)	(898,802)
Total stockholders’ equity	738,919	2,507,472
Total liabilities and stockholders' equity	$34,225,421	$30,168,688

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net sales	$18,567,021	$16,446,541	$54,144,051	$42,471,307

Cost of sales	14,222,782	13,007,116	42,269,043	34,042,818

Gross profit	4,344,239	3,439,425	11,875,008	8,428,489

Selling, general and administrative expense	4,951,913	3,274,994	13,622,674	10,267,641

Operating (loss) income	(607,674)	164,431	(1,747,666)	(1,839,152)

Other expense:
Interest expense	349,941	230,982	698,158	1,003,597
Loss on debt extinguishment	-	24,098	-	2,665,157
Other expense (income), net	(7,129)	(372,486)	(42,512)	(295,702)
Total other expense	342,812	(117,406)	655,646	3,373,052

Net (loss) income before income taxes	(950,486)	281,837	(2,403,312)	(5,212,204)

Provision for income taxes	63,690	13,450	131,653	21,173

Net (loss) income	(1,014,176)	268,387	(2,534,965)	(5,233,377)

Cumulative preferred stock dividends	(248,750)	(213,898)	(709,699)	(268,098)

Net (loss) income attributable to common shareholders	$(1,262,926)	$54,489	$(3,244,664)	$(5,501,475)

Net (loss) income per share -
Basic	$(0.15)	$0.01	$(0.42)	$(1.00)
Diluted	$(0.15)	$0.01	$(0.42)	$(1.00)

Weighted average shares outstanding -
Basic	8,182,103	7,320,328	7,697,635	5,493,530
Diluted	8,182,103	7,417,555	7,697,635	5,493,530

Comprehensive loss	$(1,240,576)	$-	$(3,216,866)	$-

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,534,965)	$(5,233,377)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	43,312	24,998
Amortization of intangible assets	948,627	386,250
Amortization of deferred financing costs and note discount	160,407	115,607
Employee stock-based compensation	49,724	170,639
Non-employee stock-based compensation	341,250	237,848
Non cash interest expense (income)	(23,715)	97,380
Loss on debt extinguishment	-	2,268,859
ESOP compensation expense	98,483	93,571
Allowance for doubtful accounts	13,507	20,000
Other income related to collection of note receivable in excess of carrying value	-	(358,000)
Deferred taxes, net	28,226	-
Changes in operating assets and liabilities:
Accounts receivable	3,899,254	2,980,847
Due from related party	(357,326)	-
Inventory, net	(184,297)	298,677
Deferred costs	(583,465)	864,332
Prepaid expenses and other current assets	178,585	113,357
Other assets, net	(11,188)	(41,485)
Accounts payable	(572,329)	(480,370)
Accrued expenses and other current liabilities	178,360	(826,274)
Due to related parties	(790,787)	(952,706)
Unearned revenue	(185,960)	(1,185,976)
Net cash provided by (used in) operating activities	695,703	(1,405,823)

Cash flows from investing activities
Cash paid for Apex	(4,801,000)	-
Cash paid for CMAC	-	(2,205,000)
Cash paid for Illume Mobile	(250,000)	-
Collection of note receivable received in reverse recapitalization	-	458,000
Purchases of property and equipment	(49,690)	(19,987)
Net cash used in investing activities	(5,100,690)	(1,766,987)

Cash flows from financing activities
(Repayments) borrowings from lines of credit, net	718,071	(1,980,572)
Proceeds from issuance of term debt	4,032,890	4,000,000
Cash received in reverse recapitalization, net of expenses	1,500,000	1,981,350
Repayment of debt	(961,870)	(750,000)
Paid financing costs	(296,060)	(108,639)
Dividends paid	(482,094)	(90,582)
Net cash provided by financing activities	4,510,937	3,051,557
Effect on cash of foreign currency translation	(79,340)	-
Net increase (decrease) in cash	26,610	(121,253)
Cash at beginning of period	365,814	315,169
Cash at end of period	$392,424	$193,916

Supplemental disclosures of cash flow information:
Interest paid	$858,224	$1,221,000
Income taxes paid	56,086	50,000

Supplemental disclosure of non-cash financing activities:
Accrued and imputed dividends on preferred stock	$261,320	$268,098
Preferred and common shares issued in exchange for debt
and related accrued interest	-	4,117,333
Preferred and common shares issued in exchange for accounts
payable and related accrued interest	-	411,733
Common shares issued as finders' fee in reverse recapitalization	-	353,931

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company at the dates and for the periods indicated.  The interim results for the period ended September 30, 2012, are not necessarily indicative of results for the full 2012 fiscal year or any other future interim periods.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, DecisionPoint Systems International and Apex Systems Integrators, Inc. (“Apex”).  DecisionPoint Systems International has two wholly-owned subsidiaries, DecisionPoint Systems Group, Inc. (“DPS Group”) and CMAC, Inc. (“CMAC”).  Apex was acquired on June 4, 2012, and as such, the operating results of Apex have been consolidated into the Company’s consolidated results of operations beginning on June 5, 2012.  In addition, on July 31, 2012, the Company consummated an asset purchase agreement (“Asset Purchase Agreement”) with MacroSolve, Inc.  Pursuant to the Asset Purchase Agreement, the Company purchased the business (including substantially all the related assets) of the seller’s Illume Mobile division (“Illume Mobile”).  The Company currently operates in one business segment.  With the Company's acquisition of Apex (Note 5) and the acquisition of Illume Mobile (Note 4), the Company expects to update its assessment of its business segments in its fourth quarter of this fiscal year.

The preparation of unaudited condensed consolidated financial statements in conformity with  U.S. GAAP requires management to make estimates and assumptions that affect the recorded amounts reported therein.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  The Company evaluates its estimates and assumptions on a regular basis.  The Company uses historical experience and various other assumptions that are believed to be reasonable under the circumstances to form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates and assumptions used in preparation of the unaudited condensed consolidated financial statements.

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

Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies during the nine months ended September 30, 2012.  See Footnote 2 of the Company's consolidated financial statements included in the Company's 2011 Annual Report on Form 10-K filed on March 30, 2012, for a comprehensive description of the Company's significant accounting policies.

Concentration of Credit Risk - The Company derived approximately 20% and 22% of revenues from two customers in the nine months ended September 30, 2012 and 2011, respectively. Customer mix can shift significantly from year to year, but a concentration of the business with a few large customers is typical in any given year.  A decline in revenues could occur if a customer which has been a significant factor in one financial reporting period gives significantly less business in the following period.

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

Reclassifications - Certain amounts in the prior period condensed consolidated financial statements and related notes thereto have been reclassified to conform to the current period presentation.

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

In July 2012, The FASB has issued ASU No. 2012-02, Intangibles--Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification Subtopic 350-30, Intangibles--Goodwill and Other, General Intangibles Other than Goodwill.

Under the guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.

The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company does not believe that the adoption of this pronouncement will have a material effect on the consolidated financial statements.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3 – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The weighted-average basic and diluted shares for the nine months ended September 30, 2012 and 2011, exclude approximately 0.6 million and 0.7 million, respectively, of ESOP shares that have not been committed to be released.

For periods presented in which there is a net loss, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.  Below is a reconciliation of the fully dilutive securities effect for the period with net income:

	Three Months Ended September 30, 2011
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Net income	$268,387
Less: Cumulative preferred stock dividends	(213,898)

Basic earnings per share
Net income attributable to common shareholders	54,489	7,320,328	$0.01

Effect of dilutive securities
Stock options		97,227

Diluted earnings per share
Income attributable to common stockholders	$54,489	7,417,555	$0.01

All potentially dilutive securities include:

	Three Months Ended Septemer 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Convertible preferred stock	1,816,289	1,816,289	1,816,289	1,816,289
Warrants to purchase common stock	276,521	429,298	276,521	429,298
Options to purchase common stock	642,401	266,458	642,401	701,963

Total potentially dilutive securities	2,735,211	2,512,045	2,735,211	2,947,550

NOTE 4 – ACQUISITION OF ILLUME MOBILE

On July 31, 2012 (“Illume Closing Date”), the Company consummated an asset purchase agreement (“Asset Purchase Agreement”) with MacroSolve, Inc.  Pursuant to the Asset Purchase Agreement, the Company purchased the business (including substantially all the related assets) of the seller’s Illume Mobile division (“Illume Mobile”), based in Tulsa, Oklahoma.  Founded in 1996, Illume Mobile is a mobile business solutions provider that serves mobile products and platforms.  Illume Mobile’s initial core business is the development and integration of business applications for mobile environments.

In consideration for the business of Illume Mobile, the Company paid $1,000,000, of which $250,000 was paid in cash and $750,000 was paid in the form of 617,284 shares of the Company’s common stock.  The number of shares issued was based on the volume weighted-average closing price of the Company’s common stock of $1.215 per share over the twenty trading days prior to the Illume Closing Date.  The closing price of the Company’s common stock on the day of the Illume Closing was $1.13 per share.  Accordingly, the Company has valued the shares issued in conjunction with the acquisition at $697,531.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Pursuant to the Asset Purchase Agreement, the Company may be required to make an additional payment (“Earn Out Payment”) to the Seller of up to $500,000 of which 50% will be paid in cash, and 50% will be paid in shares of the common stock of the Company.  The value of the shares will be based on the closing price of the Company’s common stock on the one year anniversary of the Illume Closing Date.  The Earn Out Payment will be paid within 30 days of the one year anniversary of the Closing Date.  Closing costs and associated expenses totaled approximately $140,000.  The Company paid Sigma Capital Advisors a fee of $45,000 for services provided in connection with the Asset Purchase Agreement.  The transaction was accounted for using the purchase method of accounting and the operating results for Illume Mobile have been consolidated into the Company’s results of operations beginning on August 1, 2012.

The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.  The following table summarizes the fair value of the Illume Mobile assets acquired and liabilities assumed at July 31, 2012:

Assets acquired:
Accounts receivable	$16,270
Other current assets	14,886
Property and equipment	25,592
Intangible assets	630,000
Goodwill	443,801
Total assets	1,130,549

Liabilities assumed:
Accounts payable and other accrued liabilities	38,838
Unearned revenue	36,971
Total liabilities assumed	75,809
Net assets acquired	$1,054,740

Purchase consideration:
Cash paid at closing	$250,000
Shares issued at closing	697,531
Earn out consideration	107,209
Total purchase consideration	$1,054,740

Under the Asset Purchase Agreement, the Earn Out Payment will be computed as follows:

(a)  If Net Revenue (as defined in the Purchase Agreement) attributable to Illume Mobile, during the one year period commencing on the Illume Closing Date is $1,500,000 or less, the Earn Out Payment will be $0.

(b)  If Net Revenue (as defined in the Purchase Agreement) is greater than $1,500,000 but less than $2,000,000, the Earn Out Payment will be $100,000.

(c)  If Net Revenue (as defined in the Purchase Agreement) is at least $2,000,000 but less than $3,000,000, the Earn Out Payment will be equal to the sum of (i) $100,000 plus (ii) 40% of the excess of the Net Revenue amount over $2,000,000.

(d) If Net Revenue (as defined in the Purchase Agreement) is $3,000,000 or more, the Earn Out Payment will be $500,000.

The Earn Out Payment amount was recorded as additional purchase price consideration and the fair value was estimated by using a probability weighting of achieving various future revenue results simulation model to calculate the present value of the earn out and determine the probability of reaching the earn out milestones.

The present value of the total earn out amount was calculated using a discount rate of 21.0%.  The discount rate was determined based on an estimated venture capital rate of return.  The fair value of the Earn Out Payment was calculated to be approximately $107,000 and is recorded as accrued earn out consideration in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2012.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of the intangible assets acquired at July 31, 2012, and the estimated useful lives over which they are being amortized are:

	Fair Value	Estimated Useful life

Software	$310,000	3.5 years
Customer relationships	100,000	3 years
Trade name	130,000	3 years
Covenant not to compete	90,000	2 years

	$630,000

Amortization of proprietary software is calculated as the greater of the proportional revenue approach or the straight-line approach.  Amortization of customer relationships and trade names are calculated on the discounted cash flow methodology to more properly reflect the greater useful life of the assets in the early years and the covenant not to compete is amortized on a straight-line basis.

The transaction resulted in a purchase price residual at the Illume Closing Date of approximately $434,000 for goodwill, representing the financial, strategic and operational value of the transaction to DecisionPoint.  Goodwill is attributed to the premium that the Company was willing to pay to obtain the value of the Illume Mobile business and the synergies created with the integration of key components of a commercial infrastructure.  The total amount of the goodwill acquired is deductible for tax purposes.

See Pro Forma financial information under Note 5.

NOTE 5– ACQUISITION OF APEX

On June 4, 2012 (“Closing Date”), pursuant to a Stock Purchase Agreement (“Purchase Agreement”), the Company acquired all of the issued and outstanding shares of Apex, a corporation organized under the laws of the Province of Ontario, Canada.  Apex is a provider of wireless mobile work force software solutions.  Its suite of products utilizes the latest technologies to empower the mobile worker in many areas including merchandising, sales and delivery; field service; logistics and transportation; and, warehouse management.  Its clients are North American companies that are household names whose products and services are used daily to feed, transport, entertain and care for people throughout the world.

In consideration for the shares of Apex, the Company paid CDN$5,000,000 (US$4,801,000 at the Closing Date) (“Closing Amount”) in cash.  The Company could pay up to an undiscounted amount of CDN$3,500,000 (US$3,360,700 at the Closing Date) in consideration  for Apex achieving certain levels of adjusted earnings before interest, depreciation, taxes and amortization (“EBITDA”) in the period ended July 2013.  Closing costs and associated expenses either previously paid, payable in cash or recorded as deferred financing costs after the Closing Date total approximately $2.2 million, which includes the issuance of 325,000 shares of the Company’s common stock (Note 9). The shares were valued at $341,250 based on the market price of $1.05 per share on the Closing Date.  Of the total amount, approximately $190,000, was reflected as deferred financing costs and the remainder was reflected as a charge to selling, general and administrative expenses in the historical financial statements of the Company as follows: 1) fourth quarter ended December 31, 2011: $46,000; 2) first quarter ended March 31, 2012: $351,000: 3) second quarter ended June 30, 2012: $1,213,000; and 4) third quarter ended September 30, 2012: $380,000  The transaction was accounted for using the purchase method of accounting and the operating results for Apex have been consolidated into the Company’s results of operations beginning on June 5, 2012. The Company funded the purchase of Apex through borrowings as further explained below.

The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.  The following table summarizes the fair value of the Apex assets acquired and liabilities assumed at June 4, 2012:

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

Pursuant to the above, a working capital adjustment of approximately $412,000 was recorded at the Closing Date.  In July of 2012, pursuant to the above arrangement, the Closing Working Capital was audited and resulted in an adjustment of $76,414. The total due from the prior shareholder is reflected on the accompanying unaudited condensed consolidated balance sheet as due from related party. The adjustment of $76,414 is reflected as a reduction to goodwill in Note 6 below.

In addition, if EBITDA of Apex for the twelve months ending July 31, 2013 (“2013 EBITDA”), is equal to or less than CDN$2,000,000 (US$1,920,000 at the Closing Date), then Apex shall pay the former shareholders an amount equal to the product of the 2013 EBITDA multiplied by four less $4,801,000 (“2013 EBITDA Basic Earn Out Amount”), up to a maximum of CDN$3,000,000 (US$2,881,000 at the Closing Date).  An amount equal to 22.22% of the 2013 EBITDA Basic Earn Out Amount shall be paid in cash and the balance shall be paid by Apex issuing a subordinated convertible note (“Note”).

Under the terms of the Note, Apex will pay the principal sum due on the Note in eight quarterly payments beginning on January 31, 2014 (“Installment Dates”).  Interest from and after August 1, 2013, shall be paid in arrears on the last day of each calendar quarter commencing on January 31, 2014.  The interest rate shall be determined as follows:

•	9% per annum, calculated and compounded quarterly before November 1, 2014; and

•	11% per annum, calculated and compounded quarterly after October 31, 2014;

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

•
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

The Note is convertible, only on each Installment Date, at the option of the Note holder, into shares of the Company’s common stock at a conversion price that is equal to the greater of the market price of the Company’s common stock on the day prior to the conversion, or $1.00.  The shares issuable under the Note will be restricted but will have certain piggy back registration rights as set forth in the Purchase Agreement.

If the 2013 EBITDA is greater than CDN$2,000,000 (US$1,920,000 at the Closing Date), then Apex shall pay an amount (the “2013 EBITDA Additional Earn Out Amount”) by which the dollar-for-dollar 2013 EBITDA exceeds CDN$2,000,000 ($1,920,000 at the Closing Date), up to a maximum of CDN$500,000 (US$480,000 at the Closing Date).  The 2013 EBITDA Additional Earn Out shall be paid by the issuance of shares of the Company’s common stock.  The number of shares to be issued shall be determined by the amount due divided by the 30 day average daily closing price of the shares of the Company’s common stock in the month of July 2013.  The shares issued will be restricted but will have certain piggy back registration rights as set forth in the Purchase Agreement.

The obligations of Apex under the Purchase Agreement are guaranteed by the Company.

The 2013 EBITDA Basic Earn Out Amount and 2013 EBITDA Additional Earn Out Amount was recorded as additional purchase price consideration and the fair value was estimated by using a Monte Carlo simulation model to calculate the present value of the earn out and determine the probability of reaching the earn out milestones.  The Company simulated the EBITDA in the earn out periods by varying the following inputs:

•	Revenue – Earn out period revenue was simulated based on management’s projected revenue and a standard deviation based on revenue variance shown throughout management’s 2012 - 2014 projections.

•
Cost of goods sold (“COGS”) margin – Earn out period COGS margin was simulated based on management’s projected margin and a standard deviation based on COGS margin variance shown throughout management’s 2012 - 2014 projections.

•
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

The present value of the total earn out amount was calculated using a discount rate of 19.7%.  The discount rate was determined based on: (i) a discount rate of 16.0% based on the cost of equity less 2.0 percent specific risk premium since the earn out period is only for one year, plus (ii) a counterparty risk of 3.7% based on the after-tax estimated cost of debt.  The fair value of the 2013 EBITDA Basic Earn Out Amount and 2013 EBITDA Additional Earn Out Amount was calculated to be approximately CDN$1,076,000 (US$1,033,000 at the Closing Date).  At the balance sheet current translation rate, approximately $1,094,000 is recorded in accrued earn out consideration in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2012.

As part of the Purchase Agreement, the Company is obligated to pay bonus consideration to the CEO of Apex. Such bonus is considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not the CEO’s employment is retained.  The fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Closing Date).  At the current balance sheet translation rate, approximately $162,000 is recorded in accrued earn out consideration in the Company’s unaudited condensed consolidated balance sheet as of September 30, 2012. See further discussion regarding the terms and provisions of the agreement at Note 12.

The fair value of the intangible assets acquired at June 4, 2012, and the estimated useful lives over which they are being amortized are:

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

	Fair Value	Estimated Useful Life

Customer relationships	$1,536,320	9 years
ApexWare software	2,483,077	3.5 years
Trade name	432,090	7 years
Covenant not to compete	14,403	1 year

	$4,465,890

Amortization of ApexWare software is calculated as the greater of the proportional revenue approach or the straight-line approach.  Amortization of customer relationships and trade names are calculated on the discounted cash flow methodology to more properly reflect the greater useful life of the assets in the early years and the covenant not to compete is amortized on a straight-line basis.

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

On June 4, 2012, Apex entered into a Credit Agreement (“RBC Credit Agreement”) with Royal Bank of Canada (“RBC”), pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000 (US$2,641,000 at the Closing date), including a revolving demand facility with an authorized limit of CDN$200,000 (US$192,000 at the Closing Date) (Note 7).  In addition, Apex entered into a Loan Agreement (”BDC Loan Agreement”) with BDC Capital Inc. (“BDC”), a wholly-owned subsidiary of Business Development Bank of Canada, pursuant to which  BDC made available to Apex a term credit facility (“BDC Credit Facility”) in the aggregate amount of CDN$1,700,000 (US$1,632,000 at the Closing Date) (Note 7). Further, the Company drew amounts under its line of credit with SVB (Note 7) to fund the remainder of the cash purchase price.

Pro Forma Financial Information:

The following summarizes the Company’s unaudited combined results of operations for the three and nine months ended September 30, 2012 and 2011 that includes Apex and Illume Mobile (000’s except per share data):

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011

Net revenues	$18,669	$17,258	$56,346	$44,867
Net loss attributable to common shareholders	$(1,446)	$(706)	$(5,312)	$(7,539)

Net loss per share - basic and fully-diluted	$(0.18)	$(0.08)	$(0.69)	$(1.17)

Included in the pro forma combined results of operations are the following adjustments for Apex: (i) amortization of intangible assets for the three months ended September 30, 2012 and 2011 of $0 and $352,000, respectively, and for the nine months ended September 30, 2012 and 2011 of $572,000 and $1,056,000, respectively and (ii) a net increase in interest expense for the three months ended September 30, 2012 and 2011 of $0 and $179,000, respectively, and for the nine months ended September 30, 2012 and 2011 of $291,000 and $537,000, respectively.  Included in the pro forma combined results of operations are the following adjustments for Illume Mobile: (i) amortization of intangible assets for the three months ended September 30, 2012 and 2011 of $18,000 and $53,000, respectively, and for the nine months ended September 30, 2012 and 2011 of $125,000 and $160,000, respectively.  Net loss per share assumes the 325,000 shares issued in connection with the Apex acquisition and the 617,284 shares issued in connection with the Illume Mobile acquisition are outstanding for each period presented (see discussion at Note 9).

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the Apex and Illume Mobile acquisitions been completed as of the beginning of the period presented, nor should it be taken as indicative of the Company’s future consolidated results of operations.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The following summarizes the transactions effecting goodwill through September 30, 2012:

Balance at January 1, 2012	$5,538,466
Acquisition of Apex in June	2,448,969
Adjustment to Apex goodwill	37,485
Effect of currency translation on Apex	148,046
Acquisition of Illume Mobile on July 31	443,801
Balance at September 30, 2012	$8,616,767

As of September 30, 2012 and December 31, 2011, the Company’s intangible assets and accumulated amortization consist of the following:

	September 30, 2012
		Accumulated
	Gross	Amortization	Net

Customer relationships	$3,397,536	$(721,840)	$2,675,696
Contractor and resume databases	675,000	(236,250)	438,750
Tradename	897,745	(159,765)	737,980
Software	3,014,505	(329,465)	2,685,040
Covenant not to compete	105,258	(16,308)	88,950

	$8,090,044	$(1,463,628)	$6,626,416

	December 31, 2011
		Accumulated
	Gross	Amortization	Net

Customer relationships	$1,670,000	$(279,000)	$1,391,000
Contractor and resume databases	675,000	(135,000)	540,000
Tradename	310,000	(64,000)	246,000
Software	74,000	(37,000)	37,000

	$2,729,000	$(515,000)	$2,214,000

The effect of foreign currency translation on the goodwill and intangible assets for the nine months ended September 30, 2012 is approximately $148,000 and 261,000, respectively.

NOTE 7 – LINES OF CREDIT

The Company has a $10.0 million revolving line of credit with Silicon Valley Bank (“SVB”) which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement (“SVB Loan Agreement”).  Under the SVB Loan Agreement as amended, SVB has also provided the Company with a term loan as discussed at Note 8.  The SVB Loan Agreement is secured by substantially all the assets of the Company and matures in February 2013.  As of September 30, 2012, the outstanding balance on the line of credit is approximately $4.6 million and the interest rate is 7.5%.  The line of credit has a certain financial covenant and other non-financial covenants.  As of September 30, 2012, the Company was in compliance with these covenants.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Availability under the line of credit was approximately $2.7 million as of September 30, 2012.  The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the Loan Agreement.  No letters of credit were outstanding as of September 30, 2012 or December 31, 2011.

Under the RBC Credit Agreement, the revolving demand facility allows for borrowings up to CDN$200,000 based upon eligible accounts receivable.  Interest is based on the Royal Bank Prime (“RBP”) plus 1.5% and is payable on demand.  As of September 30, 2012, the outstanding balance on the line of credit was $167,000 and the interest rate is 4.5%.  The RBC Credit Agreement is secured by the assets of Apex.  The revolving demand facility has certain financial covenants and other non-financial covenants.  As of September 30, 2012, Apex was not in compliance with these covenants. RBC has indicated it is in process of providing a waiver for the covenant violations at September 30, 2012.

For the nine months ended September 30, 2012 and 2011, the Company’s interest expense for the lines of credit, including amortization of deferred financing costs, was approximately $251,000 and $289,000, respectively.

RBC and SVB entered into a subordination agreement, pursuant to which RBC agreed to subordinate any security interest in assets of the Company granted in connection with the RBC Credit Agreement to SVB’s security interest in assets of the Company.

Under the RBC Credit Agreement, the lender provided Apex with a term loan as discussed at Note 8.

NOTE 8 – TERM DEBT

Term debt as of September 30, 2012, consists of the following:

				Amortization	Effect of
	Balance			of Note	Currency	Balance
	January 1, 2012	Additions	Payments	Discount	Translation	September 30, 2012
RBC term loan	$-	$2,400,500	$(211,750)	$-	$142,355	$2,331,105

BDC term loan	-	1,632,340	-	-	96,917	1,729,257

SVB term loan	2,000,000	-	(750,000)	-	-	1,250,000
Note discount	(29,840)	-	-	19,184	-	(10,656)
SVB term loan, net	1,970,160	-	(750,000)	19,184	-	1,239,344

Total debt	$1,970,160	$4,032,840	$(961,750)	$19,184	$239,272	5,299,706

Less current portion						(1,847,675)

Debt, net of current portion						$3,452,031

RBC Term Loan -- On June 4, 2012, Apex entered into the RBC Credit Agreement with RBC described in Notes 5 and 7, pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000, including a term facility (“RBC Term Loan”) in the amount of CDN $2,500,000 (US$2,400,500 at the Closing Date).  The RBC Term Loan accrues interest at RBP plus 4% (7% at September 30, 2012).  Principal and interest is payable over a three year period at a fixed principal amount of CDN $69,444 a month beginning in July 2012 and continuing through June 2015.  Apex paid approximately $120,000 in financing costs, which has been recorded as deferred financing costs in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2012, and is being amortized to interest expense over the term of the loan.

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

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

The RBC Term Loan has certain financial covenants and other non-financial covenants.  As of September 30, 2012, Apex was not in compliance with these covenants.  RBC has indicated it is in process of providing a waiver for the covenant violations at September 30, 2012.

BDC Term Loan -- On June 4, 2012, Apex also entered into the BDC Loan Agreement as described in Note 5, pursuant to which BDC made available to Apex a term credit facility (“BDC Term Loan”) in the aggregate amount of CDN $1,700,000 (USD $1,632,340 at the Closing Date).  The BDC Term Loan accrues interest at the rate of 12% per annum, and matures on June 23, 2016, with an available one year extension for a fee of 2%, payable at the time of extension.  In addition to the interest payable, consecutive quarterly payments of CDN$20,000 as additional interest are due beginning on June 23, 2012, and subject to compliance with bank covenants, Apex will make a mandatory annual principal payment in the form of a cash flow sweep which will be equal to 50% of the Excess Available Funds (as defined by the BDC Loan Agreement) before discretionary bonuses based on the annual year end audited financial statements of Apex.  The maximum annual cash flow sweep in any year will be CDN$425,000.  As of September 30, 2012, the Company estimates that the cash sweep will be approximately $20,000 and as such, this amount is included in the current portion of debt on the accompanying unaudited condensed consolidated balance sheets.  Such payments will be applied to reduce the outstanding principal payment due on the maturity date.  In the event that Apex’s annual audited financial statements are not received within 120 days of its fiscal year end, the full CDN$425,000 becomes due and payable on the next payment date.  Apex paid approximately $70,000 in financing costs which has been recorded as deferred financing costs in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2012, and is being amortized to interest expense over the term of the loan.

The terms of the BDC loan agreement also provide for a fee to BDC in the event of the occurrence of any of the following:

(a) if 50% or more of any company comprising Apex or the Company (consolidated assets or shares) is sold or merged with an unrelated entity; or

(b) if there is a change of control of Apex and/or the Company prior to the Maturity Date or any extended maturity date of the BDC Tern Loan,

In the event of (a) or (b) above, Apex will pay to the BDC a bonus in an amount equal to 2% of the aggregate value of Apex and the Company determined as at the closing date of such transaction, which bonus shall become due and payable at the time of the closing of such transaction. Notwithstanding any prepayment of the BDC Term Loan, the bonus and Apex’s obligation to pay same to the BDC will remain in full force and effect until the maturity date or any amended or extended maturity date agreed by the BDC such that in the event of any sale, initial public offering or similar transaction, Apex’s obligation to pay the bonus amount to the BDC will survive such prepayment.

In connection with the BDC Loan Agreement, the RBC Credit Agreement, and the Purchase Agreement, on June 4, 2012, the Company entered into a consent and waiver agreement (“Consent and Waiver”) with Sigma Opportunity Fund II, LLC (“Sigma Opportunity Fund”), Sigma Capital Advisors (“Sigma Advisors”), and Donald W. Rowley (the Company’s former Chief Financial Officer) (Note 9).  On October 3, 2012, the parties entered into an amended consent and waiver agreement (“Amended Consent and Waiver Agreement”) (Note 14).

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

The SVB Term Loan is secured by substantially all of the assets of the Company except for the assets of Apex.  The Amended SVB Loan Agreement includes various customary covenants, limitations and events of default.  Pursuant to the Amendment, the Company was, among other requirements, to maintain a minimum fixed charge ratio increasing from at least 1.10 to 1.00 in the first quarter of 2011.  This requirement was amended to a fixed charge ratio at least 1.75 to 1.00 over the life of the Term Loan.  The Amended SVB Loan Agreement also maintains certain additional affirmative and negative covenants, including minimum tangible net worth and limitations on incurring additional indebtedness.  As of September 30, 2012, the Company was in compliance with all of its covenants.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

On September 27, 2011, pursuant to a Limited Waiver and Amendment to Loan and Security Agreement, the Loan Agreement was amended and certain covenants were replaced or modified resulting in the Company being in full compliance at September 30, 2011.  In addition, the maturity date was extended to the earlier of the maturity of the line of credit (see Note 7) or December 1, 2013, the original maturity of the SVB Term Loan and the principal is due in equal installments with no balloon payment.

For the nine months ended September 30, 2012 and 2011, the Company’s interest expense on the term debt, including amortization of deferred financing costs, was approximately $331,000 and $465,000, respectively.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue two classes of stock designated as common stock and preferred stock.  As of September 30, 2012, the Company is authorized to issue 110,000,000 total shares of stock.  Of that amount, 100,000,000 shares shall be common stock, each having a par value of $0.001.  The remaining 10,000,000 shares shall be preferred stock, each having a par value of $0.001.

 (a) Cumulative Convertible Preferred Stock

A summary of the Preferred Stock outstanding as of September 30, 2012, is as follows:

Description	Amount

Series A Preferred, $0.001 par value per share, 500,000 shares designated,
269,608 shares issued and outstanding, liquidation preference of $975,000
plus cumulative dividends of $265,668	1,240,668
Series B Preferred, $0.001 par value per share, 500,000 shares designated,
131,347 shares issued and outstanding, liquidation preference of $380,000
plus cumulative dividends of $54,769	434,769
Series C Preferred, $0.001 par value per share, 5,000,000 shares designated,
1,415,334 shares issued and outstanding, liquidation preference of $9,058,114
plus imputed dividends of $376,443	4,905,512

Total cumulative convertible preferred stock	$6,580,949

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

Dividends - The holders of the Series A and Series B Preferred Stock shall be entitled to receive, when, as, and if declared by the Board of Directors, dividends at an annual rate of 8% of the stated value.  The stated value of the Series A Preferred is $4.00 per share and the stated value of the Series B Preferred is $3.20 per share.  Dividends shall be cumulative and shall accrue on each share of the outstanding Preferred Stock from the date of its issue.  The holders of the Series C Preferred shall be entitled to receive when and as declared by the Board of Directors, cumulative dividends payable per share in arrears, on March 31, June 30, September 30 and December 31 of each year in the form of cash or preferred stock, at the election of a majority in interest of the Series C Preferred Stock.  The dividend rate, as adjusted from time to time on each share of Series C Preferred was as follows through June 3, 2012: 8% per share per annum on the stated value of $3.20 per share for the period from the date of its issue through the last day of the sixteenth (16th) month after the date of its issue; 12% per share per annum on the stated value commencing on the first day of the seventeenth (17th) month through the last day of the thirtieth month (30th) after the date of its issue; and 20% per share per annum on the stated value for each dividend period thereafter commencing on the first day of the thirty-first (31st) month after the date of its issue.  Notwithstanding the foregoing, if at any time a breach event (as defined in the Company’s Articles of Incorporation) occurs, then the dividend rate shall be 20% per annum on the stated value for each dividend period or part thereof in which a breach event has occurred or is outstanding.  The Series C Preferred shall, with respect to dividend rights, rank senior to all classes and series of the Company’s common stock and pari passu with the Company’s Series A and Series B Preferred Stock.  On June 4, 2012, in connection with the Consent and Waiver as discussed in Note 8 and described in (b) below, the dividend rate was increased to 20% in perpetuity and as such, no additional imputed dividends will be accrued.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Pursuant to the dividend rights of the holders of the Series C Preferred, the Company has accrued for cash dividends payable due as of September 30, 2012 and December 31, 2011, in the amount of $221,650 and $90,582, respectively.  This amount is included in accrued liabilities on the accompanying unaudited condensed consolidated balance sheets.  Imputed dividends relating to the implied discount resulting from the difference between the stepped dividend rate and the perpetual dividend rate of 20% for the Series C Preferred through June 3, 2012, total $376,433 and are included as an adjustment to retained earnings and preferred stock in the accompanying unaudited condensed consolidated financial statements.

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

(b) Common Stock

On July 31, 2012 pursuant to the Asset Purchase Agreement with MacroSolve, the Company issued 617,284 shares of its common stock to purchase the business of Illume Mobile, a division of MacroSolve. The shares were valued at $697,531 and were recorded as part of the purchase price.

In connection with the BDC Loan Agreement, the RBC Credit Agreement, and the Purchase Agreement described in Notes 5, 7 and 8, on June 4, 2012, the Company entered into the Consent and Waiver with Sigma Opportunity Fund II, LLC (“Sigma Opportunity Fund”), Sigma Capital Advisors (“Sigma Advisors”), and Donald W. Rowley (the Company’s former Chief Financial Officer - see Note 8).  Pursuant to the Consent and Waiver:

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

o
The Company paid Sigma Advisors a fee of $400,000, and Sigma Advisors agreed that no further payments will be due under the Advisory Services Agreement, dated May 18, 2011, between the Company and Sigma Advisors, with respect to the Purchase Agreement, the BDC Loan Agreement, the RBC Credit Agreement, and the transactions contemplated thereunder.  This amount is included in the total transaction costs outlined in Note 5.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

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

o
The Company has issued 272,727 shares of common stock to Sigma Opportunity Fund, 25,000 shares of common stock to Sigma Advisors, and 27,273 shares of common stock to Donald W. Rowley in consideration of the agreement to delay exercise of its demand registration right.  The shares were recorded as an expense of $341,250 in general and administrative expense based on the closing price of the Company’s stock on the date of the transaction.

o
Effective upon the increase in the dividend rate, the interest rate on the balance of the AP Amount (as defined in the Agreement among the Company, Sigma Opportunity Fund and Donald W. Rowley, dated June 30, 2011) will increase to 25% per annum.  On June 4, 2012, the interest rate was increased to 25%. The AP balance was paid in full during the third quarter of 2012.

(c) Warrants

The following summarizes information about the Company’s outstanding common stock warrants as of September 30, 2012:

				Total		Weighted
				Warrants	Total	Average
	Date		Strike	Outstanding	Exercise	Exercise
	Issued	Expiration	Price	and Exercisable	Price	Price

Senior Subordinated Notes	12/01/09	12/17/14	$3.62	138,260	$500,000	$-
Senior Subordinated Notes	12/01/09	12/17/14	4.34	138,260	600,000	-

				276,520	$1,100,000	$3.98

NOTE 10 - STOCK OPTION PLAN

In December 2010, the Company established the 2010 Stock Option Plan (the “Plan”).  The Plan authorizes the issuance of 1,000,000 shares of common stock. Pursuant to the terms of the Merger Agreement, the Company assumed all of Old DecisionPoint’s obligations under their outstanding stock option plans.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Under the Plan, common stock incentives may be granted to officers, employees, directors, consultants, and advisors.  As of September 30, 2012, incentives under the Plan may be granted only in the form of non-statutory stock options and all stock options of Old DecisionPoint that were assumed by the Company became non-statutory options on the date of the assumption.

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

A summary of the status of the Plans as of September 30, 2012, and information with respect to the changes in options outstanding is as follows:

			Weighted -
	Options		Average	Aggregate
	Available	Options	Exercise	Intrinsic
	for Grant	Outstanding	Price	Value

January 1, 2012	298,037	701,963	$2.02
Granted	-	-	-
Exercised	-		-
Forfeited	59,562	(59,562)	-
September 30, 2012	357,599	642,401	$2.01	$-

Exercisable options at September 30, 2012		497,677	$1.97	$-

The following table summarizes information about stock options outstanding as of September 30, 2012:

		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$1.33 - 2.03	403,262	2.53	$1.67	388,025	2.46	$1.66
$2.06 - 4.34	224,853	7.41	2.30	95,366	5.73	2.49
$7.00	14,286	0.23	7.00	14,286	0.23	7.00

Total	642,401	4.19	$2.01	497,677	3.03	$1.97

The total fair value of awards vested for the nine month periods ended September 30, 2012 and 2011, was $72,664 and $1,261, respectively.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period.  No stock options were granted during the nine months ended September 30, 2012.

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

Employee stock-based compensation costs for the three months ended September 30, 2012 and 2011, was approximately $11,000 and $29,000, respectively, and for the nine months ended September 30, 2012 and 2011, was $50,000 and $47,000, respectively and is included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.  As of September 30, 2012, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was $165,000 which is expected to be recognized over a weighted-average vesting period of 3.67 years.

NOTE 11 – ESOP PLAN

The Company has an Employee Stock Ownership Plan (the “ESOP”) which covers all non-union employees.  The Company’s contribution expense for the nine months ended September 30, 2012, was $135,000 representing approximately $99,000 for the ESOP principal payment and $36,000 for the ESOP interest.  ESOP shares are allocated to individual employee accounts as the loan obligation of the ESOP to the Company is reduced.  These amounts were previously calculated on an annual basis by an outside, independent financial advisor.   Compensation costs relating to shares released are based on the fair value of shares at the time they are committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for the nine months ended September 30, 2012 was approximately $99,000.  The fair value of the shares was $1.10 per share, based on the average of the daily market closing share price.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its office and warehouse facilities under various operating leases.  Its corporate headquarters and sales operations, including sales administration, software development, depot operation and the financial management were located in Foothill Ranch, California where the Company leased 7,500 square feet of office space.  The monthly rental expense was $7,765, and the lease expired in July 2012.  In May 2012, the Company entered into a new office lease agreement for 10,325 square feet beginning in July 2012.  The current monthly base rent is $12,390 per month and the lease expires in July 2017.

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

Effective upon the Closing Date of the purchase of Apex in June 2012, the Company assumed Apex’s lease of 7,800 square feet in Burlington, Ontario, Canada, which expires in March 2016. The current monthly rental expense is approximately CDN$10,000 per month.

Effective upon the Illume Closing Date, the Company assumed the Illume lease of 10,000 square feet in Tulsa, Oklahoma which expires September 2013, with the same terms and conditions as the underlying lease. The current monthly rental expense is approximately $12,000.

Rent expense for the nine months ended September 30, 2012 and 2011, was $353,000 and 297,000, respectively.

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

Under the Company’s bylaws, directors and officers have certain rights to indemnification by the Company against certain liabilities that may arise by reason of their status or service as directors or officers.  The Company maintains director and officer insurance, which covers certain liabilities arising from the obligation to indemnify directors and officers and former directors in certain circumstances.  No material indemnification liabilities were accrued at September 30, 2012.

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

NOTE 13 - RELATED PARTIES

The Company purchases and sells certain products and services from iTEK Services, Inc. (“iTEK”), a privately held company owned by an unrelated ESOP.  iTEK was affiliated with the Company through limited overlapping management and Board representation by the Company's Chief Executive Officer (“CEO”) and former Chief Financial Officer (“CFO”).  Purchases from iTEK are on similar terms that the Company would have received from an unrelated third-party.

Effective upon the resignation of the Company’s former CFO during July 2012, and the concurrent discontinuance of the CEO’s iTEK Board representation, the parties have no further overlapping management and therefore are no longer considered related parties effective August 2012.

The Company had accounts payable to its former CFO of approximately $0 and $855,000 at September 30, 2012 and December 31, 2011, respectively, including accrued interest.  The outstanding accounts payable balance accrued interest at 12% per annum until June 4, 2012, at which time the interest rate increased to 25% pursuant to the Consent and Waiver described in Note 9.  Following the resignation of the Company’s former CFO in July 2012, the Company fully repaid the amount due to the former CFO.  The Company incurred interest expense to these related parties totaling approximately $114,000 and $251,000, for the nine months ended September 30, 2012 and 2011, respectively.

The Company has a related party receivable of $357,326 from the seller of Apex in connection with the Working Capital requirement as defined in the Purchase Agreement and described in Note 5.

Separation Agreement - On July 23, 2012, the Company and Donald W. Rowley (“DWR”) entered into a Separation Agreement and General Release (“Separation Agreement”).  Pursuant to the Separation Agreement, DWR resigned as the Company’s Chief Financial Officer and Director as of July 23, 2012, and as an employee of the Company on July 23, 2012.  Pursuant to the Separation Agreement, the Company agreed to pay DWR a total of $205,292 in equal installments in accordance with the Company’s payroll cycle beginning on August 1, 2012 through December 31, 2012. This amount was fully accrued for during the quarter ended September 30, 2012. The Separation Agreement also contains a general release from DWR.

Under the Separation Agreement, the Company also acknowledged that it owes DWR the amount of $890,633 as of July 23, 2012, which will be paid in accordance with an Accounts Payable Payment Plan agreement, between the Company and DWR dated July 23, 2012 (“Accounts Payable Agreement”).  Pursuant to the Account Payable Agreement, the Company agreed to pay interest monthly in arrears (beginning on August 1, 2012) to DWR with interest computed daily on the outstanding balance at an annual interest rate of 25%.  Under the Accounts Payable Agreement, the Company will make payments to DWR of $36,000 per month due on the first day of each month beginning May 1, 2013. The total amount due to DWR under the Accounts Payable Agreement was paid in full during the quarter ended September 30, 2012.

DECISIONPOINT SYSTEMS, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14 - SUBSEQUENT EVENT

On October 3, 2012, the Company, Sigma Opportunity Fund II, LLC, Sigma Capital Advisors and Donald W. Rowley entered into Amendment No. 1 to the Consent and Waiver Agreement dated as of June 4, 2012 (the “Consent and Waiver Amendment”).

Pursuant to the Consent and Waiver Amendment, the parties agreed to amend the Certificate of Designations of the Powers, Preferences, and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of Series C Cumulative Convertible Preferred Stock of the Company which was filed with the Secretary of State of Delaware on July 1, 2011 (the “Certificate of Designations”) to increase the Dividend Rate (as defined therein) to 20% on the Stated Value (as defined therein) for each dividend period beginning June 4, 2012.  The parties also agreed to amend the Certificate of Designations to modify the definition of Breach Event.

Pursuant to the Consent and Waiver Amendment, the parties agreed that if the Company does not redeem on a pro rata basis for cash at least $2,206,000 in Stated Value (as defined in the Certificate of Designations) of the Series C Preferred Stock on or before October 31, 2012, then the parties will negotiate in good faith until November 15, 2012 relating to changes to the Certificate of Designations and other related matters that the parties may wish to agree upon in order to protect the interests of the Series C Preferred Stock and the Company will file the amended Certificate of Designations within two weeks thereafter. If the Company and a majority in interest of the Series C Preferred Stock are unable to agree upon revised terms by November 15, 2012, the Company will file an amendment to the Certificate of Designations no later than November 15, 2012 to provide that the Conversion Value (as defined in the Certificate of Designations) will be equal to the lower of (i) the Conversion Value then in effect, (ii) $1.20 per share or (iii) the closing price of the Company’s common stock on October 31, 2012 (in each case subject to the continuing antidilution provisions contained in the Certificate of Designations).

Pursuant to the Consent and Waiver Amendment, the Company also agreed to issue an aggregate of 175,364 shares of its common stock to the holders of the Series C Preferred Stock on November 15, 2012. An expense of approximately $154,000 related to the fair value of the expected issuance of these shares has been recorded in selling, general and administrative expense in the third quarter of 2012 based on the October 3, 2012 share price of $0.88 per share. This amount has been recorded in accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2012 and will be trued up upon the issuance of the shares.

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

OVERVIEW

We are an enterprise systems integrator that provides mobility systems integration and supply chain systems integration, as well as traditional scanning and mobility hardware solutions.  We design, deploy and support mobile computing and wireless systems that enable our customers to access enterprise data at the point of decision whether they are on the retail selling floor, warehouse loading dock or on the road making deliveries.  We provide development and integration of business applications for mobile environments.  These systems generally include mobile computers and related devices such as tablet computers, and smartphones, mobile application software for tablet computers and smartphones, and related data capture equipment including bar code scanners and radio frequency identification (“RFID”) readers.  We also provide professional services including consulting, proprietary and third party software and software customization as an integral part of our customized solutions for our customers.  Our supply chain systems integration offerings include Warehouse Management Systems, Transportation Management Systems, and Enterprise Resource Planning Systems as well as legacy systems.  We operate in one business segment.

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

We accomplish this by providing our customers with everything they need to achieve their enterprise mobility goals, starting with the planning of their systems, to the design and build stage, to the deployment and support stage, and finally to achieving their projected Return On Investment.  We serve the mobile app development needs of a wide range of customers, from Fortune 500 companies to small and medium-sized businesses.  We deliver advanced, mobile apps for many device platforms including iPad, iPhone and Android with functionality including 3D animation, mobile video, augmented reality, GPS, and more.  Our unique combination of creativity, technical savvy, years of mobile experience and market insight enables our customers to envision their mobile applications and bring them to reality, providing the most value in the shortest amount of time.

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

Acquisition of Illume Mobile

On July 31, 2012 (“Illume Closing Date”), we consummated an asset purchase agreement (“Asset Purchase Agreement”) with MacroSolve, Inc.  Pursuant to the Asset Purchase Agreement, the Company purchased the business (including substantially all the related assets) of the seller’s Illume Mobile division (“Illume Mobile”), based in Tulsa, Oklahoma.

Founded in 1996, Illume is a mobile business solutions provider that services mobile products and platforms.  Illume Mobile’s initial core business is the development and integration of business applications for mobile environments.  Today, Illume Mobile serves the mobile application development needs of a wide range of customers, from Fortune 500s to small and medium-sized businesses.  It delivers advanced, mobile apps for many device platforms including iPad, iPhone and Android with functionality including 3D animation, mobile video, augmented reality, GPS, and more.  Illume Mobile seeks to leverage its combination of creativity, technical savvy, years of mobile experience, and market insight to enable customers to envision their mobile applications and bring them to reality, providing the most value in the shortest amount of time.

In consideration for the business of Illume Mobile, we paid $1,000,000, of which $250,000 was paid in cash and $750,000 was paid in the form of 617,284 shares of our common stock.  The number of shares issued was based on the volume weighted-average closing price of our common stock of $1.215 per share over the twenty trading days prior to the Illume Closing Date.  The closing price of our common stock on the last business day prior to the Illume Closing was $1.13 per share.  Accordingly, we valued the shares issued in conjunction with the acquisition at $697,531.

Pursuant to the Asset Purchase Agreement, we may be required to make an additional payment (“Earn Out Payment”) to the Seller of up to $500,000 of which 50% will be paid in cash, and 50% will be paid in shares of our common stock.  The value of the shares will be based on the closing price of our common stock on the one year anniversary of the Illume Closing Date.  The Earn Out Payment will be paid within 30 days of the one year anniversary of the Closing Date.  Closing costs and associated expenses totaled $0.1 million.  We paid Sigma Capital Advisors a fee of $45,000 for services provided in connection with the Asset Purchase Agreement.  The transaction was accounted for using the purchase method of accounting and the operating results for Illume Mobile have been consolidated into our results of operations beginning on August 1, 2012.

The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values on the acquisition date.  The following table summarizes the fair value of the Illume Mobile assets acquired and liabilities assumed at July 31, 2012:

Assets acquired:
Accounts receivable	$16,270
Other current assets	14,886
Property and equipment	25,592
Intangible assets	630,000
Goodwill	443,801
Total assets	1,130,549

Liabilities assumed:
Accounts payable and other accrued liabilities	38,838
Unearned revenue	36,971
Total liabilities assumed	75,809
Net assets acquired	$1,054,740

Purchase consideration:
Cash paid at closing	$250,000
Shares issued at closing	697,531
Accrued earn out consideration	107,209
Total purchase consideration	$1,054,740

Under the Asset Purchase Agreement, the Earn Out Payment will be computed as follows:

(a)  If Net Revenue (as defined in the Purchase Agreement) attributable to Illume Mobile, during the one year period commencing on the Illume Closing Date) is $1,500,000 or less, the Additional Payment will be $0.

(b)  If Net Revenue (as defined in the Purchase Agreement) is greater than $1,500,000 but less than $2,000,000, the Earn Out will be $100,000.

(c)  If Net Revenue (as defined in the Purchase Agreement) is at least $2,000,000 but less than $3,000,000, the Earn Out payment will be equal to the sum of (i) $100,000 plus (ii) 40% of the excess of the Net Revenue amount over $2,000,000.

(d) If Net Revenue (as defined in the Purchase Agreement) is $3,000,000 or more, the Earn Out will be $500,000

The Earn Out amount was recorded as additional purchase price consideration and the fair value was estimated by using a probability weighting of achieving various future revenue results simulation model to calculate the present value of the earn out and determine the probability of reaching the earn out milestones.

The present value of the total earn out amount was calculated using a discount rate of 21.0%.  The discount rate was determined based on an estimated venture capital rate of return.  The fair value of the Earn Out was calculated to be approximately $107,000.

The fair value of the intangible assets acquired at July 31, 2012, and the estimated useful lives over which they are being amortized are:

	Fair Value	Estimated Useful life

Software	$310,000	3.5 years
Customer relationships	100,000	3 years
Trade name	130,000	3 years
Covenant not to compete	90,000	2 years

	$630,000

Amortization of proprietary software is calculated as the greater of the proportional revenue approach or the straight-line approach.  Amortization of customer relationships and trade names are calculated on the discounted cash flow methodology to more properly reflect the greater useful life of the assets in the early years and the covenant not to compete is amortized on a straight-line basis.

The transaction resulted in a purchase price residual at the Illume Closing Date of approximately $434,000 for goodwill, representing the financial, strategic and operational value of the transaction to us.  Goodwill is attributed to the premium that we were willing to pay to obtain the value of the Illume Mobile business and the synergies created with the integration of key components of a commercial infrastructure.  The total amount of the goodwill acquired is deductible for tax purposes.

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

In consideration for the shares of Apex, we paid CDN$5,000,000 (US$4,801,000 at the Closing Date) (“Closing Amount”) in cash.  We could pay up to an undiscounted amount of CDN$3,500,000 (US$3,360,700 at the Closing Date) in consideration of achieving certain levels of adjusted earnings before interest, depreciation, taxes and amortization (“EBITDA”)in the period ended June 2013.  Closing costs and associated expenses either previously paid, payable in cash or recorded as deferred financing costs after the Closing Date total approximately $2.2 million which includes the issuance of 325,000 shares of the Company’s common stock. The shares were valued at $341,250 based on the market price of $1.05 per share on the Closing Date.  Of the total amount, approximately $190,000, was reflected as deferred financing costs and the remainder was reflected as a charge to selling, general and administrative expenses in our historical financial statements as follows: 1) fourth quarter ended December 31, 2011: $46,000; 2) first quarter ended March 31, 2012: $351,000: 3) second quarter ended June 30, 2012: $1,213,000; and 4) third quarter ended September 30, 2012: $380,000.  The transaction was accounted for using the purchase method of accounting and the operating results for Apex have been consolidated into our results of operations beginning on June 5, 2012.  We funded the purchase of Apex through borrowings as further explained below.

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

Pursuant to the above, a working capital adjustment of approximately $412,000 was recorded at the Closing Date.  In July of 2012, pursuant to the above arrangement, the Closing Working Capital was audited and resulted in an adjustment of $76,414. The total due from the prior shareholder is reflected on the accompanying unaudited condensed consolidated balance sheet as due from related party and a reduction to goodwill.

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

The Note is convertible, only on each Installment Date, at the option of the Note holder, into shares of our common stock at a conversion price that is equal to the greater of the market price of our common stock on the day prior to the conversion, or $1.00.  The shares issuable under the Note will be restricted but will have certain piggy back registration rights as set forth in the Purchase Agreement.

If the 2013 EBITDA is greater than CDN$2,000,000 (US$1,920,000 at the Closing Date), then Apex shall pay an amount (the “2013 EBITDA Additional Earn Out Amount”) by which the dollar-for-dollar 2013 EBITDA exceeds CDN$2,000,000 ($1,920,000 at the Closing Date), up to a maximum of CDN$500,000 (US$480,000 at the Closing Date).  The 2013 EBITDA Additional Earn Out shall be paid by the issuance of shares of our common stock.  The number of shares to be issued shall be determined by the amount due divided by the 30 day average daily closing price of the shares of our common stock in the month of July 2013.  The shares issued will be restricted but will have certain piggy back registration rights as set forth in the Purchase Agreement.

The obligations of Apex under the Purchase Agreement are guaranteed by us.

The 2013 EBITDA Basic Earn Out Amount and 2013 EBITDA Additional Earn Out Amount were recorded as additional purchase price consideration and the fair value was estimated by using a Monte Carlo simulation model to calculate the present value of the earn out and determine the probability of reaching the earn out milestones.  We simulated the EBITDA in the earn out periods by varying the following inputs:

•	Revenue – Earn out period revenue was simulated based on management’s projected revenue and a standard deviation based on revenue variance shown throughout management’s 2012 - 2014 projections.

•
Cost of Goods Sold (“COGS”) Margin – Earn out period COGS margin was simulated based on management’s projected margin and a standard deviation based on COGS margin variance shown throughout management’s 2012 - 2014 projections.

•
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

The present value of the total earn out amount was calculated using a discount rate of 19.7%.  The discount rate was determined based on: (i) a discount rate of 16.0% based on the cost of equity less 2.0 percent specific risk premium since the Earn Out period is only for one year, plus (ii) a counterparty risk of 3.7% based on the after-tax estimated cost of debt.  The fair value of the earn out was calculated to be approximately CDN$1,076,000 (US$1,033,000 at the Closing Date).  At the current balance sheet translation rate, approximately $1,094,000 is recorded in accrued earn out consideration in our unaudited condensed consolidated balance sheet as of September 30, 2012.

As part of the Purchase Agreement, we are obligated to pay an additional bonus consideration to the CEO of Apex. Such bonus is considered additional contingent purchase consideration as we are obligated to pay the bonus regardless of whether or not the CEO’s employment is retained.  The fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Closing Date).  At the current balance sheet translation rate, approximately $162,000 is recorded in accrued earn out consideration in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2012.

The fair value at June 4, 2012, of the intangible assets acquired and the estimated useful lives over which they are being amortized are:

	Fair Value	Estimated Useful Life

Customer relationships	$1,536,320	9 years
ApexWare software	2,483,077	3.5 years
Trade name	432,090	7 years
Covenant not to compete	14,403	1 year

	$4,465,890

Amortization of the ApexWare software is calculated as the greater of the proportional revenue approach or the straight-line approach.  Amortization of customer relationships and trade names are calculated on the discounted cash flow methodology to more properly reflect the greater useful life of the assets in the early years and the covenant not to compete is amortized on a straight-line basis.

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

On June 4, 2012, Apex entered into a Credit Agreement (“RBC Credit Agreement”) with Royal Bank of Canada (“RBC”), pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000 (US$2,641,000 at the Closing date), including a revolving demand facility with an authorized limit of CDN$200,000 (US$192,000 at the Closing Date).  In addition, Apex entered into a Loan Agreement (”BDC Loan Agreement”) with BDC Capital Inc. (“BDC”), a wholly-owned subsidiary of Business Development Bank of Canada, pursuant to which  BDC made available to Apex a term credit facility (“BDC Credit Facility”) in the aggregate amount of CDN$1,700,000 (US$1,632,000 at the Closing Date). Further, we drew amounts under our line of credit with SVB to fund the remainder of the cash purchase price.

Pro Forma Financial Information:

The following summarizes the Company’s unaudited combined results of operations for the three and nine months ended September 30, 2012 and 2011 that includes Apex and Illume Mobile: (000’s except per share data):

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011

Net revenues	$18,669	$17,258	$56,346	$44,867
Net loss attributable to common shareholders	$(1,446)	$(706)	$(5,312)	$(7,539)

Net loss per share - basic and fully-diluted	$(0.18)	$(0.08)	$(0.69)	$(1.17)

Included in the pro forma combined results of operations are the following adjustments for Apex: (i) amortization of intangible assets for the three months ended September 30, 2012 and 2011 of $0 and $352,000, respectively, and for the nine months ended September 30, 2012 and 2011 of $572,000 and $1,056,000, respectively and (ii) a net increase in interest expense for the three months ended September 30, 2012 and 2011 of $0 and $179,000, respectively, and for the nine months ended September 30, 2012 and 2011 of $291,000 and $537,000, respectively.  Included in the pro forma combined results of operations are the following adjustments for Illume Mobile: (i) amortization of intangible assets for the three months ended September 30, 2012 and 2011 of $18,000 and $53,000, respectively, and for the nine months ended September 30, 2012 and 2011 of $125,000 and $160,000, respectively.  Net loss per share assumes the 325,000 shares issued in connection with the Apex acquisition and the 617,284 shares issued in connection with the Illume Mobile acquisition are outstanding for each period presented (see discussion at Note 9).

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the Apex and Illume Mobile acquisitions been completed as of the beginning of the period presented, nor should it be taken as indicative of our future consolidated results of operations.

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

In connection with these trends, in September 2012 we announced further upgrades to two of our bundled solutions -- Fleet Control and the Field Force Manager Pro Kit -- developed in cooperation with and fulfilled for a major Wireless Carrier.  XRS Corporation provides vehicle management applications for these mobile workforce efficiency solutions.

An Android version of APEXWare™ Field Service has been ported to a mobile application that went into beta with one account in June 2012.

In July 2012, we relocated our Foothill Ranch, CA office to a larger facility in Irvine, CA.  The new facility provides additional space to accommodate the expansion of the Express Depot and staging operation.  Additionally, the new building provides expansion for our technical support team as well as larger customer meeting and product demonstration areas.

Company History

DecisionPoint Systems, Inc., formerly known as Comamtech, Inc. (the "Company”, “DecisionPoint”, “we”, “our” or “us”), was incorporated on August 16, 2010, in Canada under the laws of the Ontario Business Corporations Act (“OCBA”).  On June 15, 2011, we entered into a Plan of Merger (“Merger Agreement”) among the Company, its wholly-owned subsidiary, 2259736 Ontario Inc., incorporated under the laws of the Province of Ontario, Canada (“Purchaser”) and DecisionPoint Systems, Inc., (“Old DecisionPoint”).  Pursuant to the Merger Agreement, under Section 182 of the OCBA, on June 15, 2011 (“Effective Date”), Old DecisionPoint merged (“Merger”) into the Purchaser and became a wholly-owned subsidiary of the Company.  Prior to the Merger, Comamtech was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  In connection with the Merger, we changed our name to DecisionPoint Systems, Inc., and the Purchaser changed its name to DecisionPoint Systems International, Inc. (“DecisionPoint Systems International”).  On June 15, 2011, both companies were reincorporated in the State of Delaware.  Since the Merger, the business conducted by us has been the business conducted by Old DecisionPoint prior to the Merger.

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

The acquisition of the Illume Mobile business was completely integrated into the operations of DPS Group in August 2012.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations is based upon the unaudited results of operations for the three and nine months ended September 30, 2012, as compared to the same periods ended September 30, 2011.  These should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this Form 10-Q along with our Form 10-K, filed with the Securities and Exchange Commission on March 30, 2012.

For comparison purposes, all dollar amounts have been rounded to the nearest million while all percentages are actual.

Comparison of the Quarters Ended September 30, 2012 and 2011

Revenues were $18.5 million for the quarter ended September 30, 2012, compared to $16.4 million for the same period ended September 30, 2011, an increase of $2.1 million or 12.9%.  The increase in revenue was primarily due to the increased field mobility solution sales and increased professional services revenue from our CMAC subsidiary in 2012 as compared to 2011.  The incremental revenue from our acquisitions of Apex and Illume Mobile has not been material in the quarter.  The return of normal product availability from our principal hardware vendor enabled us to fulfill our increased field mobility solutions sales in the current period.

During 2011, we experienced decreases in traditional mobility solutions revenue which historically generated lower gross margins, while our field mobility solutions and professional services revenues have continued to grow.  While the slowly improving economic conditions in the U.S. have had a positive effect generally, we have continued to experience greater competitive forces in the market place within our core traditional solutions business.  Major retail chains had deferred new technology implementation and delayed systems’ refresh in recent years.  Conversely, the economic environment in 2012 has continued to improve slightly, and accordingly we are continuing to see an increased volume of requests for implementation of new cost saving technology which will enable our customers to compete for the ultimate consumer spending in their retail stores.

Cost of sales were $14.2 million for the quarter ended September 30, 2012, compared to $13.0 million for the quarter ended September 30, 2011, an increase of $1.2 million or 9.2%.  Our gross profit was $4.3 million for the quarter ended September 30, 2012, compared to $3.4 million for the quarter ended September 30, 2011, an increase of $0.9 million or 26.5%.  Our realized gross margin percentage has increased by 2.6 percentage points to 23.5% in the 2012 quarter, from 20.9% in the comparable quarter of 2011.  The increase is due to the higher gross margin from our professional services revenue including CMAC and improved utilization of our professional services resources.  We believe that we would have realized even better gross margins had it not been for the very competitive environment for hardware sales across our entire customer base, as noted above.  Additionally, we have continued our increased emphasis on cost control and improved utilization and efficiency of our professional services personnel and related costs.  We expect to realize increased gross margins as our two recent acquisitions begin to ramp up their revenue as their product offerings become more integral with our existing sales force and customer base.

Selling, general and administrative expenses were $5.0 million for the quarter ended September 30, 2012, compared to $3.3 million for the quarter ended September 30, 2011, an increase of $1.7 million or 51.2%.  Substantially all of the increase was due to increased personnel and operating expenses relating to the Illume Mobile and Apex acquisitions of $0.6 million, Illume Mobile and Apex acquisition related costs of $0.5 million, and accrued severance for a terminated employee of $0.2 million.

Interest expense, which is related to our lines of credit, subordinated debt (in 2011) and our obligations to related parties, was $0.3 million for the quarter ended September 30, 2012, compared to $0.2 million for the quarter ended September 30, 2011.  The $0.1 million increase in interest expense was the result of increased borrowings outstanding as a result of the Apex acquisition in June 2012.

In connection with the Apex acquisition in June 2012, we obtained two additional new term loan facilities from separate Canadian lenders in the total of amount $4.0 million.  Principal and interest are obligations of Apex.  Expenses directly related to obtaining the financing of $0.2 million were recorded as deferred financing costs and amortized over the term of the respective loans in our unaudited condensed consolidated statements of operations and comprehensive loss as of September 30, 2012.

Comparison of the Nine Months Ended September 30, 2012 and 2011

Net sales were $54.1 million for the nine months ended September 30, 2012, compared to $42.5 million for the nine months ended September 30, 2011, an increase of $11.6 million or 27.3%.  The increase in net sales in the current nine months was due to the revenues earned by CMAC and the increase in our core revenue from the comparable period in 2011.  The incremental revenue from our two acquisitions has not been material in 2012.

Cost of sales was $42.3 million for the nine months ended September 30, 2012, compared to $34.0 million for the nine months ended September 30, 2011, an increase of $8.3 million or 24.2%, in line with the increase in net sales.  Our gross margin and gross profit were 21.9% and $11.9 million for the nine months ended September 30, 2012, respectively, as compared to 19.8% and $8.4 million for the nine months ended September 30, 2011, respectively.  We have continued to implement increased cost control for the products and services which we resell, our professional services costs were positively impacted by our better utilization associated with greater recognized revenue from these services in the current nine months and therefore, we did realize higher margins on those services.  We have continued personnel reductions in the first nine months that will be fully realized in the fourth quarter of 2012.

Selling, general and administrative expenses were $13.6 million for the nine months ended September 30, 2012, compared to $10.3 million for the nine months ended September 30, 2011, an increase of $3.3 million or 31.9%.  The increase in the current nine months was primarily the direct result of costs of $2.1 million incurred to complete our acquisitions of Apex and Illume Mobile.  Additionally, there were increased personnel and operating costs relating to the two acquisitions of $0.7 million which impacted the current nine month period.

Interest expense is primarily related to our lines of credit and term loans, and was $0.7 million for the nine months ended September 30, 2012, compared to $1.0 million for the nine months ended September 30, 2011, a decrease of $0.3 million.  Interest expense due related parties was $0.1 million and $.0.2 million for the 2012 and 2011 periods. respectively.  The decrease in interest expense was the result of the exchange of our subordinated notes for preferred stock in June 2011, lower amounts outstanding on our lines of credit and term loans in the first five months of 2012, prior to the issuance of term debt for the Apex financing.

In connection with the Apex acquisition in June 2012, we obtained two additional new term loan facilities from separate Canadian lenders in the total of amount $4.0 million.  Principal and interest are obligations of Apex.  Expenses directly related to obtaining the financing of $0.2 million were recorded as deferred financing costs and amortized over the term of the respective loans in our unaudited condensed consolidated statements of operations and comprehensive loss as of September 30, 2012.

In June 2011, we sold $4.0 million of secured debt and exchanged that same debt for convertible preferred stock in the same period.  The accrued interest expense and preferred stock issued as relating to the debt exchange along with an additional issuance of common shares, at no cost, were all treated as a loss on debt extinguishment which is recorded as a separate line in ‘other expense’ in our unaudited condensed consolidated statements of operations and comprehensive loss as of September 30, 2011.  This one-time, non-cash expense totaled $2.6 million in the period.  There were no further expenses related to this transaction in the subsequent periods.

Revenue Concentration - We derived approximately 20% and 22% of our revenues from two customers in the nine months ended September 30, 2012 and 2011, respectively.  Customer mix can shift significantly from year to year, but a concentration of the business with a few large customers is typical in any given year.  A decline in our revenues could occur if a customer which has been a significant factor in one financial reporting period gives us significantly less business in the following period.

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

The amount outstanding under our lines of credit at September 30, 2012, was approximately $4.7 million with interest accruing at 7.5%.  Availability under our lines of credit was approximately $2.7 million at September 30, 2012.  During the first quarter we paid an annual renewal fee of $100,000.

In December 2010, the line of credit was temporarily reduced to $7.0 million in conjunction with a new Term Loan of $3.0 million in order to facilitate the CMAC acquisition.  The Term Loan was used to acquire CMAC and repay all of our remaining subordinated debt.  We paid a $60,000 commitment fee over the first six quarters of the loan and will pay a final payment of $60,000, or 2% of the principal amount borrowed, at the earlier of the maturity date in December 2013, or date of prepayment of the Term Loan.  The Term Loan accrues interest at a fixed rate of 9% and $1.25 million was outstanding at September 30, 2012.

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

In May 2011, pursuant to a Consent and Amendment to Loan and Security Agreement (“Amendment”), the maturity date was amended to April 30, 2012, with the remaining principal due on that date to be paid as a balloon payment.  The principal amount outstanding under the Term Loan accrues interest at a fixed rate equal to 9% per annum.  In addition, a final payment equal to 2% of the aggregate amount of the Term Loan is due on the earlier of the maturity date or the date the Term Loan is prepaid.  This final payment of $60,000 has been recorded as a discount to the Term Loan, which is being amortized to interest expense over the term of the Loan using the effective interest method.  In September 2011, pursuant to a Limited Waiver and Amendment to Loan and Security Agreement, the Loan Agreement was amended and certain covenants were replaced or modified resulting in our being in full compliance at September 30, 2011.  In addition, the maturity date was extended to the earlier of the maturity of the line of credit (see Note 7 of the Notes to the attached unaudited condensed consolidated financial statements) or December 1, 2013, the original maturity of the Term Loan and the principal is due in equal installments with no balloon payment.

In conjunction with the acquisition of Apex 0n June 4, 2012, we increased our fix term loan debt as follows:

RBC Term Loan -- On June 4, 2012, Apex entered into the RBC Credit Agreement with RBC described in Notes 5 and 8 of the Notes to the attached unaudited condensed consolidated financial statements pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000, including a term facility (“RBC Term Loan”) in the amount of CDN $2,500,000 (US$2,400,500 at the Closing Date).  The RBC Term Loan accrues interest at RBP plus 4% (7% at September 30, 2012).  Principal and interest is payable over a three year period at a fixed principal amount of CDN $69,444 a month beginning in July 2012.  Apex paid approximately $120,000 in financing costs, which has been recorded as deferred financing costs in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2012, and is being amortized to interest expense over the term of the loan.

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

The RBC Term Loan has certain financial covenants and other non-financial covenants.  As of September 30, 2012, Apex was not in compliance with these covenants.  RBC has indicated it is in process of providing a waiver for the covenant violations at September 30, 2012.

BDC Term Loan -- On June 4, 2012, Apex also entered into the BDC Loan Agreement (Note 5), pursuant to which BDC made available to Apex a term credit facility (“BDC Term Loan”) in the aggregate amount of CDN $1,700,000 (USD $1,632,340 at the Closing Date).  The BDC Term Loan accrues interest at the rate of 12% per annum, and matures on June 23, 2016, with an available one year extension for a fee of 2%, payable at that time.  In addition to the interest payable, consecutive quarterly payments of CDN$20,000, as additional interest are due beginning on June 23, 2012.  Apex paid approximately $70,000 in financing costs.

Subject to compliance with bank covenants, Apex will make a mandatory annual principal payment in the form of a cash flow sweep which will be equal to 50% of the Excess Available Funds (as defined by the BDC Loan Agreement) before discretionary bonuses based on the annual year end audited financial statements of Apex.  The maximum annual cash flow sweep in any year will be CDN$425,000.  As of September 30, 2012, the Company estimates that the cash sweep will be approximately $20,000.  Such payments will be applied to reduce the outstanding principal payment due on the maturity date.  In the event that Apex’s annual audited financial statements are not received within 120 days of its fiscal year end, the full CDN$425,000 becomes due and payable on the next payment date.

The terms of the BDC loan agreement also provide for a fee to BDC in the event of the occurrence of any of the following:

(a) if 50% or more of any company comprising Apex or the Company (consolidated assets or shares) is sold or merged with an unrelated entity; or

(b) if there is a change of control of Apex and/or DecisionPoint prior to the Maturity Date or any extended maturity date of the BDC Tern Loan,

In the event of (a) or (b) above,  Apex will pay to the BDC a bonus in an amount equal to 2% of the aggregate value of Apex and DecisionPoint determined as at the closing date of such transaction, which bonus shall become due and payable at the time of the closing of such transaction. Notwithstanding any prepayment of the BDC Term Loan, the bonus and Apex’s obligation to pay same to the BDC will remain in full force and effect until the Maturity Date or any amended or extended maturity date agreed by the BDC such that in the event of any sale, initial public offering or similar transaction, Apex’s obligation to pay the bonus amount to the BDC will survive such prepayment.

We believe that cash on hand, plus amounts anticipated to be generated from operations and from other contemplated financing transactions, whether from issuing additional long term debt or from the sale of equity securities through a private placement, as well as borrowings available under our line of credit, will be sufficient to support our operations through September 2013.  If we are not able to raise funds through private placements, we may choose to modify our growth plans to the extent of available funding, if any, and further reduce our selling, general and administrative expenses.

Cash and Cash Flow

We have seen our revenue increase in the nine months almost 27%, due to increases in our core field mobility solutions and professional services provided by CMAC.  Our gross margin percentage improved as a result of improved utilization of our professional services resources.  Selling, general and administrative expenses increased due to significant professional fees and other expenses associated with the completion of the acquisitions of Apex and Illume Mobile of approximately $2.1 million in 2012.  Had we not incurred those substantial professional fees, our net loss of $2.4 million for the nine month period ended September 30, 2012 would have approximated breakeven.

We believe that our strategic shift to higher margin field mobility solutions, and with additional ApexWare software and professional service revenues, will improve our results through this improving economic period.

As a matter of course, we do not maintain significant cash balances on hand since we are financed by lines of credit.  Typically, any excess cash is automatically applied to the then outstanding line of credit balance.  As long as we continue to generate revenues, we are permitted to draw down on our lines of credit to fund our normal working capital needs.  As such, we anticipate that we will have more than sufficient borrowing capacity to continue our operations in the normal course of business unless unforeseeable, material economic events occur that are beyond our control.  Availability on our line of credit was $2.7 million at September 30, 2012.

In the last three complete years of operations from 2009 through 2011, we have not experienced any significant effects of inflation on our product and service pricing, revenues or our income from continuing operations.

As of September 30, 2012 and December 31, 2011, we had cash on hand of approximately $0.4 million.  We have used, and plan to use, such cash for general corporate purposes, including working capital.

For the nine months ended September 30, 2012, net cash provided by operating activities was $0.7 million, primarily due to a $3.9 million increase in accounts receivable offset by an increase in accounts payable of $0.6 million.  All of these have offset our net loss of $2.5 million in the nine month period ended September 31, 2012.  Net cash used in investing activities was $5.1 million, for the acquisitions of Apex and Illume Mobile.  Net cash provided by financing activities was $4.5 million for the nine months ended September 30, 2012, primarily from the proceeds of issuance of term debt for the acquisition of Apex in the net amount of $4.0 million, collection of a $1.5 million receivable in connection with Comamtech merger, the net reduction in our credit line of $0.7 million, the payments on our term loan of $1.0 million, paid financing expenses of $0.3 million and the payment of dividends of $0.5 million.

For the nine months ended September 30, 2011, net cash used in operating activities was $1.4 million, primarily due to a $3.0 million increase in accounts receivable offset by a reduction in accounts payable of $0.5 million and $0.8 million reduction in accrued expenses.  All of these have offset our net loss of $5.2 million in the 2011 for the period and which was also reduced by the non-cash loss debt extinguishment of $2.3 million.  Net cash used in investing activities was $1.8 million, primarily due to a $2.2 million cash payment for the acquisition of CMAC, offset by the collection of a note receivable of $0.4 million in connection with the Comamtech merger.  Net cash provided by financing activities was $3.1 million for the nine months ended September 30, 2011, primarily from the proceeds of the issuance of subordinated debt of $4.0 million, the net reduction on our credit line facility of $2.0 million, cash received in the merger with Comamtech of $2.0 million and the repayment on our term loan of $0.8 million.

As of September 30, 2012, we have negative working capital of $9.2 million and total stockholders’ equity of $0.9 million.  Included in our current liabilities is unearned revenue of $6.4 million, which reflects services that are to be performed in future periods but that have been paid and/or accrued for and therefore, do not generally represent additional future cash outflow requirements.  Included in our current assets are deferred costs of $3.6 million which reflect costs paid for third party extended maintenance services that are being amortized over their respective service periods, which do not generally represent future cash outflows.  The increase in the unearned revenue, offset by the deferred costs, continues to provide a benefit in future periods as the amounts convert to net realized revenue.

For the periods presented, the table below sets forth a non-GAAP presentation of our ‘cash’ working capital position after removing the accrual effect of the current deferred assets and liabilities and should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto:

	September 30,	December 31,
(000's)	2012	2011

Current assets	$16,227	$20,342
Current liabilities	25,448	24,104

Working capital - GAAP	(9,221)	(3,762)
Deferred cost	(3,603)	(3,469)
Unearned revenue	6,368	6,756

Adjusted working capital - non-GAAP measure	$(6,456)	$(475)

Liquidity – Although we have historically experienced losses, a material part of those losses were from non-cash transactions In connection with these losses, we have accumulated substantial net operating loss carry-forwards to off-set future taxable income.   In order to maintain normal operations for the foreseeable future, we must continue to have access to our line of credit, become profitable and/or access additional equity capital.  There can be no assurance that we will become profitable or that we can continue to raise additional funds required to continue our normal operations.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that would be required should we not be successful with these activities.

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

Accounts receivable allowance as of September 30, 2012, were approximately $232,000, or 2.1% of the balance due.  Accounts receivable allowance as of December 31, 2011, were approximately $245,500 or 1.7% of the balance due.  We believe our reserve level is appropriate considering the quality of the portfolio as of September 30, 2012, based on the lack of any material write-offs of bad debt.  While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience due to the current economic recession.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2012.

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

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), concluded that, as of the end of the period covered by this report, due to material weaknesses in our internal controls as discussed below, our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer principal financial officer), as appropriate, to allow timely decisions regarding required disclosure.

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

In light of these material weaknesses, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended September 30, 2012, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended September 30, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM5.  OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DecisionPoint Systems, Inc.

Date: November 14, 2012	By:	/s/ Nicholas R. Toms
Nicholas R. Toms
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Paul Ross
Paul Ross
Chief Financial Officer (Principal Accounting Officer)