Form 10-K
period 2012-12-31
DecisionPoint Systems, Inc.
filed 2013-03-28
CIK 1505611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to____________

DECISIONPOINT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-54200	37-1644635
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

8697 Research Drive, Irvine, CA 92618-4204
(Address of principal executive offices) (Zip code)

(949) 465-0065
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $.001
Title of Class

Series D Preferred Stock
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $8,467,000.
The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 9,146,556 as of March 15, 2013.

PART I

Forward-Looking Statements

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

•	Our ability to raise capital when needed and on acceptable terms and conditions;
•	Our ability to manage the growth of our business through internal growth and acquisitions;
•	The intensity of competition;
•	General economic conditions and,
•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems.

All written and oral forward-looking statements made in connection with this Form 10-K are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements. Except as may be required under applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements whether as a result more information, future events or occurrences.

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

DecisionPoint has two wholly owned subsidiary, DecisionPoint Systems International and Apex Systems Integrators Inc.  DecisionPoint Systems International has two wholly owned subsidiaries, DecisionPoint Systems Group Inc. (“DPS Group”) and CMAC, Inc. (“CMAC”).  DecisionPoint Systems International acquired CMAC on December 31, 2010.  CMAC was founded and incorporated in March 1996, and is a logistics consulting and systems integration provider focused on delivering operational and technical supply chain solutions, headquartered in Alpharetta, Georgia.

DPS Group has two wholly owned subsidiaries, DecisionPoint Systems CA, Inc. and DecisionPoint Systems CT, Inc.  DecisionPoint Systems CA, Inc., formerly known as Creative Concepts Software, Inc. (“CCS”) was founded in 1995 and is a provider of Enterprise Mobility Solutions.  Enterprise Mobility Solutions are those computer systems that give an enterprise the ability to connect to people, control assets, and transact business from any location by using mobile computers, tablet computers, and smartphones to securely connect the mobile worker to the back office software systems that run the enterprise.  Technologies that support Enterprise Mobility Solutions include national wireless carrier networks, Wi-Fi, local area networks, mobile computers, smartphones and tablets, mobile software applications, middleware and device security and management software.  DecisionPoint Systems CT, Inc. formerly known as Sentinel Business Systems, Inc. (“SBS”) was founded in 1976 and has developed over time a family of powerful enterprise data collection software solutions, products and services.  The combined company is a data collection systems integrator that sells and installs mobile devices, software, and related bar coding equipment, radio frequency identification (“RFID”) systems technology and provides custom solutions and other professional services.

Following the Merger, the business conducted by us is now the business conducted by Old DecisionPoint prior to the Merger.

Recent Developments

Preferred Series D Private Placement

On December 20, 2012, we entered into and closed a securities purchase agreement (the “Series D Purchase Agreement”) with accredited investors (the “Investors”), pursuant to which we sold an aggregate of 633,600 shares of Series D Convertible Preferred Stock (the “Series D Preferred Shares”) for a purchase price of $10.00 per share, for aggregate gross proceeds of $6,336,000 (the “Series D First Closing”).

We retained Taglich Brothers, Inc. (the “Placement Agent”) as the placement agent for the Series D First Closing. We paid the Placement Agent $506,880 in commissions (equal to 8% of the gross proceeds), and issued to the Placement Agent five-year warrants (the “Placement Agent Warrants”) to purchase 633,600 shares of our common stock (equal to 10% of the number of shares of common stock underlying the Series D Preferred Shares sold under the Purchase Agreement) at an exercise price of $1.10 per share, in connection with the Series D First Closing. The Investors included certain of our officers, directors and employees, who purchased an aggregate of 20,700 Series D Preferred Shares.  We used $4.7 million of the proceeds from the Series D Closing to redeem all of our outstanding shares of Series C Preferred Stock.

On December 31, 2012, we sold an additional 70,600 shares of Series D Preferred Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $706,000 (the “Series D Second Closing”, and together with the Series D First Closing, the “Series D Closings”) pursuant to the Series D Purchase Agreement for an aggregate of 704,200 shares of Series D Preferred Stock sold.  The Placement Agent acted as the placement agent for the Series D Second Closing as well. We paid the Placement Agent $56,480 in commissions (equal to 8% of the gross proceeds), and issued to the Placement Agent Placement Agent Warrants to purchase 70,600 shares of common stock (equal to 10% of the number of shares of common stock underlying the Series D Preferred Shares sold under the Series D Purchase Agreement) at an exercise price of $1.10 per share, in connection with the Series D Second Closing for an aggregate of 704,200 such Placement Agent Warrants.  The Investors included one of our officers who purchased an aggregate of 2,500 Series D Preferred Shares.

The table below presents the use of proceeds from the Series D Preferred Shares:

Gross Proceeds		$7,042,000

Less:
Redemption of Preferred Series C Shares	4,732,567
Payment of placement agent fees, including other estimated costs	1,019,682
		5,752,249

Funds available for general corporate purposes		$1,289,751

Our proceeds from the Series D Closings, before deducting placement agent fees and other expenses, were approximately $7.0 million. We used $4.7 million for redemption of all of our outstanding shares of Series C Preferred Stock. Approximately $1.0 million was used to pay fees and expenses of this offering, and $1.3 million are funds available for general corporate purposes.  Pursuant to the Apex Stock Purchase Agreement, we are required to place 25% of the net offering proceeds, as defined, in an escrow account to satisfy our payment obligations of certain earn-out provisions. These funds have not been placed into escrow pending agreement between the Company and the sellers regarding the financial institution that will escrow the funds, the amount of funds that are to be placed in escrow and the escrow agreement itself (see Note 4 to the accompanying Consolidated Financial Statements).

In connection with the Series D First Closing, on December 20, 2012, we filed a Certificate of Designation of Series D Preferred Stock (the “Series D Certificate of Designation”) with the Secretary of State of Delaware. Pursuant to the Series D Certificate of Designation, we designated 4,000,000 shares of our preferred stock as Series D Preferred Stock. The Series D Preferred Stock has a Stated Value of $10.00 per share, votes on an as-converted basis with the common stock, and is convertible, at the option of the holder, into such number of shares of our common stock equal to the number of shares of Series D Preferred Stock to be converted, multiplied by the Stated Value, divided by the Conversion Price in effect at the time of the conversion.  The initial Conversion Price is $1.00, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions. The Series D Preferred Stock entitles the holder to cumulative dividends, payable quarterly, at an annual rate of (i) 8% of the Stated Value during the three year period commencing on the date of issue, and (ii) 12% of the Stated Value commencing three years after the date of issue. We may, at our option, pay dividends in PIK Shares, in which event the applicable dividend rate will be 12% and the number of such PIK Shares issuable will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of the Company’s common stock for the five prior consecutive trading days.

Pursuant to the Series D Certificate of Designation, upon any liquidation, dissolution or winding-up of our Company, holders of Series D Preferred Stock will be entitled to receive, for each share of Series D Preferred Stock, an amount equal to the Stated Value of $10.00 per share plus any accrued but unpaid dividends thereon before any distribution or payment may be made to the holders of any common stock, Series A Preferred Stock, Series B Preferred Stock, or subsequently issued preferred stock.

Pursuant to the Series D Certificate of Designation, commencing on the trading day on which the closing price of the common stock is greater than $2.00 for thirty consecutive trading days with a minimum average daily trading volume of at least 5,000 shares for such period, and at any time thereafter, the Company in its sole discretion may affect the conversion of all of the outstanding shares of Series D Preferred Stock to common stock (subject to the condition that, all of the shares issuable upon such conversion may be re-sold without limitation under an effective registration statement or pursuant to Rule 144 under the Securities Act of 1933, as amended.

Pursuant to the Series D Certificate of Designation, commencing two years from the termination or expiration of the offering of the Series D Preferred Stock (which termination occurred on December 31, 2012), and at any time thereafter, the Company in its sole discretion may redeem all of the outstanding shares of Series D Preferred Stock at a purchase price of $10.00 per share plus any accrued but unpaid dividends.

Illume Mobile Acquisition

On July 31, 2012 (the “Illume Mobile Closing Date”), we entered into an asset purchase agreement (the “Illume Mobile Purchase Agreement”) with MacroSolve, Inc. (the “Seller”). Pursuant to the Illume Mobile Purchase Agreement, we purchased the business (including substantially all the related assets) of the Seller’s Illume Mobile division (“Illume Mobile”), for a purchase price of $1,000,000, of which $250,000 was paid in cash and $750,000 was paid in the form of 617,284 shares of our common stock.  The number of shares to be issued was based on a value of $1.215 per share which was based on the volume weighted-average trading price of our common stock over the twenty trading days prior to the Illume Mobile Closing Date.  Pursuant to the asset purchase agreement, we will be required to make an additional payment (“Additional Payment”) to the Seller of up to $500,000 based on the achievement of specified levels of net revenue during the twelve months ending July 31, 2013, of which 50% will be paid in cash, and 50% will be paid in shares of common stock.  The value of the shares will be based on the closing price of our common stock on the one year anniversary of the Illume Mobile Closing Date.  The Additional Payment will be paid within 30 days of the one year anniversary of the Closing Date.  The Illume Mobile business acquired includes patent protected domain expertise in developing Enterprise mobile software for Android and Apple (iOS) mobile devices.

 Apex Systems Integrators, Inc. Acquisition

On June 4, 2012 (the “Apex Closing Date”), pursuant to a Stock Purchase Agreement, we acquired all of the issued and outstanding shares of Apex Systems Integrators Inc. (“Apex”), a corporation organized under the laws of the Province of Ontario, Canada.  Apex is a provider of wireless mobile work force software solutions.  Its suite of products utilizes the latest technologies to empower the mobile worker in many areas including merchandising, sales and delivery; field service; logistics and transportation; and, warehouse management.  Its clients are North American companies that are household names whose products and services are used daily to feed, transport, entertain and care for people throughout the world.

In consideration for the shares of Apex, we paid CDN$5,000,000 (US$4,801,000 at the Apex Closing Date) in cash.  We may be required to pay up to an undiscounted amount of CDN$3,500,000 (US$3,360,700 at the Apex Closing Date) in consideration  for Apex achieving certain levels of adjusted earnings before interest, depreciation, taxes and amortization during the twelve months ending July 2013.

Overview

DecisionPoint enables our clients to “move decisions closer to the customer” by “empowering the mobile worker”.  We define the mobile worker as those individuals that are on the front line in direct contact with customers.  These workers include field repair technicians, sales associates, couriers, public safety employees and millions of other workers that deliver goods and or services throughout the country.  Whether they are blue or white collar, mobile workers have many characteristics in common.   Mobile workers need information, access to corporate resources, decision support tools and the ability to capture and report information back to the organization.

DecisionPoint empowers these mobile workers through the implementation of various mobile technologies including specialized mobile business applications, wireless networks, mobile computers (for example, rugged, tablets, and smartphones) and a comprehensive suite of consulting, integration, deployment and support services.

Mobile computing capabilities and usage continue to grow.  With choice comes complexity so helping our customers navigate the myriad of options is what we do best.  The right choice may be an off-the-shelf application or a custom business application to fit a very specific business process.  DecisionPoint has the specialized resources and support structure to address the needs of mobile applications in the retail, transportation, field workforce sales/service and the warehousing market segments.  We continue to invest in building out our capabilities to support these markets and business needs.  For example, in July 2012, we invested in the expansion of our custom software development capabilities through the acquisition of Illume Mobile in Tulsa, OK, which specializes in the custom development of specialized mobile business applications for Apple, Android and Windows Mobile devices.  Additionally, through the acquisition of Illume Mobile we acquired a cloud-based, horizontal software application “ContentSentral” which manages and distributes multiple types of corporate content (for example, PDF, video, images, and spreadsheets) on mobile tablets used by field workers.  We also dramatically increased our software products expertise with the acquisition in June 2012 of APEX in Canada.  The APEXWare™ software suite significantly expanded our field sales/service software offerings.  APEXWare™ is a purpose-built mobile application suite ideally suited to the automation of field sales/service and warehouse workers.  Additionally, we continue to expand our deployment and MobileCare support offerings.  In 2012 we moved our headquarters location to a larger facility in Irvine, CA in order to accommodate the expansion of our express depot and technical support organizations. We also continue to invest in our “MobileCare EMM” enterprise mobility management offering.  In 2008, we recognized the need for customers to outsource their mobile device management (“MDM”) needs, thus we invested in building out a MDM practice that offers these services under a comprehensive managed service model.  We have extended this offering from our historically ruggedized mobile computer customer base to address the growth of consumer devices in the enterprise and support the Bring Your Own Device (BYOD) and Bring Your Own Application (BYOA) movement.

Recognizing that we cannot build every business application, we have developed an ‘ecosystem’ of partners which support our custom and off-the-shelf solutions.  These partners include suppliers of mobile devices (Apple, Intermec, Motorola, among others), wireless carriers (AT&T, Sprint, T-Mobile, Verizon),  mobile peripheral manufactures (Zebra Technologies Corporation, Datamax - O’Neil), in addition to a host of specialized independent software vendors such as AirWatch, VeriFone GlobalBay, XRS and Wavelink.

We are focused on several commercial enterprise markets.  These include retail, field sales/service, warehousing and distribution and transportation.   With the continued growth of the mobile internet, we expect to see our current markets growth in addition to the emergence of new markets.  In order to identify these new markets we recently created a new internal organization whose sole purpose is to identify and nurture new market opportunities. We expect our customers to continue to embrace and deploy new technology to better enhance their own customers’ experiences and improve their own operations while lowering their operating costs.  Our expertise and understanding of our customers’ operations and business operations in general, coupled with our expertise and understanding of mobile technology equipment and software offerings enables us to identify new trends and opportunities and provide these new solutions to our existing and potential customers.

At DecisionPoint, we deliver to our customers the ability to make better, faster and more accurate business decisions by implementing industry-specific, enterprise wireless and mobile computing systems for their front-line mobile workers, inside and outside of the traditional workplace. It is these systems that provide the information to improve the hundreds of individual business decisions made each day.  Historically, critical information has remained locked away in the organization’s enterprise computing systems, accessible only when employees were at their desk. Our solutions unlock this information and deliver it to employees when needed regardless of their location.  As a result, our customers are able to move their business decision points closer to their customers which we believe in turn improves customer service levels, reduces cost and accelerates business growth.

We have several offices throughout North America which allows us to serve our multi-location clients and their mobile workforces.  We provide depot services through our West and East coast facilities.  Additionally, we are always keenly aware of potential acquisition candidates that can provide complementary products and service offerings to our customer base.

Marketplace

Industry

The Enterprise Mobile Computing industry continues to grow on many fronts.  The industry’s early growth was fueled through the standardization of several key technologies such as the Windows Mobile operating system, 802.11 a/b/g “Wi-Fi” wireless local area networks, and robust nationwide wireless carrier data networks such as Sprint, T-Mobile and Verizon.  The more recent advances in “consumer” class smartphones and tablets have enabled new applications and expanded the market’s reach to field worker applications that previously could not justify the cost of traditional rugged mobile computers.

In the last 12 months we have seen an increase in the deployment of “consumer” smartphones and tablet computers in order to support a broadening set of mobile user needs.  While a few of these deployments have been in response to reducing the deployment costs of traditional ruggedized mobile devices, the majority represent new deployments in markets which were previously under-serviced and thus represent new market opportunities.

The industry is comprised of companies that bring specific value to one or more elements of the overall customer solution.  These specialized companies can be grouped into the following categories:

•	Hardware manufacturers such as Motorola Solutions, Intermec Corporation and Zebra Technologies each provide specialized mobile computers and peripherals.
•	Wireless Carriers such as Sprint, T-Mobile and Verizon provide robust data and voice networks.
•	Specialized application providers (ISVs) that focus on providing mobile applications to meet specific industry and business requirements. Our APEXWare™ are solution set is one such example.
•
Systems integrators such as DecisionPoint that work directly with the end user to define the business requirement and then design and develop the final solution using our existing intellectual property or components from other providers.

Determining which enterprise mobile solution we deliver to our customers depends on several key factors including the customer’s industry, size and business objectives.  Successful solution selection requires that providers possess industry domain expertise, business application expertise and mobile computing and wireless networking technical acumen.  DecisionPoint possesses this knowledge and skillset in our target markets.

In addition to offering hardware and specialized mobile applications, we also provide a complete line of consulting, deployment and integration services, including site surveys, equipment configuration and staging, system installation, depot services, software support, training programs and project management.

Current Market Environment

Over the last several years, we have been repositioning ourselves to move up the solution value chain by focusing on higher margin software and consulting services along with customer-driven mobile wireless solutions rather than providing simply hardware and customized software as a reseller.  This is the key to increasing our profitability and is also a major point of differentiation.  The acquisitions of CMAC, Apex and Illume Mobile are instrumental in this repositioning.  Small resellers and large catalog resellers simply do not want to, or cannot, provide the hands-on services and mobile application needs to make these systems successful.  Our major ecosystem partners recognize this and have come to depend more on us to deliver the business value that their products enable.

The result is that our partners are referring more end-user demand to DecisionPoint than ever before because they require our deep domain knowledge in our chosen markets, our mobile application solutions, consulting services and our deployment and support capabilities. Today, a majority of Motorola, Intermec and Zebra Technologies’ product sales are through the sales channel in which we participate.

We benefit from other advantages by participating in this sales channel.  The industry leaders have established program rewards, such as a favorable pricing structure and promotional incentives for their top-tier partners such as DecisionPoint.  As a result, we invest in training for our personnel, which differentiate us from other potential competitors whose personnel may not have the same training or experience as ours. Within our enterprise markets, we believe there continues to be long-term opportunity for growth as the global workforce continues to become more mobile and the industries and markets that purchase our products and services continue to expand.  The markets in which we compete include mobile computing products and services, enterprise wireless services, bar code scanning and mobile network management platforms.  Organizations looking to increase productivity and derive benefits from empowering their mobile workforce are driving adoption of our solutions.

Our strategy in our target markets is to enable our customers to focus on their missions, not the technology.  This is accomplished by providing mission-critical systems, seamless connectivity through highly reliable voice and data networks and a suite of advanced and/or custom applications that provide real-time information to mobile workers.

DecisionPoint Target Markets

The markets for enterprise wireless and mobile computing are very fragmented and extremely complex.  But generally they can be characterized by the following attributes:

1.	Vertical market industries which require specific domain expertise.
2.	Industries which track goods or deliver a service in the field (or both).
3.	Industries which have a significant group of mobile workers, whether they operate primarily in one place or in the field.

In the commercial enterprise market, we seek to deliver products and services that are designed to empower the mobile workforce to increase productivity, expand sales, drive cost effectiveness and promote faster execution of critical business processes.

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

Although these markets are still attractive for us and comprise a sizeable portion of our business, we believe new markets are emerging which hold as great or even greater promise than our historical markets.

Transportation, logistics and field services such as repair and maintenance, delivery and inspections are now emerging as new markets.  This is primarily due to the arrival of robust, national wireless carrier networks that can reach field-based mobile workers almost anywhere they are.  The general term for this new group of markets is referred to as “Field Mobility”.  Although it cuts across multiple industries and business applications, it has one common characteristic: goods are tracked or services are being performed by field-based workforces, not workers operating in a single location under one roof.

Our Field Mobility Practice

We established our Field Mobility practice in 2008 with the express purpose of replicating our historical success with a new set of customers together with a new ecosystem of partners including Sprint, T-Mobile and Verizon.  These partners provide referrals of end users interested in field mobility solutions.  We, in turn, provide solutions which require cellular data networks.  We have experienced year over year growth in this segment and believe this trend will continue due to the adoption of smartphones, tablet computers and the continued cost reductions and increased access of cellular data networks.  The carriers not only bring potential new opportunities but also have attractive programs which allow us to earn additional revenue when we facilitate service of mobile computers and devices on their networks.  We currently have active projects with Sprint, T-Mobile and Verizon clients.

Our acquisitions of APEX and Illume Mobile further demonstrate our belief in this market.  The APEXWare™ are product suite is ideally suited for empowering field based sales and service workers whereas ContentSentral provides a unique content delivery capability that enables a new class of mobile information empowerment to field workers that need real-time access to corporate content.

Products and Services

Mobile Applications

We deploy mobile applications to address a wide variety of business processes, depending on the industry.  Below is a brief overview of some of those applications by industry:

•	Retail Store: Stock locator, shelf price marking, markdowns, inventory control, physical inventory, merchandising, customer service and mobile point-of-sale (“MPOS”).

•	Warehousing and Distribution: Order shipping, order picking and packing, stock move and replenishments, product receipt and put-away, labeling, physical inventory and cycle counts.

•
Transportation and Logistics: Proof-of-delivery, commercial turn-by-turn directions, route optimization, cross-docking, returns and Department of Transportation driver hours of service and route logging.

•	Field Mobility: Field service and repair, merchandising, field sales, work order management, asset management, inspection, preventative maintenance, surveys, rounds and readings.

Software

Unlike the market for standardized business software such as email or accounting, the market for enterprise mobile software is more specialized.  One size does not fit all.  Enterprise mobile software systems must support industry-specific and customer-specific business processes.  For this reason, we utilize several avenues to provide mobile software solutions to meet our customers’ unique requirements.

DecisionPoint owned and delivered solutions:

•
APEXWare™ Field Service (FS) enables customers to capture lost revenue, provide proof of service delivery, reduce inventory shrinkage, and reduce back office administration. A field deployment of wireless handheld devices with integrated bar code scanners enables the business to run completely paperless. APEXWare™ FS is also offered as a hosted subscription service, thus eliminating the need for costly IT infrastructure (on-site server, IT resources).

•
APEXWare™ Merchandising, Sales and Delivery (MSD) is a powerful solution that maintains and optimizes customers’ efficiency in the field by automating processes that would otherwise be time consuming and error-prone. APEXWare™ MSD provides significant value by streamlining merchandising, sales and delivery business functions. Mobile devices with integrated bar code scanners enable workers to perform multiple job functions to help achieve new sales growth and reduce costs. The solution is ideally suited for business regardless of size or industry.

●
APEXWare™ Warehouse Management System (WMS) transforms current warehouse operations to a paperless, real-time operation. With the use of wireless devices APEXWare™ WMS reduces errors, improves worker efficiencies and ensures greater transaction accuracy. Mobile devices such as handheld mobile computers and vehicle mounted computers with integrated bar code scanners ensure accurate and efficient pick and put-away functions. APEXWare™ WMS is a powerful warehouse management system that maintains accurate inventory throughout the warehouse to optimize efficiency.

●
ContentSentral is a content delivery service that enables mobile workers in virtually any industry to access corporate information which enables better customer interaction and a more satisfying customer experience. It also provides the added benefit of allowing companies to closely manage versions of key documents used in the field.  ContentSentral easily connects to corporate data sources and delivers multiple content formats including:

●	Video
●	PDF
●	PowerPoint™
●	Images
●	Word Documents™
●	Spread sheets

DecisionPoint custom development: When one of our off-the-shelve solutions or an ISV solution is not available, custom software can be created in-house using standardized programming platforms like Microsoft.NET® framework, Java™, Android and Apple iOS.  These are used when there is simply no other “off-the-shelf” way to meet the customer’s requirements or when a client believes their business requirements are so unique that only a custom solution will work. An increasingly popular requirement for many corporate clients, which we are able to fulfill, is a custom application that is written once, but supports multiple mobile operating systems.

Resold specialized ISV applications:  The software produced by specialized ISVs is designed to fit a particular vertical market and application.  Even still, it must be tailored to meet the needs of each customer and often requires integration to the customer’s enterprise system(s).  Depending on the requirements, this tailoring is provided by DecisionPoint or by the ISV themselves under contract to DecisionPoint.  We have built a network of market and application focused ISVs specializing in Field Mobility applications for this purpose.  In short, an ISV application, ruggedized mobile hardware, a wireless network, deployment services, and ongoing system support can be delivered by DecisionPoint more effectively and with less risk than with any other combination of providers.

Professional Services

Our professional services offerings fall into one of three categories: business consulting, technical consulting and technical development.  Business consulting is where we engage with our customer to help them understand the potential return on investment (ROI), of implementing mobile computing, or supply chain services as examples, for a particular business process.  Technical consulting services help determine the technology to be used and how it is to be implemented to meet that ROI.  We utilize our evaluation techniques, tools, and experience to recommend the optimal technology solution that provides organizational, operational and system improvements to our customers.  We take advantage of our database and assessment methodology to quickly identify viable solutions for client operations.  Once the solution is identified and selected, we apply our fast track “3D” (Define, Design, Deliver) implementation methodology to ensure project success.  Technical development includes actual software programming and configuration of the mobile computing, WMS and TMS application solutions as well as interface software needed to connect to our customer’s existing back-office systems.

Our full suite of professional services allow for many “areas of engagement” with our customer base.  We can initiate and engage on an opportunity in several areas of the project lifecycle.  The professional services listed below allow us to provide value to organizations regardless of where the customer is in their project evaluation/implementation or rollout:

• Engineering & Material Handling	• Back office integration development
• Facility Automation	• Site Surveys & Installation
• Supply Chain Strategy	• Change Management
• Six Sigma & Lean Six Sigma	• Resource Augmentation
• WMS/3PL Selection & Support	• Temp-to-Perm
• Call Center Outsourcing	• Contract-to-Hire or Direct Hire
• Project Management	• Work Flow Management
• WMS/ERP Implementation	• Transportation Management

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

Deployment and Support Services

These services involve installing a solution into the customer’s environment (“implementation”) and then replicating that implementation to all their operating locations (“rollout”).  The rollout is critical because unless the mobile computing solution is rolled out across all operating locations, the desired ROI will be limited.

We offer a wide range of services in this category.  They include assembling kits of everything needed for the system on a per location basis (“kitting”) to providing logistical services for rollout (“staging”), to advanced exchange services for broken units in the field, to help desk support and to a self-service portal where a customer can check the status of a service case or equipment repair ticket.

For Field Mobility projects, carrier activation is a key service.  Activation is where we actually activate mobile computers and/or devices to run on the carrier networks.  Not only is this a key service to complete projects, but it is also a source of revenue for us when the carriers pay us to activate mobile computers and/or devices to operate on the carrier networks.

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

Finally, we are continuing our investments in managed service offerings and software as a service, or SaaS categories.  Increasingly, customers want to outsource various aspects of operating and maintaining their enterprise mobile systems.  Our MobileCare™ EMM (enterprise mobility management) service offering allows us to remotely manage customers’ mobile computers and applications on a SaaS subscription basis.

Hardware

Our hardware reseller sales strategy is designed to avoid competing for hardware sales based solely on price.  Throughout the sales cycle, we are diligent to point out to a customer that hardware is only one component of the complete solution they are looking for.  By bundling the software and services with the hardware, we position ourselves as the value-added solution provider.  This positioning differentiates us from the low-price, ‘discount’ hardware resellers who do not have this capability.

We offer the following types of enterprise wireless and mobile computing hardware on a cost competitive basis:

•	Handheld and vehicle mounted, ruggedized mobile computers
•	802.11 a/b/g/ wireless LAN (“Wi-Fi”) infrastructure
•	GPS receivers
•	Two-way radios
•	Handheld barcode scanners
•	Barcode label and RFID printers and encoders
•	Laptops and tablet computers for rugged environments
•	Consumer smartphone and tablet computers

Consumables

We have extensive expertise in bar code consumables solutions.  We offer a full line of high quality labels, RFID tags, and printer ribbons to meet the demands of every printing system.  We select the right components from a wide range of products on the market from both independent and original equipment manufacturers of printers and RFID printers/encoders.  Matching media to the unique application is what makes the system work.  In addition, consumables are essentially a recurring revenue stream once a customer has their system up and running.

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

•
Retailers in various categories and sizes, including “Tier-1” companies such as J. Crew Group, Inc., Liz Claiborne, Inc., PETCO Animal Supplies, Inc., Nike, Inc., Nordstrom, Inc. , and Grocery Outlet (Canned Foods, Inc.).

•
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

•	Transportation, warehousing and distribution, including logistics companies such as Con-way Freight, Ryder System, Inc., Exel, DHL Global Mail, Inc., SAIA, Inc. and Frontier Logistics LP.

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

We aim to deliver the ‘entire solution’ to our customers, from solution design through support.  Our objective is to target markets that will permit the delivery of as many of these products and services as possible, so as to maximize the profit opportunity while minimizing the costs of sale and delivery.

Thus, we seek to classify the type of customer that we target in order to quickly and cost-effectively put the correct amount of resources on each opportunity.  The three main customer classifications are:

•
Full Solution Customer - This is a customer that wants us to provide not only the entire solution from initial consultation, design, development and deployment, but also the ongoing support of the system.  Such an end-user views the entire system as critical to its business and wants to outsource it to industry professionals.  This is the ideal customer for us, one that understands and values the cost effectiveness of the entire solution and ongoing support of the system.

•
Customer as their own integrator - The customer sources all the parts and pieces of the system, programs it, installs it, commissions it and supports it.  In effect, the customer is their own integrator, and wants to buy products and services only in a transactional relationship.  DecisionPoint limits its resources to provide these customers with competitive product and service pricing.

•
Hybrid Customer - Such customers have some systems integration capability themselves but have also recognized that “they know what they don’t know” and are willing to contract for certain services as part of an enhanced transactional relationship.  A Hybrid Customer is attractive on a case-by-case basis depending on the circumstances of the situation.

In each of the three scenarios above, we strive to position our software and professional services as a core value-added component to the customer.  Our ability to reliably test, configure, kit, stage, and deploy large rollouts of mobile computers for specialized applications is a key service offering that enables our customers to maximize the benefits of mobile computing while minimizing the risks associated with implementation.

Sales and Sales Support

We support our business model using field-based teams of seasoned account executives with both pre- and post- sale systems architects who are experienced in all areas of enterprise mobile computing.  Their focus is to develop customers’ enterprise mobile computing requirements in order to develop solutions for them and ultimately close business for our product and service set that fulfills those requirements.

We fulfill the need for application software both in-house and through ISVs depending on specific customer need. ISVs embrace this model because they are generally looking for sales, marketing and integration partners like us to expand their own reach.

We currently employ 95 people in our marketing, sales and professional services operation.  They include 3 marketing professionals and 36 sales people, all of whom are qualified in system technology design, installation and integration.  They receive substantial technical support and assistance from 37 systems engineers and technicians and 19 software engineers.  Supporting the sales and marketing effort are 6 sales administrators, who are responsible for the detailed order entry and for the inputting of the related data into our accounting system.

Geographically, the sales team is spread throughout North America and can handle projects on a national and international basis from its East and West coast facilities.  When a situation dictates, we may utilize independent contractors.

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

Our investment in our Field Mobility practice is generating sales and the establishment of a new sales channel.  We have established key wireless carrier relationships with Sprint, T-Mobile and Verizon and are now seeing benefits from those relationships.  These partners provide referrals of end users interested in field mobility solutions.  We, in turn, provide solutions which require cellular data networks.

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

Competition

The business in which we operate is highly competitive.  Continued evolution in the industry, as well as technological advancements, is opening up the market to increased competition.  Other key competitive factors include: industry consolidation; price; availability of financing; product and system performance; product quality, availability and warranty; the quality and availability of service; company reputation; and time-to-market.  We believe we are uniquely positioned in the industry due to our strong customer and vendor relationships, our consultative and technological leadership and capabilities and our comprehensive range of offerings.

We compete with other VARs and System Integrators/engineering organizations (“SIs”) in system design, integration and maintenance arenas.  However, as a Tier-1 reseller for major equipment vendors including Motorola Solutions and Zebra, we encounter fewer than ten competitive Tier-1 VARs and SIs representing these manufacturers in the marketplace.

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

Large system integrators are seeking to move further into this segment in which we compete. Competitors in this segment may also serve as subcontractors to large system integrators and are selected based on a number of competitive factors and customer requirements.  Where favorable to us, we may partner with other system integrators to make available our portfolio of advanced mission-critical services, applications and devices. Our MobileCare EMM offering is one such offering that we subcontract to leading IT outsourcing companies like HP.

We have identified the following ten companies as primary competitors in the VAR and SI spaces:

•
Agilysys, Inc. (Nasdaq: AGYS) - Agilysys is a publicly traded NASDAQ company and is a leading provider of innovative technology solutions for the hospitality and retail markets. Agiliysys solutions include property and lodging management, inventory and procurement, point-of-sale (“POS”), document management, mobile, wireless and other types of guest-engagement software. Agilysys also provides support, maintenance, resold hardware products and software hosting services.  Agilysys has annual revenue of $100 million.   Agilysys operates extensively throughout North America, with additional sales and support offices in the United Kingdom and Asia. Agilysys  has two operating segments: Hospitality Solutions Group (“HSG”) and Retail Solutions Group (“RSG”).

•
International Business Machines Corp. (NYSE: IBM) – Although significantly larger than us, IBM Mobility and Wireless Services seek to deliver the same type of value proposition to the market.  IBM is a very large organization; enterprise wireless and mobile computing are just one of a large set of competencies and services they provide to the marketplace. To address growing needs of the mobile enterprise, IBM is expanding its software and services capabilities through acquisitions and organic innovation to provide customers with all the resources to develop a mobile computing strategy.  In February 2012, IBM acquired Worklight, a privately held Israeli-based provider of mobile software for smartphones and tablets, an acquisitions that accelerates IBM’s mobile portfolio helping corporations leverage the proliferation of mobile devices for B2C, B2E and B2B.

•
Accenture plc (NYSE: ACN) – Accenture is a global management consulting, technology consulting and technology outsourcing company.  Their global headquarters are in Dublin, Ireland.  It is the largest consulting firm in the world, as well as being a global player within the technology consulting industry.

•
Sedlak Management Consultants – Sedlak is a supply chain consulting firm specializing in distribution consulting. They are a privately-held Cleveland, Ohio based company, and have been in business for over 50 years.

•
Peak-Ryzex– Maryland based Peak-Ryzex is an integrator of Automated Identification and Data Collection (“AIDC”) equipment including wireless RF, network and ERP integration solutions, enterprise printing, bar code scanning, mobile computing, and terminal and software technologies.  Peak-Ryzex was originally built up by current DecisionPoint  CEO Nicholas Toms and former DecisionPoint CFO Donald Rowley, and was then sold to Moore Corporation (now RR Donnelley) in 1997.  RR Donnelley, as part of its strategy to focus on commercial printing, sold Peak to Platinum Equity in December 2005.  Keystone Capital, Inc. acquired Peak in October 2011, from Platinum Equity.  During December 2011, Peak Technologies acquired Washington based Ryzex, a mobile technology solutions company and subsequently changed their name to Peak-Ryzex in 2012. During August 2012, Peak-Ryzex acquired Catalyst from CDC Global Services.  Catalyst is a highly specialized SAP services partner and a leader in the design and implementation of SAP Supply Chain Management (SAP SCM) solutions.

•
Stratix, Inc. - Georgia based Stratix is a substantial competitor of DecisionPoint, especially in the South Eastern part of the U.S.  Their customer base includes large nationally based Tier-1 retailers, distributors, major commercial airlines and general manufacturers.  In December 2011, Stratix announced that Grey Mountain Partners had acquired a majority interest in the company. In 2012, Stratix, Inc. announced a strategic partnership with PiiComm, Inc., a provider of wireless and mobile workforce solutions for enterprise and government in Canada specializing in transportation & logistics, field services, warehouse and healthcare.

•
Denali Advanced Integration - Washington based Denali Advanced Integration is a full system integration company with services ranging from IT Consulting, Managed Services and Enterprise Mobility Solutions. Denali is a substantial competitor of DecisionPoint in the North Western part of the U.S. Denali Advanced Integration partners with major mobility vendors Motorola, Intermec and Zebra.

•	Group Mobile –Arizona based Group Mobile is exclusively focused on providing a total solution to customers within the area of rugged, mobile, and field-use computing products.

•	Pariveda Solutions –Headquartered in Dallas Texas, Pariveda Solutions is an IT consulting company delivering both strategic consulting services and technical solutions to customers.

•
Barcoding, Inc. – Maryland based Barcoding helps organizations streamline their operations with automatic identification and data collection systems (AIDC).  Clients include manufacturing, distribution, healthcare and warehousing enterprises, as well as state, local and federal agencies.

•
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

Employees

As of March 2013, we have a total of 112 full time employees and 5 part time employees.  We have not experienced any work disruptions or stoppages and we consider relations with our employees to be good.

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

The mobile computing industry is characterized by rapid technological change, and our success depends upon the frequent enhancement of existing products and timely introduction of new products that meet our customers’ needs.

Customer requirements for mobile computing products are rapidly evolving and technological changes in our industry occur rapidly.  To keep up with new customer requirements and distinguish us from our competitors, we must frequently introduce new products and enhancements of existing products.  Enhancing existing products and developing new products is a complex and uncertain process.  It often requires significant investments in research and development (“R&D”) which we do not undertake.    Even if we made significant investments in R&D, they may not result in products attractive or acceptable to our customers.  Furthermore, we may not be able to launch new or improved products before our competition launches comparable products.  Any of these factors could cause our business or financial results to suffer.

Future business combinations and acquisition transactions, if any, as well as recently closed business combinations and acquisition transactions may not succeed in generating the intended benefits and may, therefore, adversely affect shareholder value or our financial results.

Integration of new businesses or technologies into our business may have any of the following adverse effects:

•	We may have difficulty transitioning customers and other business relationships.
•	We may have problems unifying management following a transaction.
•	We may lose key employees from our existing or acquired businesses.
•	We may experience intensified competition from other companies seeking to expand sales and market share during the integration period.
•	Our management’s attention may be diverted to the assimilation of the technology and personnel of acquired businesses or new product or service lines.
•	We may experience difficulties in coordinating geographically disparate organizations and corporate cultures and integrating management personnel with different business backgrounds.

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

We believe that we will need to raise additional cash in order to fund our growth strategy and implement our business plan.  Specifically, we expect that we will need to raise additional funds in order to pursue rapid expansion, develop new or enhanced services and products, and acquire complementary businesses or assets.  Additionally, we may need funds to respond to unanticipated events that require us to make additional investments in our business.  There can be no assurance that additional financing will be available when needed, on favorable terms, or at all.  If these funds are not available when we need them, then we may need to change our business strategy and reduce our rate of growth.

Our revolving line of credit agreements and our loan agreements may limit our flexibility in managing our business, and defaults of any financial and non-financial covenants in these agreements could adversely affect us.

Our revolving line of credit agreements as well as our term loan impose operating restrictions on us in the form of financial and non-financial covenants (see ”Note 8 – Line of Credit” along with Note 9 – Long Term Debt” in our accompanying Notes to Consolidated Financial Statements for additional details). These restrictions limit the manner in which we can conduct our business and may restrict us from engaging in favorable business opportunities. These restrictions limit our ability, among other things, to incur further debt, make future acquisitions and other investments, restrict making certain payments such as dividend payments, and restrict disposition of assets. If we were to fail to comply with these covenants and not obtain a waiver from our lenders, we would be in default under these agreements, in which case our lenders could, among other things, terminate the facilities, demand immediate repayment of any outstanding amounts, and foreclose on our assets.

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

The wireless mobile solutions marketplace, while highly fragmented, is very competitive and many of our competitors are more established and have greater resources.  We expect that competition will intensify in the future. Some of these competitors also have greater market presence, marketing capabilities, technological and personnel resources than our company.  As compared with our company therefore, such competitors may:

•	develop and expand their infrastructure and service/product offerings more efficiently or more quickly
•	adapt more swiftly to new or emerging technologies and changes in client requirements
•	take advantage of acquisition and other opportunities more effectively
•	devote greater resources to the marketing and sale of their products and services
•	leverage more effectively existing relationships with customers and strategic partners or exploit better recognized brand names to market and sell their services.

These current and prospective competitors include:

•
other wireless mobile solutions companies such as Agilysys, Inc., International Business Machines (IBM), Accenture, Sedlak, Peak-Ryzex, Stratix, Denali Advanced Integration, Group Mobile, Pariveda Solutions, and barcoding, Inc.

•	in certain areas our existing hardware suppliers, in particular Motorola Solutions but also Intermec, Zebra and others
•	the in-house IT departments of many of our customers.

A significant portion of our revenue is dependent upon a small number of customers and the loss of any one of these customers would negatively impact our revenues and our results of operations.

We derived approximately 19.4% of our revenues from two customers in 2012.  We derived approximately 23.5% of our revenues from our two largest customers in 2011.  For the years ended December 31, 2012 and 2011, we had one customer within the healthcare industry, that generated 12.5%  and 15.2%, respectively, of our total sales.

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

Sales of our products to large enterprises tend to have lower prices and gross margins than sales to smaller firms.  In addition, our gross margins vary depending on the product or service.  Growth in our revenues and gross margins therefore depends on the customer, product and geographic mix of our sales.  If we are unable to execute a sales strategy that results in a favorable sales mix, our revenues, gross margins and earnings may decline.  Further, changes in the mix of our sales from quarter-to-quarter or year-to-year may make our revenues, gross margins and earnings more volatile and difficult to predict.

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

If the economic climate in the U.S. or abroad deteriorates, customers or potential customers could reduce or delay their technology investments.  Reduced or delayed technology investments could decrease our sales and profitability.  In this environment, our customers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products and professional services.  This may lead to longer sales cycles, delays in purchase decisions, payment and collection, and can also result in downward price pressures, causing our sales and profitability to decline.  In addition, general economic uncertainty and general declines in capital spending in the information technology sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve.  There are many other factors which could affect our business, including:

•	the introduction and market acceptance of new technologies, products and services;
•	new competitors and new forms of competition;
•	the size and timing of customer orders;
•	the size and timing of capital expenditures by our customers;
•	adverse changes in the credit quality of our customers and suppliers;
•	changes in the pricing policies of, or the introduction of, new products and services by us or our competitors;
•	changes in the terms of our contracts with our customers or suppliers;
•	the availability of products from our suppliers; and
•	variations in product costs and the mix of products sold.

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

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected.  Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Senior Vice Presidents and certain other senior management individuals.  We cannot guarantee that we will be successful in retaining the services of these or other key personnel.  If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected. In 2012, our former Chief Financial Officer, Donald Rowley, left the Company and was replaced with an Interim Chief Financial Officer, Paul Ross. On February 19, 2013, we appointed Dave Goodman as our new Chief Financial Officer.  The Company’s current interim Chief Financial Officer, Paul Ross, will continue to serve as the Company’s principal financial and accounting officer for a transition period anticipated to last until approximately March 30, 2013.

We are increasingly dependent on information technology systems and infrastructure (cyber security).

We increasingly rely upon technology systems and infrastructure. Our technology systems are potentially vulnerable to breakdown or other interruption by fire, power loss, system malfunction, unauthorized access and other events such as computer hackings, cyber attacks, computer viruses, worms or other destructive or disruptive software. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested heavily in the protection of data and information technology and in related training, there can be no assurance that our efforts will prevent significant breakdowns, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition of the company. In addition, significant implementation issues may arise as we continue to consolidate and outsource certain computer operations and application support activities.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.

We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be evaluated for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, decrease in future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in a material adverse impact on our results of operations.

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

If we are unable to maintain the effectiveness of our internal controls, our financial results may not be accurately reported.

Management’s assessment of the effectiveness of our disclosure controls and procedures as of June 30, 2012 and September 30, 2012 reported that such controls and procedures were ineffective as a result of a material weakness in our internal control over financial reporting related to the supervision and review of our financial closing and reporting process and in our ability to account for complex transactions as described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and September 30, 2012.  The complex transactions related to purchase accounting for acquisitions made in 2012.  During the fourth quarter of 2012, we devoted significant time and resources to the remediation of the material weakness that included, but was not limited to:

•	evaluating of Finance Department’s management and staff qualifications, which resulted in us making certain personnel changes in the Accounting and Finance department.

•	Implementation of further process and control procedures surrounding review of significant transactions within the financial closing process

•	Implementing new control procedures over the utilization of external resources

Although further and ongoing efforts will continue in 2013 and beyond to enhance our internal control over financial reporting, we believe that our remediation efforts now provide the foundation for compliance.

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting in accordance with accounting principles generally accepted in the United States. Because the inherent limitations of internal control over financial reporting cannot guarantee the prevention or detection of a material weakness, we can never guarantee a material weakness over financial reporting will not occur, including with respect to any previously reported material weaknesses. Any future material weakness could result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. In addition, if we are unable to certify that our internal control over financial reporting is effective, we may be subject to sanctions or investigations by regulatory authorities such as the SEC, and we could lose investor confidence in the accuracy and completeness of our financial reports, which would materially harm our business, the price of our common stock and our ability to access the capital markets.

Our Net Operating Loss Carryforwards may be limited.

Pursuant to Internal Revenue Code (IRC) Section 382, annual use of our Federal net operating loss carryforwards may be limited in the event a cumulative change in ownership of our company of more than fifty percent occurs within a three-year period.  In addition, IRC Section 382 may limit our built-in items of deduction, including capitalized start-up costs and research and development costs.  We have completed an IRC 382 analysis regarding the limitation of our net operating loss carryforwards as of December 31, 2012.   At December 31, 2012, we had Federal net operating loss carryforwards of approximately $5.9 million. Of this amount, approximately $5.1 million is available after the application of IRC Section 382 limitations.

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

We may pay dividends on our Series D Preferred Stock in shares of Series D Preferred Stock, valued based on the trading price of our common stock, which would result in dilution to current stockholders.

Our Series D Preferred Stock entitles the holder to cumulative dividends, payable quarterly, at an annual rate of (i) 8% of the Stated Value of $1.00 during the three year period commencing on the date of issue, and (ii) 12% of the Stated Value commencing three years after the date of issue. We may, at our option, pay dividends in shares of  Series D Preferred Stock (“PIK Shares”), in which event the applicable dividend rate will be 12% and the number of such PIK Shares issuable will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price (currently $1.00) or (y) the average volume weighted average price (“VWAP”) of the Company’s common stock for the five prior consecutive trading days. Accordingly, if the VWAP of our common stock for the applicable measuring period is below $1.00, the number of shares issuable as PIK shares will vary with such VWAP.

The following table sets forth the number of shares of Series D Preferred Stock we would issue if we elect to pay dividends on the Series D Preferred Stock in 2013, at different VWAP’s. The PIK shares are convertible into such number of shares of our common stock equal to the number of shares of Series D Preferred Stock to be converted, multiplied by the Stated Value, and divided by the Conversion Price in effect at the time of the conversion.

VWAP	Number of PIK shares issuable in 2013
$1.00	90,578
$0.80	114,470
$0.60	155,398

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

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock", for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	that the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease our office and warehouse facilities under various operating leases. Our corporate headquarters and sales operations, including sales administration, software development, depot operation and the financial management were previously located in Foothill Ranch, California where we leased 7,500 square feet of office space under a lease which expired in July 2012. In May 2012, we entered into a new office lease agreement for 10,325 square feet located in Irvine, California beginning in July 2012. The lease expires in July 2017. The current monthly rental expense is approximately $12,000.

In addition, we lease 4,100 square feet in Shelton, Connecticut for our East coast sales and operations under a lease which expires in April 2015. The current monthly rental expense is approximately $6,100.  In September 2012, the Company notified the landlord of its early termination of the lease effective April 2013. We also lease 6,800 square feet in Edison, New Jersey under a lease which expires in December 2014. The current monthly rental expense is approximately $4,200.  We have a sales and administrative office located in Alpharetta, Georgia where we lease 5,100 square feet for general office purposes under a lease which expires in April 2015. In addition, we lease 4,800 square feet in Alpharetta, Georgia for our technology lab center under a lease which expires in April 2015.The current monthly rental expense for the sales and administrative office and the technology lab is approximately $12,000.

Effective upon the Closing Date of the purchase of Apex in June 2012, we assumed Apex’s lease of 7,800 square feet in Burlington, Ontario, Canada, which expires in March 2016. The current monthly rental expense is approximately CDN$10,000.

Effective upon the Illume Mobile Closing Date, we assumed the Illume Mobile lease of 10,000 square feet in Tulsa, Oklahoma which expires September 2013. The current monthly rental expense is approximately $12,000.

We believe that our properties are in good condition, adequately maintained and suitable for the conduct of our business. Certain of our lease agreements provide options to extend the lease for additional specified periods.

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

	High	Low

First Quarter 2012	$1.64	$0.65
Second Quarter 2012	1.54	0.90
Third Quarter 2012	1.35	0.71
Fourth Quarter 2012	1.25	0.55

First Quarter 2011	$3.24	$1.50
Second Quarter 2011	3.25	2.22
Third Quarter 2011	2.50	1.85
Fourth Quarter 2011	2.10	0.50

Number of Stockholders

As of March 22, 2013, there were approximately 623 holders of record of our common stock.

Dividend Policy

Common Stock – The holders of our common stock are entitled to receive dividends if and when declared by our Board of Directors out of funds legally available for distribution.  Any such dividends may be paid in cash, property or shares of our common stock.

Preferred Stock - The holders of the Series A and Series B Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors, dividends at an annual rate of 8% of the stated value.  Dividends shall be cumulative and shall accrue on each share of the outstanding Series A and B Preferred Stock from the date of its issue.  Cumulative, undeclared dividends on our Series A Preferred and Series B Preferred Stock totaled $285,168 and $62,969 at December 31, 2012, respectively.

The holders of the Series C Preferred Stock were entitled to receive cumulative dividends payable per share in arrears, on March 31, June 30, September 30 and December 31 of each year in the form of cash or preferred stock, at the election of a majority in interest of the Series C Preferred Stock.  The dividend rate, as adjusted from time to time on each share of Series C Preferred Stock was as follows: 8% per share per annum on the stated value of $3.20 per share for the period from the date of its issue through the last day of the sixteenth (16th) month after the date of its issue; 12% per share per annum on the Stated Value commencing on the first day of the seventeenth (17th) month through the last day of the thirtieth month (30th) after the date of its issue; and 20% per share per annum on the stated value for each dividend period thereafter commencing on the first day of the thirty-first (31st) month after the date of its issue.  Notwithstanding the foregoing, if at any time a breach event (as defined in the Company’s Articles of Incorporation) occurs, then the dividend rate shall be 20% per annum on the stated value for each dividend period or part thereof in which a breach event has occurred or is outstanding.  The Series C Preferred Stock shall, with respect to dividend rights, rank senior to all classes and series of the Company’s common stock and pari passu with the Company’s Series A and Series B Preferred Stock.  Dividends totaling $90,592 were accrued and payable to holders of the Series C Preferred Stock at December 31, 2011. On December 20, 2012, all issued and outstanding shares of Series C Preferred Stock (including accrued dividends) were redeemed using the proceeds generated from the sale of the Series D Preferred Stock.

The Series D Preferred Stock entitles the holder to cumulative dividends, payable quarterly, at an annual rate of (i) 8% of the Stated Value during the three year period commencing on the date of issue, and (ii) 12% of the Stated Value commencing three years after the date of issue. We may, at our option, pay dividends in PIK Shares, in which event the applicable dividend rate will be 12% and the number of such PIK Shares issuable will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of the Company’s common stock for the five prior consecutive trading days. Dividends totaling $13,887 were accrued and payable to holders of the Series D Preferred Stock at December 31, 2012.

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

Under the Plan, common stock incentives may be granted to officers, employees, directors, consultants, and advisors.  As of December 31, 2012, incentives under the Plan may be granted only in the form of non-statutory stock options and all stock options of Old DecisionPoint that were assumed by the Company became non-statutory options on the date of the assumption.

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

Provided below is information regarding our equity compensation plans under which our equity securities are authorized for issuance as of December 31, 2012, subject to our available authorized shares.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	544,505	$1.82	455,495
Equity compensation plans not approved by security holders	-	-	-
Total	544,505	$1.82	455,495

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

None

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information and analysis of our results of operations for the fiscal years ended December 31, 2012 and 2011 and our liquidity and capital resources and should be read in conjunction with our audited consolidated financial statements and the notes to those statements included in this Annual Report on Form 10-K.  In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.

DecisionPoint’s management uses the non-GAAP measure, Adjusted Working Capital, in their evaluation of business cash flow and financial position performance. We believe this non-GAAP measure provides investors with a better understanding of operating financial position of our company.

Non-GAAP disclosures have limitations as analytical tools, should not be viewed as a substitute for cash flow or operating earnings determined in accordance with GAAP, and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP, nor are they necessarily comparable to non-GAAP performance measures that may be presented by other companies. This supplemental presentation should not be construed as an inference that our future results will be unaffected by similar adjustments to operating earnings determined in accordance with GAAP.

Overview

DecisionPoint enables our clients to “move decisions closer to the customer” by “empowering the mobile worker”.  We define the mobile worker as those individuals that are on the front line in direct contact with customers.  These workers include field repair technicians, sales associates, couriers, public safety employees and millions of other workers that deliver goods and or services throughout the country.  Whether they are blue or white collar, mobile workers have many characteristics in common.   Mobile workers need information, access to corporate resources, decision support tools and the ability to capture and report information back to the organization.

DecisionPoint empowers these mobile workers through the implementation of various mobile technologies including specialized mobile business applications, wireless networks, mobile computers (for example, rugged, tablets, and smartphones) and a comprehensive suite of consulting, integration, deployment and support services.

Mobile computing capabilities and usage continue to grow.  With choice comes complexity so helping our customers navigate the myriad of options is what we do best.  The right choice may be an off-the-shelf application or a custom business application to fit a very specific business process.  DecisionPoint has the specialized resources and support structure to address the needs of mobile applications in the retail, transportation, field workforce sales/service and the warehousing market segments.  We continue to invest in building out our capabilities to support these markets and business needs.  For example, in July 2012, we invested in the expansion of our custom software development capabilities through the acquisition of Illume Mobile in Tulsa, OK, which specializes in the custom development of specialized mobile business applications for Apple, Android and Windows Mobile devices.  Additionally, through the acquisition of Illume Mobile we acquired a cloud-based, horizontal software application “ContentSentral” which manages and distributes multiple types of corporate content (for example, PDF, video, images, and spreadsheets) on mobile tablets used by field workers.  We also dramatically increased our software products expertise with the acquisition in June 2012 of APEX in Canada.  The APEXWare™ software suite significantly expanded our field sales/service software offerings.  APEXWare™ is a purpose-built mobile application suite ideally suited to the automation of field sales/service and warehouse workers.  Additionally, we continue to expand our deployment and MobileCare support offerings.  In 2012 we moved our headquarters location to a larger facility in Irvine, CA in order to accommodate the expansion of our express depot and technical support organizations. We also continue to invest in our “MobileCare EMM” enterprise mobility management offering.  In 2008, we recognized the need for customers to outsource their mobile device management (“MDM”) needs, thus we invested in building out a MDM practice that offers these services under a comprehensive managed service model.  We have extended this offering from our historically ruggedized mobile computer customer base to address the growth of consumer devices in the enterprise and support the Bring Your Own Device (BYOD) and Bring Your Own Application (BYOA) movement.

Recognizing that we cannot build every business application, we have developed an ‘ecosystem’ of partners which support our custom and off-the-shelf solutions.  These partners include suppliers of mobile devices (Apple, Intermec, Motorola, among others), wireless carriers (AT&T, Sprint, T-Mobile, Verizon),  mobile peripheral manufactures (Zebra Technologies Corporation, Datamax - O’Neil), in addition to a host of specialized independent software vendors such as AirWatch, VeriFone GlobalBay, XRS and Wavelink.

We are focused on several commercial enterprise markets.  These include retail, field sales/service, warehousing and distribution and transportation.   With the continued growth of the mobile internet, we expect to see our current markets growth in addition to the emergence of new markets.  In order to identify these new markets we recently created a new internal organization whose sole purpose is to identify and nurture new market opportunities. We expect our customers to continue to embrace and deploy new technology to better enhance their own customers’ experiences and improve their own operations while lowering their operating costs.  Our expertise and understanding of our customers’ operations and business operations in general, coupled with our expertise and understanding of mobile technology equipment and software offerings enables us to identify new trends and opportunities and provide these new solutions to our existing and potential customers.

At DecisionPoint, we deliver to our customers the ability to make better, faster and more accurate business decisions by implementing industry-specific, enterprise wireless and mobile computing systems for their front-line mobile workers, inside and outside of the traditional workplace.  It is these systems that provide the information to improve the hundreds of individual business decisions made each day.  Historically, critical information has remained locked away in the organization’s enterprise computing systems, accessible only when employees were at their desks.  Our solutions unlock this information and deliver it to employees when needed regardless of their location.  As a result, our customers are able to move their business decision points closer to their customers which we believe in turn improves customer service levels, reduces cost and accelerates business growth.

We have several offices throughout North America which allows us to serve our multi-location clients and their mobile workforces.  We provide depot services through our West and East coast facilities.  Additionally, we are always keenly aware of potential acquisition candidates that can provide complementary products and service offerings to our customer base.

The Merger

On June 15, 2011, pursuant to the Merger (see “Business”), we acquired all of the issued and outstanding capital stock of Old DecisionPoint from its shareholders in exchange for 4,593,660 shares of our common stock, resulting in an exchange ratio of one share for every eight shares of common stock tendered (1:8).  We also acquired all of Old DecisionPoint’s issued and outstanding Series A Cumulative Convertible Preferred Shares and Series B Cumulative Convertible Preferred Shares in exchange for 243,750 and 118,750 of Cumulative Convertible Preferred Shares, respectively.  Immediately after the Merger, there were 6,934,412 shares of common stock outstanding and 243,750 and 118,750 shares of Series A Cumulative Convertible Preferred Shares and Series B Cumulative Convertible Preferred Shares outstanding, respectively.  Pursuant to the terms of the Merger Agreement, we assumed all of Old DecisionPoint’s obligations under their outstanding stock option plans and warrant agreements.  Two of our directors retained their positions and the remaining positions were filled by the directors and officers of Old DecisionPoint.  In connection with and upon the Effective Date of the Merger, we issued 153,883 additional common shares as payment for a finder’s fee.  The shares were valued at $2.30 per share, the closing share price on the Effective Date, for total consideration of $353,931.  The finder’s fee and other expenses have been accounted for as costs of the Merger in the accompanying consolidated statement of stockholders’ equity.  On November 8, 2011, we entered into an agreement with the finder pursuant to which the finder returned all of the aforementioned shares of our stock in exchange for $250,000 in cash.  The agreement was approved by the Board of Directors.  The value of the shares on the date of the agreement was $1.33 and as such, $204,664 has been recorded as treasury stock for accounting purposes.  The remaining $45,336 has been reflected as a charge in the statement of operations for the year ended December 31, 2011.  Other expenses related to the Merger totaled $376,547.

The estimated fair values of the financial assets received and liabilities assumed from Comamtech in the Merger are comprised of the following as of June 15, 2011:

Cash	$2,361,742
Note receivable	100,000
Other receivables	1,488,850
Other curent assets	150,545
Accounts payable	(153,450)

Net asset value	$3,947,687

The other receivables are comprised of a $1,500,000 payment due from the sale of a business by Comamtech to a publicly traded company and another miscellaneous receivable of $49,732.  The $1,500,000 receivable was collected in May 2012.  We estimated the fair value of this receivable by calculating the present value of the expected cash payment using a credit risk adjusted interest rate of 4.6%.  The fair value of the receivable is $1,476,285 as of December 31, 2011, and is included in other receivables in the accompanying consolidated balance sheet as of December 31, 2011.

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

Business Combinations

Illume Mobile Acquisition

On July 31, 2012 (“Illume Closing Date”), we consummated an asset purchase agreement (“Asset Purchase Agreement”) with MacroSolve, Inc. Pursuant to the Asset Purchase Agreement, we purchased the business (including substantially all the related assets) of the seller’s Illume Mobile division (“Illume Mobile”), based in Tulsa, Oklahoma.

Founded in 1996, Illume Mobile is a mobile business solutions provider that services mobile products and platforms. Illume Mobile’s initial core business is the development and integration of business applications for mobile environments. Today, Illume Mobile serves the mobile application development needs of a wide range of customers, from Fortune 500s to small and medium-sized businesses. It delivers advanced, mobile apps for many device platforms including iPad, iPhone and Android with functionality including 3D animation, mobile video, augmented reality, GPS, and more. Illume Mobile seeks to leverage its combination of creativity, technical savvy, years of mobile experience, and market insight to enable customers to envision their mobile applications and bring them to reality, providing the most value in the shortest amount of time. For more information regarding this acquisition, (see “Note 4 – Acquisitions” in the accompanying Notes to the Consolidated Financial Statements for additional details).

Apex Systems Integrators Acquisition

On June 4, 2012 (“Closing Date”), pursuant to a Stock Purchase Agreement (“Purchase Agreement”), we acquired all of the issued and outstanding shares of Apex Systems Integrators Inc. (“Apex”), a corporation organized under the laws of the Province of Ontario, Canada. Apex is a provider of wireless mobile work force software solutions. Its suite of products utilizes the latest technologies to empower the mobile worker in many areas including merchandising, sales and delivery; field service; logistics and transportation; and, warehouse management. Its clients are North American companies that are household names whose products and services are used daily to feed, transport, entertain and care for people throughout the world. For more information regarding this acquisition, (see “Note 4 – Acquisitions” in the accompanying Notes to the Consolidated Financial Statements for additional details).

The operating results of Illume Mobile have been included in our results of operations beginning August 1, 2012 and operating results of Apex have been included in our results of operations beginning June 5, 2012.

Pro Forma Disclosure of Financial Information (unaudited)

The following table summarizes our unaudited consolidated results of operations for the years ended December 31, 2012 and 2011, as if the Apex and Illume acquisitions had occurred on January 1, 2011 (in thousands):

	December 31,
	2012	2011	2012	2011
	as reported		pro forma

Net sales	$71,501	$58,359	$73,703	$62,024
Net loss attributable to common shareholders	(4,820)	(5,654)	(6,887)	(8,441)

Net loss per share - basic and diluted	(0.61)	(0.94)	(0.87)	(1.21)

Included in the pro forma combined results of operations are the following adjustments for Apex: (i) amortization of intangible assets for the years ended December 31, 2012 and 2011 of $572,000 and $1,392,000, respectively, (ii) a net increase in interest expense for the years ended December 31, 2012 and 2011 of $291,000 and $708,000, respectively.

Included in the pro forma combined results of operations are the following adjustments for Illume Mobile: (i) amortization of intangible assets for the years ended December 31, 2012 and 2011 of $125,000 and $214,000, respectively. Net loss per share assumes the 325,000 shares issued in connection with the Apex acquisition and the 617,284 shares issued in connection with the Illume Mobile acquisition are outstanding for each period presented (see “Note 4 – Acquisitions” in the accompanying Notes to the Consolidated Financial Statements for additional details).

The historical financial information of Apex has been extracted for the periods required from the historical financial statements of Apex Systems Integrators, Inc. which were prepared in accordance with U.S. generally accepted accounting principles.  The historical financial information of Illume Mobile has been derived from using internally generated management reports for the periods required.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the Apex and Illume Mobile acquisitions been completed as of the beginning of the period presented, nor should it be taken as indicative of the Company’s future consolidated results of operations.

Results of Operations

For comparison purposes, all dollar amounts have been rounded to nearest million while all percentages are actual.

	Year ended December 31,
	2012	2011	Increase/(Decrease)

Total revenue	$71.5	$58.4	$13.1	22.5%
Gross profit	$15.6	$12.0	$3.6	29.7%
Total operating expenses	$18.7	$13.6	$5.1	37.2%
Loss from operations	$(3.1)	$(1.6)	$1.5	93.8%
Loss before provision for income taxes	$(4.0)	$(5.1)	$(1.1)	-21.3%

Total Revenue

Revenues for the years ended December 31, 2012 and 2011 is summarized below:

	Year ended December 31,		Increase
	2012	2011	(Decrease)

Hardware	$48.5	$40.3	20.4%
Professional services	16.4	13.5	21.3%
Software	4.5	2.0	120.1%
Other	2.1	2.5	-16.6%
	$71.5	$58.4	22.5%

Revenues were $71.5 million for the year ended December 31, 2012, compared to $58.4 million for the same period ended December 31, 2011, an increase of $13.1 million or 22.5%.  The increase in revenue was partially due to the inclusion of the operating results of our Apex acquisition from June 5, 2012 and Illume Mobile from August 1, 2012.  Revenues for Apex were $1.1 million and revenues for Illume Mobile were $0.4 million.  Excluding the impact of Apex and Illume Mobile acquisitions in 2012, revenues increased by $11.5 million, or 20.0% over the prior year with the largest increase occurring in hardware sales where sales increased by 18.9%.

The improved economic conditions in the U.S. which had begun in the first half of 2010, and continued improvement throughout 2011 and 2012 have had a positive effect on our sales.  In prior years, major retail chains had deferred new technology implementation and delayed systems’ refresh.  Conversely, the economic environment in 2012 stabilized whereupon we benefitted from renewed interest and more importantly, fundamental need to implement new cost saving technology.  As a result, the 20.4% increase in hardware revenues for the year ended December 31, 2012 compared to the same period in 2011 was due to the increase in system upgrades of mobile computing at the retail level.  The increase in professional services for the year ended December 31, 2012 compared to the same period in 2011 of 21.3% relates to deployment and staging services to support our customer’s technology upgrades.  Our increase in software revenues for the year ended December 31, 2012 compared to the same period in 2011 is attributable to the increased implementation activity as well as the contributions of software revenues from the Apex and Illume Mobile acquisitions.  The decrease in other revenues relates to a reallocation of corporate resources away from the lower volume for consumables and towards the professional services business.

Cost of Sales

Cost of sales for the years ended December 31, 2012 and 2011 is summarized below:

	Year ended December 31,		Increase
	2012	2011	(Decrease)

Hardware	$40.2	$33.0	21.5%
Professional services	11.3	10.2	10.7%
Software	3.2	1.6	100.7%
Other	1.3	1.5	-15.3%
	$56.0	$46.4	20.7%

The types of expenses included in the cost of sales line are hardware costs, third party licenses, costs associated with third party professional services, salaries and benefits for project managers and software engineers, freight, consumables and accessories.

Cost of sales were $56.0 million for the year ended December 31, 2012, compared to $46.4 million for the same period ended December 31, 2011, an increase of $9.6 million or 20.7%.  The increase in cost of sales for hardware of 21.5% for the year ended December 31, 2012 compared to the same period in 2011 was slightly higher than the hardware revenue increase due to reduced pricing associated with larger technology purchases.  The increase in cost of sales for professional services from the year ended December 31, 2011 to the year ended December 31, 2012 was 10.7%, much lower than the revenue growth rate of 21.3% and was due to better utilization of professional service personnel associated with the growth in revenues.  The increase in cost of sales for software of 100.7% for the year ended December 31, 2012 compared to the same period in 2011 was lower than the software revenue increase due to a change in product mix associated with the Apex and Illume Mobile acquisitions. The decrease in other cost of sales relates to the decrease in the other revenues in approximately the same percentage.

Gross Profit

Our gross profit was $15.6 million for the year ended December 31, 2012, compared to $12.0 million for the same period ended December 31, 2011, an increase of $3.6 million or 29.7%.  Our gross margin percentage increased by 1.3%  to 21.8% in 2012, from 20.5% in the comparable period of 2011.  The increase in gross profit is directly due to the higher gross profit from professional services revenue.  Additionally, we have continued to implement increased cost control for the products and services which we resell, our professional service costs were positively impacted by our better utilization associated with greater recognized revenue from these services in the current twelve months and therefore, we realized higher margins on those services.

Selling, General and Administrative Expenses

	Year ended December 31,
	2012	2011	Increase/(Decrease)

Selling, general and administrative expenses	$18.7	$13.6	$5.1	37.2%
As a percentage of sales	26.1%	23.3%		2.8%

Selling, general and administrative expenses were $18.7 million for the year ended December 31, 2012, compared to $13.6 million for the same period in the prior year.  This represents an increase of $5.1 million, or 37.2%.The increase was partially due to $2.2 million in costs to acquire the Apex and Illume Mobile businesses.  Further, the addition of those businesses in 2012 added $1.7 million in selling, general and administrative expenses to operate those businesses. Additionally, the Company had severance expenses of $0.4 million in 2012 which it didn't have in 2011.

	Year ended December 31,
	2012	2011	Increase/(Decrease)

Depreciation and amortization	$1.6	$0.6	$1.0	177.2%

Finance and administration expenses were also higher due to amortization of intangible assets as a result of the Apex and Illume acquisitions in 2012.  Amortization expense of intangible assets for the years ended December 2012 and 2011, totaled $1.5 million and $0.5 million, respectively.

Interest Expense

Interest expense, which is related to our line of credit, subordinated debt and our obligations with related parties, was $1.0 million for the year ended December 31, 2012, compared to $1.2 million for the same period ended December 31, 2011.  The $0.2 million decrease in interest expense was the result of the exchange of our subordinated notes for preferred stock in June 2011, and lower amounts outstanding on our lines of credit and term loans in the first five months of 2012, prior to the issuance of term debt for the Apex financing.  On June 4, 2012 Apex entered in to the RBC Credit Agreement, borrowing CDN $2,500,000 at an interest rate of Royal Bank Prime (“RBP”) plus 4%.  The RBC Credit Agreement also includes a revolving demand facility with an authorized limit of CDN $200,000 at an interest rate of RBP plus 1.5%.  On June 4, 2012 Apex also entered in to the BDC Loan Agreement, borrowing CDN $1,700,000 at the rate of 12% per annum.  Due to these additional borrowings, interest expense was higher during the second half of 2012.

Other (Income) Expense

Other (income) expense for the years ended December 31, 2012 and 2011, totaled $(116,000) and $(363,000), respectively.  During 2011, we satisfied our receivable from Empresario for a net gain of $0.3 included as ‘other income’.

Liquidity and Capital Resources

Cash and Cash Flow

Although we have historically experienced losses, a material part of those losses were from non-cash transactions (refer to the accompanying Consolidated Statements of Cash Flows.) In connection with these losses, we have accumulated substantial net operating loss carry-forwards to off-set future taxable income. In order to maintain normal operations for the foreseeable future, we must continue to have access to our line of credit, become profitable and/or access additional equity capital. There can be no assurance that we will become profitable or that we can continue to raise additional funds required to continue our normal operations. The accompanying consolidated financial statements do not include any adjustments that would be required should we not be successful with these activities

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity.  For the year ended December 31, 2012, our revenue increased approximately 22.4%, compared to the year ended December 31, 2011, partially due to the inclusion of our Apex acquisition in June 2012 and Illume Mobile in July 2012.  Our higher gross margin offset by increased selling, general and administrative expenses due to inclusion of the results from Apex and Illume Mobile for the part of the year along with increased selling expenses, professional expenses and investor relations expenses related to being a public company along with a significant increase in amortization expense of intangible assets of $1 million, all resulted in lower operating income for the year.

We believe that our strategic shift to higher margin field mobility solutions with additional APEXWare™ software and professional service revenues will improve our results as economic conditions continue to improve.

As a matter of course, we do not maintain significant cash balances on hand since we are financed by a line of credit.  Typically, we use any excess cash to repay the then outstanding line of credit balance.  As long as we continue to generate revenues, we are permitted to draw down on our line of credit to fund our normal working capital needs.  As of December 31, 2012, there was $5.0 million available under the line of credit.  On February 27, 2013, we obtained an additional $1.0 million term loan from SVB (see below under “2013 Financing.”)  In connection with our Preferred Series D Private Placement in December 2012, 25% of the net proceeds are to be restricted for the Apex payment of the contingent consideration and the additional bonus consideration.  These funds have not been placed into escrow pending agreement between the Company and former owners of Apex regarding the financial institution that will escrow the funds, the amount of funds to be escrowed and the escrow agreement itself.

We believe that our cash flow from operations, available cash and available borrowing capacity under our credit facilities will be sufficient to meet our liquidity needs, including normal levels of capital expenditures, for the foreseeable future; however, there can be no assurance that this will be the case.

In the last four complete years of operations from 2009 through 2012, we have not experienced any significant effects of inflation on our product and service pricing, revenues or our income from continuing operations.

As of December 31, 2012 and 2011, we had cash of approximately $1.1 million and $0.4 million, respectively.  We have used, and plan to use, such cash for general corporate purposes, including working capital.

As of December 31, 2012, we have negative working capital of $9.1 million and total stockholders’ equity of $0.9 million.  As of December 31, 2011, we had negative working capital of $3.8 million and total stockholders’ equity of $2.5 million.  At December 31, 2012, included in current liabilities is unearned revenue of $7.4 million, which reflects services that are to be performed in future periods but that have been paid and/or accrued for and therefore, would represent additional future cash inflow.  At December 31, 2012, included in current assets are deferred costs of $3.9 million which reflect costs paid for third party extended maintenance services that are being amortized over their respective service periods, which do not generally represent future cash outflows.  The increase in the unearned revenue, offset by the deferred costs, continues to provide a benefit in future periods as the amounts convert to net realized revenue.

As explained above in the discussion of our use of “non-GAAP financial measures,” we monitor our ‘cash’ working capital position after removing the accrual effect of the current deferred assets and liabilities.  We believe this non-GAAP measure provides investors with a better understanding of operating financial position of our company.

Adjusted Working Capital at December 31, 2012 and 2011 are computed as follows (in thousands):

	December 31,
	2012	2011

Current assets	$18,708	$20,342
Current liabilities	27,801	24,104

Working capital - GAAP	(9,093)	(3,762)
Deferred cost	(3,955)	(3,469)
Deferred revenue	7,409	6,756

Adjusted working capital - non-GAAP measure	$(5,639)	$(475)

2013 Financing

On February 27, 2013, we and Silicon Valley Bank (“SVB”), entered into an Amendment (the “Amendment”) to Loan and Security Agreement, which amended the terms of the Loan and Security Agreement dated as of December 15, 2006 (as amended, the “Loan Agreement”). Pursuant to the Amendment, SVB made a new term loan to us on February 27, 2013, of $1,000,000 (“Term Loan II”). Repayment of Term Loan II, together with accrued interest thereon, is due in 36 monthly installments commencing on the first day of the month following the month in which the funding date of Term Loan II occured.

Pursuant to the Amendment, the Loan Agreement was amended to provide that the revolving credit line thereunder will accrue interest at an annual rate equal to 3.75 percentage points above the Prime Rate, which may be further reduced to 3.25 percentage points above the Prime Rate after we achieve two consecutive fiscal quarters (beginning with any fiscal quarter ending on or after March 31, 2013) of profitability. In addition, the maturity date of the revolving credit line under the Loan Agreement was extended to February 28, 2015, the principal amount outstanding under the Term Loan under the Loan Agreement will accrue interest at a fixed annual rate equal to 9.0%, the principal amount outstanding under the Term Loan II will accrue interest at a fixed annual rate equal to 7.5%, and we agreed to pay an anniversary fee of $100,000 on February 28, 2014.

The Loan Agreement includes customary covenants, limitations and events of default. Financial covenants which may materially impact our liquidity, include minimum liquidity and fixed charge coverage ratios (1.5 to 1), minimum tangible net worth requirements ($9.7 million) and limitations on indebtedness. Additionally, the Agreement has customary cross-default covenants which will cause us to be in default if we are in default in other loan agreements.  As of December 31, 2012, we were in compliance with all of our SVB covenants.

2012 Financing and Preferred Series D Private Placement

On June 4, 2012, Apex entered into a Credit Agreement (“RBC Credit Agreement”) with Royal Bank of Canada (“RBC”), pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000 (US$2,641,000 at the Closing Date), including a revolving demand facility with an authorized limit of CDN$200,000 (US$192,000 at the Closing Date).  The RBC Term Loan accrues interest at RBP plus 4% (7% at December 31, 2012). Principal and interest is payable over a three year period at a fixed principal amount of CDN $69,444 a month beginning in July 2012 and continuing through June 2015. Apex paid approximately $120,000 in financing costs, which has been recorded as deferred financing costs and is being amortized to interest expense over the term of the loan.

In addition, the RBC Term Loan calls for mandatory repayments based on 20% of Apex’s free cash flow as defined in the RBC Credit Agreement, before discretionary bonuses based on the annual year end audited financial statements of Apex, beginning with the fiscal year ended December 31, 2012, and payable within 30 days of the delivery of the annual audited financial statements, and continuing every six months through December 31, 2014. As of December 31, 2012, the Company estimates that the mandatory repayment based on 20% of Apex’s free cash flow will be $0.

The RBC Term Loan has certain financial covenants and other non-financial covenants.  As of December 31, 2012, Apex was not in compliance with the Fixed Charge Coverage ratio (as defined by the RBC Credit Agreement).  The Fixed Charge Coverage ratio of not less than 1.25:1 is calculated as the ratio of the trailing twelve months of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to loan payments and interest charges for the RBC Credit Agreement and the BDC Term Loan. Our calculation of the Fixed Charge Coverage ratio at December 31, 2012 is 0.86:1.  Under the RBC Credit Agreement, violation of this covenant is an Event of Default which grants RBC the right to demand immediate payment of outstanding balances.  As of December 31, 2012, APEX was not in compliance with the Fixed Charge Coverage ratio covenant as defined in the RBC Credit Agreement.  In March 2013, we received a waiver for non-compliance of this covenant through March 31, 2013 and have received a non-binding communication from the bank that it will work with the Company to reset this specific covenant commencing with the quarter ending June 30, 2013, however there are no assurances that this will occur.

On June 4, 2012, Apex also entered into the BDC Loan Agreement with BDC Capital Inc. (“BDC”), a wholly-owned subsidiary of Business Development Bank of Canada, pursuant to which BDC made available to Apex a term credit facility (“BDC Credit Facility”) in the aggregate amount of CDN $1,700,000 (USD $1,632,340 at the Closing Date). The BDC Term Loan accrues interest at the rate of 12% per annum, and matures on June 23, 2016, with an available one year extension for a fee of 2%, payable at the time of extension. In addition to the interest payable, consecutive quarterly payments of CDN$20,000 as additional interest are due beginning on June 23, 2012, and subject to compliance with bank covenants, Apex will make a mandatory annual principal payment in the form of a cash flow sweep which will be equal to 50% of the Excess Available Funds (as defined by the BDC Loan Agreement) before discretionary bonuses based on the annual year end audited financial statements of Apex. The maximum annual cash flow sweep in any year will be CDN$425,000. As of December 31, 2012, the Company estimates that the cash sweep will be approximately $0. Such payments will be applied to reduce the outstanding principal payment due on the maturity date. In the event that Apex’s annual audited financial statements are not received within 120 days of its fiscal year end, the full CDN$425,000 becomes due and payable on the next payment date. Apex paid approximately $70,000 in financing costs which has been recorded as deferred financing costs in the accompanying consolidated balance sheet as of December 31, 2012, and is being amortized to interest expense over the term of the loan.

The BDC Loan Agreement contains certain financial and non-financial covenants which may materially impact our liquidity, including minimum working capital requirements, tangible net worth requirements and limitations on additional indebtedness.  As of December 31, 2012, Apex was not in compliance with the minimum working capital financial covenant.  Under the BDC Loan Agreement, violation of this covenant is an Event of Default which grants BDC the right to demand immediate payment of outstanding balances. As of December 31, 2012, Apex was not in compliance with the minimum working capital financial covenant.  In March 2013, we received a waiver for non-compliance of this covenant through March 31, 2013 and have received a non-binding communication from the bank that it will work with the Company to reset this specific covenant commencing with the quarter ending June 30, 2013, however there are no assurances that this will occur.

In connection with the BDC Loan Agreement, BDC executed a subordination agreement in favor of Silicon Valley Bank, pursuant to which BDC agreed to subordinate any security interest in assets of the Company granted in connection with the BDC Loan Agreement to Silicon Valley Bank’s existing security interest in assets of the Company.  The subordination agreement contains cross-default provisions which may materially impact our liquidity.

Preferred Series D Private Placement

On December 20, 2012, we entered into and closed a securities purchase agreement (the “Series D Purchase Agreement”) with accredited investors (the “Investors”), pursuant to which we sold an aggregate of 633,600 shares of Series D Convertible Preferred Stock (the “Series D Preferred Shares”) for a purchase price of $10.00 per share, for aggregate gross proceeds of $6,336,000 (the “Series D First Closing”).

We retained Taglich Brothers, Inc. (the “Placement Agent”) as the placement agent for the Series D First Closing. We paid the Placement Agent $506,880 in commissions (equal to 8% of the gross proceeds), and issued to the Placement Agent five-year warrants (the “Placement Agent Warrants”) to purchase 633,600 shares of our common stock (equal to 10% of the number of shares of common stock underlying the Series D Preferred Shares sold under the Purchase Agreement) at an exercise price of $1.10 per share, in connection with the Series D First Closing. The Investors included certain of our officers, directors and employees, who purchased an aggregate of 20,700 Series D Preferred Shares.  We used $4.7 million of the proceeds from the Series D Closing to redeem all of our outstanding shares of Series C Preferred Stock.

 On December 31, 2012, we sold an additional 70,600 shares of Series D Preferred Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $706,000 (the “Series D Second Closing”, and together with the Series D First Closing, the “Series D Closings”) pursuant to the Series D Purchase Agreement for an aggregate of 704,200 shares of Series D Preferred Stock sold.  The Placement Agent acted as the placement agent for the Series D Second Closing as well. We paid the Placement Agent $56,480 in commissions (equal to 8% of the gross proceeds), and issued to the Placement Agent Placement Agent Warrants to purchase 70,600 shares of common stock (equal to 10% of the number of shares of common stock underlying the Series D Preferred Shares sold under the Series D Purchase Agreement) at an exercise price of $1.10 per share, in connection with the Series D Second Closing for an aggregate of 704,200 such Placement Agent Warrants.  The Investors included one of our officers who purchased an aggregate of 2,500 Series D Preferred Shares.

The table below presents the use of proceeds from the Series D Preferred Shares:

Gross Proceeds		$7,042,000

Less:
Redemption of Preferred Series C Shares	4,732,567
Payment of placement agent fees, including other estimated costs	1,019,682
		5,752,249
Funds available for general corporate purposes		$1,289,751

Our proceeds from the Series D Closings, before deducting placement agent fees and other expenses, were approximately $7.0 million. We used $4.7 million for redemption of all of our outstanding shares of Series C Preferred Stock. Approximately $1.0 million was used to pay fees and expenses of the offering, and $1.3 million are funds are available for general corporate purposes.  Pursuant to the Stock Purchase Agreement, we are required to place 25% of net offering proceeds, as defined, in an escrow account to satisfy our payment obligations of certain earn-out provisions. These funds have not been placed into escrow pending agreement between the Company and the sellers under the stock purchase agreement regarding the financial institution that will escrow the funds, the amount of funds that are to be placed in escrow and the escrow agreement itself.

In connection with the Series D First Closing, on December 20, 2012, we filed a Certificate of Designation of Series D Preferred Stock (the “Series D Certificate of Designation”) with the Secretary of State of Delaware. Pursuant to the Series D Certificate of Designation, we designated 4,000,000 shares of our preferred stock as Series D Preferred Stock. The Series D Preferred Stock has a Stated Value of $10.00 per share, votes on an as-converted basis with the common stock, and is convertible, at the option of the holder, into such number of shares of our common stock equal to the number of shares of Series D Preferred Stock to be converted, multiplied by the Stated Value, divided by the Conversion Price in effect at the time of the conversion.  The initial Conversion Price is $1.00, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions. The Series D Preferred Stock entitles the holder to cumulative dividends, payable quarterly, at an annual rate of (i) 8% of the Stated Value during the three year period commencing on the date of issue, and (ii) 12% of the Stated Value commencing three years after the date of issue. We may, at our option, pay dividends in PIK Shares, in which event the applicable dividend rate will be 12% and the number of such PIK Shares issuable will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of the Company’s common stock for the five prior consecutive trading days.

Upon any liquidation, dissolution or winding-up of our Company, holders of Series D Preferred Stock will be entitled to receive, for each share of Series D Preferred Stock, an amount equal to the Stated Value of $10.00 per share plus any accrued but unpaid dividends thereon before any distribution or payment may be made to the holders of any common stock, Series A Preferred Stock, Series B Preferred Stock, or subsequently issued preferred stock.

In addition, commencing on the trading day on which the closing price of the common stock is greater than $2.00 for thirty consecutive trading days with a minimum average daily trading volume of at least 5,000 shares for such period, and at any time thereafter, we may, in our sole discretion, effect the conversion of all of the outstanding shares of Series D Preferred Stock to common stock (subject to the condition that, all of the shares issuable upon such conversion may be re-sold without limitation under an effective registration statement or pursuant to Rule 144 under the Securities Act).

The Series D Preferred Stock also contains registration rights which compel the Company to file a registration statement with the SEC within 60 days of the final closing date (December 31, 2012), and requires the registration statement to become effective within 90 days thereafter.  The initial registration statement was filed on February 12, 2013.  If the registration statement is not declared effective by May 12, 2013, a partial liquidated damage equal to 0.1% of the purchase price paid by each investor shall be payable on each monthly anniversary until the registration statement becomes effective.  In no event shall the partial liquidated damage exceed 0.6% of the purchase price paid by each investor.

2011 Financing and Preferred Series C Private Placement

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

In June 2011, we entered into an Exchange Agreement (the “Exchange Agreement”) with the Note holder pursuant to which we issued 1,286,667 shares of our Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) with a fair value of $3.73 per share, or $4,799,268, in exchange for the surrender and cancellation of the Note and payment of accrued interest of $117,333.  In connection with the Exchange Agreement, we also issued 505,000 shares of common stock on June 30, 2011, with a closing market price of $2.30 per share, or $1,161,500, for no additional consideration.  In addition, the Note holder received protective anti-dilution rights which entitles it to receive additional shares if at any time we are required, pursuant solely to the Merger Agreement as described Note 1, to issue additional shares of common stock to the shareholders as is necessary for the Note holder to maintain the same beneficial ownership percentage, on a fully diluted basis, as they had before any such additional shares were issued.

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

Pursuant to the Exchange Agreement, we had a contingent obligation to issue up to a maximum of 500,000 shares of its common stock to the Note holder.  The contingency was dependent upon the receipt by the Company of payments on the note receivable and other receivable acquired pursuant to the Merger with Comamtech.  The Exchange Agreement defined certain thresholds for the amounts of these payments, the receipt of which would lower the number of common shares to be contingently issued on an incremental basis.  Based upon the probability at the time, that the threshold amount expected to be received would result in no additional shares being issued, the fair value per share was estimated to be $0.

In conjunction with the Exchange Agreement, we also entered into an agreement between us, the Note holder, and our former Chief Financial Officer, (“former CFO”).  Pursuant to this agreement, we issued 128,667 shares of Series C Preferred and 49,000 shares of common stock to the former CFO as settlement of $400,000 of accrued expenses and $11,733 of accrued interest owed to the former CFO.  In addition, the former CFO was issued shares of common stock in an amount equal to an aggregate of ten percent (10%) of any additional shares of common stock issued to the Note holder as described above.  We expensed $23,920 for the issuance of an additional 10,400 common shares to the former CFO.  The shares were valued at $2.30 per share, the closing price of our common stock on June 30, 2011.  The expense related to the issuance of the shares was recorded as a loss on debt extinguishment in the accompanying consolidated statement of operations for the year ended December 31, 2011.  In conjunction with Exchange Agreement, the interest rate on the balance of the payable to the former CFO was reduced from 25% to 12% per annum until such time as the annual dividend rate on the Series C Preferred is increased to 12% and 20% per annum as defined, at which time the interest rate on the amount payable shall be increased to 16% and 25%, respectively.

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

Merger/Reverse Capitalization

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

Cash Flows from Operating, Investing and Financing Activities

Information about our cash flows, by category, is presented in the accompanying Consolidated Statement of Cash Flows. The following table summarizes our cash flows for the years ended December 31, 2012 and 2011 (in millions):

	Year ended December 31,
	2012	2011	Increase/(Decrease)

Operating activities	$1.7	$(2.4)	$4.1	170.8%
Investing activities	(5.1)	(1.7)	3.4	200.0%
Financing activities	4.1	4.2	(0.1)	-2.4%

Cash provided by operating activities for 2012 increased by $4.1 million over the prior year.  The increase in cash from operations was primarily driven by the changes in net working capital and other balance sheet changes, most notably from $1.6 million decrease in accounts receivable due to timing of receivable collections.

For the year ended December 31, 2012, net cash provided by operating activities was $1.7 million.  Our net loss was $3.9 million in 2012, a portion of which was the result of non-cash transactions during the year.  Specifically, we had a $0.7 million non-cash expense related to employee and non-employee stock based compensation and $1.5 million of other non-cash transactions such as depreciation and amortization.  Additionally, our cash position was positively affected by the net change in our unearned revenue of $0.1 million associated with increased deferred revenues and associated costs.

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

Net cash used in investing activities was $5.1 million for the year ended December 31, 2012, and was primarily related to the combined cash payment for the acquisition of Apex Systems Integrators, Inc. and Illume Mobile in June and July 2012, respectively, of $5.0 million along with $0.1 million for purchases or property and equipment.

Net cash used in investing activities was $1.7 million for the year ended December 31, 2011, and was related to the cash payment to the shareholders of CMAC in January 2011 of $2.2 million offset by the $0.5 million collection of a note receivable in connection with the Merger in September 2011.

During the year ended December 31, 2012, net cash provided by financing activities was $4.1 million, primarily due to $4.0 million due to the issuance of term loans, $6.0 million related to the issuance of Series D Preferred (net of expenses), and $1.5 million in cash received in our reverse recapitalization (net of expenses).  Cash used in financing activities was a result of $4.5 million in Series C Preferred Stock retirement, $0.6 million of net repayments on the line of credit, $1.4 million of senior long-term debt repayment, $0.6 million for the Series C Preferred Stock dividends and $0.3 million in financing costs.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are highly judgmental and require assumptions based on both recent trends of certain customers estimated to be a greater credit risk, as well as historical trends of the entire customer pool.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  To mitigate this credit risk we perform periodic credit evaluations of our customers.

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

Comprehensive Loss

Comprehensive loss consists of net loss and accumulated other comprehensive loss, which includes certain changes in equity that are excluded from net income.  Comprehensive loss for the year ended December 31, 2012 is equal to the net loss of $3,866,000 plus other comprehensive income totaling $22,000 (relating to exchange translation adjustments arising from the consolidation of our Canadian Apex subsidiary) to arrive at comprehensive loss of $3,844,000.  Comprehensive loss for the year ended 2011 is equal to the net loss reported.

Income Taxes

We account for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) guidance, which requires deferred tax assets and liabilities, be recognized using enacted tax rates to measure the effect of temporary differences between book and tax bases on recorded assets and liabilities. FASB guidance also requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not some portion or all of the deferred tax assets will not be recognized.

We evaluate on an annual basis its ability to realize deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are forecasts of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

In accordance with FASB guidance on accounting for uncertainty in income taxes, we evaluate tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, we recognize the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. For tax positions that are not more likely than not of being sustained upon audit, we do not recognize any portion of the benefit. If the more likely than not threshold is not met in the period for which a tax position is taken, we may subsequently recognize the benefit of that tax position if the tax matter is effectively settled, the statute of limitations expires, or if the more likely than not threshold is met in a subsequent period.

Translation of Foreign Currencies

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

We enter into revenue arrangements that contain multiple deliverables.  Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the arrangement consideration between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect the Company’s results of operations. When we enter into an arrangement that includes multiple elements, the allocation of value to each element is derived based on management’s best estimate of selling price when vendor specific objective evidence or third party evidence is unavailable.

Revenue from software licenses is recognized when all of the software revenue recognition criteria are met and, if applicable, when vendor specific objective evidence, or VSOE, exists to allocate the total license fee to each element of multiple-element software arrangements, including post-contract customer support. Post-contract support is recognized ratably over the support period. When a contract contains multiple elements wherein the only undelivered element is post-contract customer support and VSOE of the fair value of post-contract customer support does not exist, revenue from the entire arrangement is recognized ratably over the support period. Software royalty revenue is recognized in arrears on a quarterly basis, based upon reports received from licensees during the period, unless collectability is not reasonably assured, in which case revenue is recognized when payment is received from the licensee.

Stock-based compensation

We record the fair value of stock-based payments as an expense in our consolidated financial statements.  We determine the fair value of stock options using the Black-Scholes option-pricing model.  This valuation model requires us to make assumptions and judgments about the variables used in the calculation.  These variables and assumptions include the weighted-average period of time that the options granted are expected to be outstanding, the volatility of our common stock, the risk-free interest rate and the estimated rate of forfeitures of unvested stock options.  Additional information on the variables and assumptions used in our stock-based compensation are described in Note 13 of the accompanying Notes to our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2012.

New Accounting Standards

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

The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. We do not believe that the adoption of this pronouncement will have a material effect on the consolidated financial statements.

In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements."  ASU 2012-04 contains amendments to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  Additionally, the amendments are intended to make the ASC easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications.  The amendments that do not have transition guidance were effective upon issuance.  The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.  The adoption of ASU 2012-04 will not have a material impact on our results of operations or our financial position.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income."  ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  Early adoption is permitted. The adoption of ASU 2013-02 will not have a material impact on our results of operations or our financial position.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.       CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and interim Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

Management, together with our CEO and interim CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  Based on this assessment, management concluded that we maintained effective internal control over financial reporting at that date.  In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

(b)	Changes In Internal Control Over Financial Reporting

During the three months ended December 31, 2012, management has made certain changes over internal controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Specifically, we have addressed the following identified weakness as more fully described below

Management’s assessment of the effectiveness of our disclosure controls and procedures as of June 30, 2012 and September 30, 2012 reported that such controls and procedures were ineffective due to a material weakness in our internal control over financial reporting related to the supervision and review of our financial closing and reporting process and in our ability to account for complex transactions as described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and September 30, 2012. The complex transactions related to purchase accounting for acquisitions made in 2012.  During the fourth quarter of 2012, we devoted significant time and resources to the remediation of the material weakness that included, but was not limited to:

•	evaluating of Finance Department’s management and staff qualifications, which resulted in a us making certain personnel changes in the Accounting and Finance Department

•	Implementation of further process and control procedures surrounding review of significant transactions within the financial closing process

•	Implementing new control procedures over the utilization of external resources

Although further and ongoing efforts will continue in 2013 and beyond to enhance our internal control over financial reporting, we believe that our remediation efforts now provide the foundation for compliance. As a result, management has determined that we have remediated the previously identified material weaknesses and we maintained effective control over financial reporting as of December 31, 2012 as set forth above.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names and certain information regarding the Company’s Officers and Directors:

Name	Age	Position

Nicholas R. Toms	64	Chief Executive Officer, President and Chairman
Paul E. Ross	39	Interim Chief Financial Officer
Dave Goodman	62	Chief Financial Officer
Donald Dalicandro	52	Chief Executive Office Apex, Director
Ralph S. Hubregsen	53	Chief Operating Officer
John E. Chis	56	Senior Vice President, Sales
Bryan E. Moss	46	Senior Vice President, Professional Services
David M. Rifkin	57	Director
Jay B. Sheehy	57	Director
Robert M. Chaiken	49	Director
Marc Ferland	67	Director
Lawrence Yelin	68	Director
Maydan Rothblum	39	Director

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Nicholas R. Toms, Chairman, Chief Executive Officer, President and Director

Mr. Toms became CEO of DecisionPoint as of December 2003, when an ESOP that he organized together with Donald Rowley, the former CFO of the Company, acquired DecisionPoint.  As a former corporate finance/M&A attorney with Skadden Arps Slate Meagher & Flom, Mr. Toms is an entrepreneur and has been involved with middle market businesses for the past several years.  He previously served as CEO of Cape Systems Group, Inc. (formerly Vertex Interactive, Inc.), a provider of warehouse management software systems.  In 1989, Mr. Toms founded Peak Technologies where he served as Chairman, President and CEO.  In 1997, Peak was sold to Moore Corporation in a transaction valued at approximately $300 million.  In 1986, an investor group of which Mr. Toms was a principal, orchestrated the buyout of Thomson T-Line Plc, a publicly traded company based in London, England. Mr. Toms is a graduate of Stellenbosch University (South Africa) in economics and law (LL.B) and New York University (LL.M). Mr. Toms serves on the Board of Directors of Cape Systems Group.

Paul E. Ross, Interim Chief Financial Officer

Mr. Ross was appointed interim Chief Financial Offer on September 14, 2012. From April 2011 until April of 2012, Mr. Ross was the Chief Financial Officer of GenMark Diagnostics, a NASDAQ traded “start-up” company which manufactured molecular diagnostic medical devices.  From October 2009 until April 2011, Mr. Ross was the Chief Financial Officer of Teledata Technology Solutions, a technology services company that was the subsidiary of a publically-traded overseas corporation.  From March 2007 until April 2009, Mr. Ross was the Senior Vice President, Finance and Chief Financial Officer at Meade Instruments Corp., a NASDAQ traded consumer optical products manufacturing company.  From May 2005 until March 2007, Mr. Ross was the Chief Financial Officer and Treasurer of Power-One, Inc., a NASDAQ traded electronics manufacturer with operations throughout North America, Europe and Asia.  Mr. Ross holds an MBA from the University of Southern California and BA from the University of California, Los Angeles.  Mr. Ross is a licensed Certified Public Accountant in the state of California.  On February 19, 2013, the Company appointed Dave Goodman as its Chief Financial Officer.  Mr. Ross will continue to serve as the Company's principal financial and accounting officer for a transition period anticipated to last until approximately March 30, 2013.

Dave Goodman, Chief Financial Officer

Mr. Goodman was appointed to the Chief Financial Officer on February 19, 2013.  Prior to joining DecisionPoint, from 2010 to 2012, Mr. Goodman served as the Chief Operating Officer and Chief Financial Officer of Mercury Capital Advisors, a start-up private equity backed global private placement and financial advisory firm.  From 2008 to 2010, Mr. Goodman served as the executive Vice President and Chief Financial Officer of GoldenSource Corporation, a private equity backed provider of enterprise data management (EDM) solutions to the financial services industry and, until its sale to Glu Mobile, from 2006 to 2008, as the Chief Financial Officer and Executive Director of Superscape Group, plc, a publicly traded technology and mobile game publishing company. Mr. Goodman was, from 2002 to 2006, the International Finance Director and Senior VP Finance of Christie’s International plc and, until its sale to Paradigm Health, the Senior Vice President and Chief Financial Officer of PersonalPath Systems/Franklin Health, a healthcare information technology and complex care management company. Mr. Goodman has also held senior financial positions with Sony Music Entertainment and Milbank, Tweed, Hadley and McCloy.  Mr. Goodman began his career with PricewaterhouseCoopers after receiving an MBA in Finance and Accounting from New York University’s Stern School of Business and a BA in Political Science from Cornell University. Mr. Goodman is a Certified Public Accountant in the State of New York.

Don Dalicandro. Chief Executive Officer Apex, Director

Mr. Dalicandro joined the Company upon the consummation of the acquisition of Apex Systems Integrators on June 4, 2012. Mr. Dalicandro founded Apex Systems Integrators in 1998. During his career he has founded, led and worked for companies in manufacturing, commercial property management and retail consulting services. In 2007, Mr. Dalicandro obtained his Chartered Director designation from The Directors College, Degroote School of Business. He currently holds Board positions with Joseph Brant Memorial Hospital, Vice-Chair and Governance Chair, Deposit Insurance Corporation of Ontario and Burlington Hydro Inc., Chair, Governance and Audit. Mr. Dalicandro has an honors engineering degree from the University of Waterloo and completed his MBA at McMaster University. He is a registered Professional Engineer in Ontario. Mr. Dalicandro is a Canadian citizen.

Ralph S. Hubregsen, Chief Operating Officer

Mr. Hubregsen joined the Company in September 2011, as Chief Operating Officer.  From November 2010 until July 2011, Mr. Hubregsen was the Vice President of Worldwide Channels at Symplified, a cloud security company that provides a SaaS-based single sign-on and identity access management solution.  From March 2009 until July 2011, Mr. Hubregsen was the President of Venado Technologies, a company that he founded, and which is an integrator of innovative software and service solutions for large commercial enterprise accounts, and Federal and State government agencies.  Prior to that Mr. Hubregsen served as Vice President of Sales at MonoSphere, Inc., which he started in January 2006 until it was acquired by Quest Software in December 2008.  In addition to founding Venado Technologies, Mr. Hubregsen founded the Saillant Consulting Group in 1998, which specialized in the delivery of content management and document management solutions for large Fortune 500 companies and federal agencies.  Between 1995 and 1997, Mr. Hubregsen served as Vice President of Western Field Operations for Peak Technologies Group after Peak purchased Innovative Products and Peripherals (“IPPC”), a company also founded by Mr. Hubregsen and his partners.  IPPC was a provider of mobility solutions for the industrial marketplace.  Mr. Hubregsen holds an MBA from the University of Denver and BA from Saint Michael's College.

John E. Chis, Senior Vice President, Sales

Mr. Chis joined DecisionPoint in November 2004, as General Manager and Vice President of Sales. Mr. Chis has been an integral part of the Senior management leadership from 2004 till present with responsibility in Operations, Marketing, Strategic Planning, Partner Development.  Mr. Chis has over thirty years of Senior Management experience beginning his career at Telxon.  Mr. Chis also held senior management positions at Symbol Technologies in both Sales and Retail Vertical Lead. Mr. Chis is a graduate from The University Of Akron (College of Business) and has participated as an Advisor to the College of Business on their Advisory Board.

Bryan Moss, Senior Vice President, Professional Services

Mr. Moss joined DecisionPoint upon the consummation of the CMAC acquisition on December 31, 2010.  He has 21 years of Information Technology, Logistics, Sales, and Engineering experience.  Mr. Moss had been a principal along with being the President of CMAC Inc. for the past 13 years.  Prior to CMAC, he was Senior Manager of the Supply Chain Practice for Accenture, responsible for Alliances and Supply Chain Execution Systems Implementations.  Mr. Moss served in a management capacity for 8 years with UPS and Burnham Logistics in Information Technology, Engineering, and Operations.  He attended Southern Tech receiving a Bachelor of Science degree in Industrial Engineering with a Minor in Technical Sales.

David M. Rifkin, Director

Mr. Rifkin has been an investor in DecisionPoint and a Director since 2003.  Mr. Rifkin is the President and CEO and co-owner of eGlobalfares, LLC, a software and solution provider to the travel industry since 2006.   From 2003 to 2006, Mr. Rifkin was the SVP of Corporate Sales and a member of the executive team at Adelman Travel Group, a top 10 U.S. travel management company.  Mr. Rifkin also worked in the family businesses in insurance, real estate and travel.  Mr. Rifkin has served on the Board of Directors of the Greater Valley Chamber of Commerce, Valley United Way, Griffin Hospital, Spooner House (Homeless Shelter), Visiting Nurse Assoc. of South Central CT, Hewitt Memorial Hospital and Valley Community Foundation. Mr. Rifkin received a Bachelor of Science in Business Administration from Bucknell University.

Jay B. Sheehy, Director

Mr. Sheehy became associated with DecisionPoint as an early investor in 2003 and became a Director concurrent with the Merger.  Mr. Sheehy has been the President and Principal of Kamco Supply of New England, a $100 million building materials distribution business since 1996.  From 1984-1995, Mr. Sheehy was President and Principal of Stanley Svea Building Supply until he merged the company into Kamco.  Previously, Mr. Sheehy held financial positions Connecticut Bank and Trust, Combustion Engineering and  PepsiCo.  Mr. Sheehy is a Certified Public Accountant and holds a Bachelor of Science in Business Administration from Busknell University and an MBA from the University of Connecticut. Mr. Sheehy is a Trustee of The Gunnery School, a Board Member of the Connecticut Business and Industry Association (CBIA) and an officer of Churchill Casualty Insurance.

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

Maydan Rothblum, Director

Mr. Rothblum became a Director of DecisionPoint in May 2011. Mr. Rothblum is a Managing Director at Sigma Capital Partners - a multistrategy, active, long-term, strategic private equity firm. Mr. Rothblum has over fifteen years of private equity, finance, business consulting, technology and capital markets experience both domestically and internationally. Prior to co-founding Sigma in 2004, Mr. Rothblum held positions at Apax Partners, Booz, Allen & Hamilton, and an equity research firm. Mr. Rothblum had earlier experience in managing business development and fund raising engagements for Israeli high-tech companies. In addition, he served as an engineer in the Israeli Defense Force (IDF) where he focused on designing and implementing large logistics, ERP and inventory management projects. Mr. Rothblum holds an MBA from Columbia Business School and a BS in Industrial Engineering and Management from the Technion - Israel Institute of Technology. On February 8, 2013, Maydan Rothblum resigned as a director in connection with the private sale to third party accredited investors by Sigma Opportunity Fund of 765,353 shares of common stock of the Company, and the private sale to third party accredited investors by Sigma Capital Advisors, LLC (an affiliate of Sigma Opportunity Fund) of 25,000 shares of the Company’s common stock.

Marc Ferland, Director

Mr. Ferland became a Director of DecisionPoint upon completion of the Merger.  Mr. Ferland had served as President and Chief Executive Officer of Copernic Inc. from March 2008 and on its Board of Directors since September 2007.  In November 2010, Copernic was sold to N. Harris Computer Corporation and he resigned his duties with Copernic and simultaneously assumed the positions of Chairman of the Board and President/Chief Executive Officer of its successor, Comamtech.  Prior to his affiliation with Copernic and Comamtech, Mr. Ferland worked in the venture capital industry in various capacities with Microcell, Caisse de Dépôt et Placement du Quebec (Canada’s largest pension fund), VantagePoint (a Silicon Valley venture capital fund) and Gen24 Capital, which he co-founded.  Mr. Ferland also worked in the Telecommunications industry in senior roles with Cantel (now Rogers), Scotpage/Scotcom, Telesystem National and Microcell Telecom.  Mr. Ferland also spent almost 20 years in a variety of management positions with Canadian General Electric.  He graduated from the University of Montreal with a B.A. honors in economics and did post graduate work at McGill University and Harvard Business School.  Mr. Ferland is a Canadian citizen.

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

Committees of the Board

The Audit Committee members are Jay B. Sheehy, David M. Rifkin, and Robert M. Chaiken. The Audit Committee Chairman is Jay B. Sheehy. The Audit Committee assists our board in fulfilling its responsibility for the oversight of the quality and integrity of our accounting, auditing, and reporting practices, and such other duties as directed by the board. The committee's purpose is to oversee our accounting and financial reporting processes, the audits of our financial statements, the qualifications of our public accounting firm engaged by us as our independent auditor to prepare or issue an audit report on our financial statements. Jay B. Sheehy is the "audit committee financial expert" within the meaning of SEC rules and regulations.

The Compensation and Governance Committee members are Jay B. Sheehy, David M. Rifkin and Robert M. Chaiken. The Compensation and Governance Committee Chairman is David M. Rifkin. The Compensation Committee's role is to discharge our board’s responsibilities relating to compensation of our executives and to oversee and advise the board of directors on the adoption of policies that govern our compensation and benefit programs.

When considering whether directors and nominees have the experience, qualifications, attributes and skills, the Company and the Board focused primarily on the information discussed in each of the directors’ individual biographies set forth above. Mr. Toms has experience as Chairman, President and CEO in growing middle market businesses, such as Cape Systems Group, Inc. and Peak Technologies, engaged in providing consultative solutions including professional services, software and equipment. In particular, with regard to Mr. Rifkin, the Board considered his background in software development and significant expertise and background as a CEO, President and director of both private companies, such as eGlobalfares LLC, and community groups, such as Greater Valley Chamber of Commerce and Griffin Hospital. With regard to Mr. Sheehy, the Board considered his position as President of similar revenue size and entrepreneurial companies to DecisionPoint  and his financial experience as a CPA qualifying him for being the Audit Committee Chairman. With regard to Mr. Chaiken, the Board considered his extensive experience in positions of President, Chief Operating Officer and Chief Financial Officer in growing entrepreneurial companies, such as Kamco Supply of New England and Stanley Svea Building Supply, whereby his understanding of business operations of a growing company can be best utilized and also qualifies him as a finance expert. Messer’s Ferland and Yelin were directors of our predecessor entity, Comamtech and therefore their experience in technology space proves invaluable to the Company.

Except as otherwise reported above, none of our directors have held directorships in other reporting companies and registered investment companies at any time during the past five years.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:

•	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

•	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

•
Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

•
Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

•
Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Employment Agreements

We have a standard three (3) year employment agreement with Mr. Bryan Moss, our Senior Vice President Professional Services, as a result of the CMAC acquisition. The agreement calls for an annual bonus upon achieving certain results of operations at CMAC. None of the other terms of the agreement are out of the ordinary course of business.

We also have an employment agreement with Mr. Ralph S. Hubregsen, our Chief Operating Officer. Pursuant to the Agreement, Mr. Hubregsen will be entitled to an annual bonus calculated pursuant to terms set forth in the Agreement. The agreement also contains a severance provision providing up to twelve months of salary in certain situations.

We have an employment agreement with Donald Dalicandro, the Chief Executive Officer of Apex, as a result of the Apex acquisition. Under the employment agreement, the Company further agreed Mr. Dalicandro would be appointed to the Company’s board of directors effective June 4, 2012, and would not be removed from the Company’s board of directors during the Earn-Out Period (as defined in the employment agreement) and the Bonus Period (as defined in the employment agreement) except by death, bankruptcy, incapacity or voluntary resignation. The agreement calls for annual bonus upon achieving certain results of operation at Apex for the 12 months ending July 31, 2013, 2014, and 2015.

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

						Non-	Change in
						Equity	Pension Value &
				Stock	Option	Incentive	Nonqualified	All
Name	Year	Salary (2)	Bonus	Award	Award (1)	Plan	Deferred Comp	Other (3)	Total

Nicholas R. Toms
	2012	$450,000	$-	$-	$-	$-	$-	$9,800	$459,800
	2011	446,000	80,000	-	54,700	-	-	-	580,700

Donald W. Rowley
	2012	316,000	-	-	-	-	-	12,000	328,000
	2011	421,000	80,000	-	54,700	-	-	2,200	557,900

Ralph S. Hubregsen
	2012	275,000	-	-	-	-	-	10,000	285,000
	2011	80,000	-	-	-	-	-	8,950	88,950

John E. Chis
	2012	225,000	25,000	-	-	-	-	7,000	257,000
	2011	225,000	25,000	-	66,000	-	-	-	316,000

Bryan E. Moss
	2012	240,000	-	-	-	-	-	2,000	242,000
	2011	230,000	-	-	-	-	-	-	230,000

Don Dalicandro
	2012	105,000	-	-	-	-	-	-	105,000
	2011	-	-	-	-	-	-	-	-

Paul E. Ross
	2012	-	-	-	-	-	-	100,500	100,500
	2011	-	-	-	-	-	-	-	-

(1)
The stock option awards represent the aggregate grant date fair value of the awards granted during the year completed in accordance with ASC718 – (see “Note 13 – Stock Option Plan” in our accompanying Notes to the Consolidated Financial Statements).The Company grants stock options periodically to members of management.  The table reflects awards granted to each of the Named Executive Officers.  Mr. Moss and Mr. Dalicandro joined the Company through acquisitions, in December 2010 and June 2012, respectively.  Mr. Hubregsen joined the Company in 2011 and has not received any stock option grants.

(2)	The salary for Mr. Rowley includes $187,000 in separation expenses per his contract and $41,000 in vacation payout.
(3)	Mr. Ross, Interim CFO, is paid on a consulting basis at $30,000 per month which includes a placement agency fee.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2012, for each of the executive officers.

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options Exerciseable (#)	Number of Securities Underlying Unexercised Options Unexerciseable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Been Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Shares, Units or Other Rights That Have Not Vested (#)

Nicolas R. Toms
	158,381	-	-	$1.45	1/2/2014	-	-	-
	13,542	-	-	1.90	12/31/2016	-	-	-
	8,019	32,077	-	2.17	6/15/2021	-	-	-

Donald W. Rowley
	-	-	-	-	-	-	-	-

Ralph S. Hubregsen
	-	-	-	-		-	-	-

John E. Chis
	33,854	-	-	1.90	12/31/2016	-	-	-
	3,386	5,078	-	2.10	2/12/2019	-	-	-
	9,678	38,714	-	2.17	6/15/2021	-	-	-

Bryan E. Moss
	-	-	-	-		-	-	-

Donald Dalicandro
	-	-	-	-		-	-	-

Director Compensation and Committees

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made during the year ended December 31, 2012.  Committee chair persons receive additional compensation for their service.

					Change in
					Pension Value
	Fees Earned				& Nonqualified
	Earned			Non-Equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation

David M. Rifkin	$53,000	$-	$-	$-	$-	$-
Jay B. Sheehy	58,000	-	-	-	-	-
Robert M. Chaiken	48,000	-	-	-	-	-
Maydan Rothblum (1)	48,000	-	-	-	-	-
Marc Ferland	48,000	-	-	-	-	-
Lawrence Yelin	48,000	-	-	-	-	-

(1)  Paid to Sigma Capital Advisors, LLC

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of  March 15, 2013, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s named executive officers and directors; and (iii) the Company’s directors and executive officers as a group.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over their shares beneficially owned.

	Common Stock		Percentage of
Name of Beneficial Owner (1)	Beneficially Owned		Common Stock (2)

Named Executive Officers
Nicholas R. Toms (*)	585,587	(3)	6.1%
Paul E. Ross (**)	20,000	(4)	0.2
Ralph S. Hubregsen (**)	13,300	(5)	0.1
John E. Chis (**)	98,999	(6)	1.1
Bryan E. Moss (**)	243,876	(7)	2.6
Don Dalicandro (*)	78,865		0.8

Directors
David M. Rifkin (***)	110,770	(8)	1.2
Jay B. Sheehy (***)	40,344	(9)	0.4
Robert M. Chaiken (***)	49,203	(10)	0.5
Marc Ferland (***)	-		-
Lawrence Yelin (***)	22,000	(11)	0.2

All Executive Officers and Directors as a group (11 people)	1,262,944		13.2

5% Shareholders
North Star Trust Company	1,692,753	(12)	18.2
Macrosolve, Inc.	617,284	(13)	6.6
Donald W. Rowley	596,724	(14)	6.4

(*) - Executive Officer and Director of the Company
(**) - Executive Officer of the Company
(***) - Director

All beneficial ownership percentages as they relate to the ESOP plan are as of December 31, 2012, the latest date of the ESOP share allocation.

(1)	Except as otherwise indicated, the address of each beneficial owner is 8697 Research Drive, Irvine, California 92618-4204.
(2)
Applicable percentage ownership is based on 9,300,439 shares of common stock outstanding as of March 15, 2013, together with securities exercisable or convertible into shares of common stock within 60 days of March 15, 2013, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 15, 2013, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Includes 56,467 shares of common stock held by the ESOP. The shareholder beneficially owns 3.3% of the ESOP. Of these shares, 179,942 are issuable upon the exercise of options, 66,365 are issuable upon conversion of Series A Preferred Stock and 100,000 are issuable upon conversion of Series D Preferred Stock.

(4)	Consists of shares of common stock underlying 2,000 shares of Series D Preferred Stock.
(5)
Includes 3,300 shares of common stock held by the ESOP. The shareholder beneficially owns 0.2% of the ESOP. Also includes 10,000 shares of common stock underlying 1,000 shares of series D Preferred Stock.

(6)	Includes 36,845 shares of common stock held by the ESOP. The shareholder beneficially owns 2.2% of the ESOP. Also includes 51,998 shares issuable upon the exercise of options.
(7)
Includes 6,390 shares of common stock held by the ESOP. The shareholder beneficially owns 0.4% of the ESOP. Also includes 25,000 shares of common stock underlying 2,500 shares of series D Preferred stock.

(8)
Includes 10,000 shares of common stock underlying 1,000 shares of Series D Preferred Stock. Also includes 25,973 shares issuable upon the exercise of options and 48,931 shares issuable upon conversion of series A preferred stock.

(9)	Includes 10,000 shares of common stock underlying 1,000 shares of Series D Preferred Stock. Also includes 10,032 shares issuable upon the exercise of options.
(10)	Includes 4,840 shares issuable upon the exercise of options, 11,061 shares issuable upon conversion of series A Preferred Stock, and 27,652 shares issuable upon conversion of series B Preferred Stock
(11)	Includes 22,000 shares of common stock underlying 2,200 shares of Series D Preferred Stock
(12)	North Star Trust Company, the trustee of the ESOP, is deemed to have the dispositive and voting control over the shares held by the ESOP.
(13)	The address of the shareholder is 1717 Boulder Avenue, #700, Tulsa, Oklahoma 74119
(14)	Includes 53,370 shares of common stock held by ESOP. The address of the shareholder is 25501 Arctic Ocean Drive, Lake Forest, CA 92630.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2012, all Reporting Persons timely complied with all applicable filing requirements, except that, Form 4’s were filed late for Donald Dalicandro and Lawrence Yelin, and Form 3’s were filed late for Paul Ross and Donald Dalicandro.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We purchase and sell certain products and services from iTEK Services, Inc. (“iTEK”), a privately held company owned by an unrelated ESOP.  iTEK was affiliated with us through limited overlapping management and Board representation by our Chief Executive Officer (“CEO”), Nicolas Toms and former Chief Financial Officer (“former CFO”), Donald Rowley.

Effective upon the resignation of the Company’s former CFO during July 2012, and the concurrent discontinuance of the CEO’s iTEK Board representation, the parties have no further overlapping management and therefore are no longer considered related parties effective August 2012.

During the years ended December 31, 2012 and 2011, we purchased products and services for $20,000 and $402,000, respectively, from iTEK.  Sales to iTEK during the years ended December 31, 2012 and 2011 were $0 and $4,000, respectively.  These sales to iTEK were at no incremental margin over our actual cost.  Purchases from iTEK are on similar terms that we would have received from an unrelated third-party.

Amounts receivable from iTek included in accounts receivable in the consolidated balance sheets as of December 31, 2012 and 2011 are $5,000 and $0, respectively. Amounts due to iTEK included in accounts payable in the consolidated balance sheets as of December 31, 2012 and 2011, are $39,000 and $16,000, respectively.

We had accounts payable, including accrued interest, to our former CFO, Donald Rowley, of $0, $855,000 and $1,225,000 at December 31, 2012, December 31, 2011 and December 31, 2010, respectively.  The outstanding accounts payable balance accrued interest at 12% per annum, reduced from 25% in June 2011.  The balance of the accounts payable consisted of purchases of products and services made by the former CFO on behalf of the Company, unreimbursed company travel expenses and interest on the accounts payable.

On June 30, 2011, the Company Sigma Opportunity Fund II, LLC and Donald Rowley, entered into an agreement pursuant to which Mr. Rowley converted $411,733 of the $1,227,335 in accounts payable owed to him by the Company (the “AP Amount”) into 128,667 shares of the Company’s Series C Preferred Stock and 49,000 shares of common stock. Pursuant to this agreement, Mr. Rowley also agreed that the interest rate of the balance of the AP Amount not covered by the agreement shall be reduced to 12% per annum until such time as the annual dividend rate on the Series C Preferred Stock is increased to 12% per annum (month 17) and 20% per annum (month 31), at which times the interest rate on the AP Amount then outstanding shall be 16% and 25%, respectively. On July 23, 2012, we entered into a Separation Agreement and General Release (“Separation Agreement”) with Mr. Rowley pursuant to which Mr. Rowley resigned as our Chief Financial Officer as of July 23, 2012 and as an employee of ours on July 23, 2012. Pursuant to the Separation Agreement, we agreed to pay Mr. Rowley a total of $205,592 in equal installments in accordance with our payroll cycle beginning on August 1, 2012 through December 31, 2012. Additionally under the Seperation Agreement, the Company also acknowledged that it owes Mr. Rowley an accounts payable in the amount of $890,633, which will be paid in accordance  with an Accounts Payable Payment Plan agreement,  between the Company and Mr. Rowley dated July 23,2012 ("Accounts Payable Agreement"). Pursuant to the Account Payable Agreement,  the Company agreed to pay interest monthly in arrears (starting on August  1, 2012) to Mr. Rowley with interest computed daily on the outstanding  balance at an annual interest rate of 25%. Under the Accounts Payable Agreement, the Company  agreed to make payments of $36,000 per month due on the 1st of each month to Mr. Rowley towards the outstanding balance.  In September  2012, the Company paid $921,000  to Mr. Rowley, including $30,367 of accrued interest in satisfaction of all amounts owed under the Accounts Payable Agreement.

On June 4, 2012 (the “Closing Date”), 2314505 Ontario Inc., a wholly-owned subsidiary of ours (the “Purchaser”), Karen Dalicandro (“KD”), Donald Dalicandro and 2293046 Ontario Inc. (“KD Co” and together with KD, the “Vendors”) entered into a Share Purchase Agreement (“SPA”). Pursuant to the SPA, Purchaser purchased all of the issued and outstanding shares of Apex Systems Integrators Inc. (“Apex”), a corporation organized under the laws of the Province of Ontario, Canada. In consideration for the shares of Apex, on the Closing Date, the Purchaser paid CDN$5,000,000 (“Closing Amount”), of which CDN$240,000 (the “Escrow Amount”) was placed in escrow with the Purchaser’s attorney and CDN$10,000 is held by the Purchaser as a holdback. On the Closing Date, the Purchaser and Apex merged under the corporate name of Apex Systems Integrators Inc., and is hereafter referred to herein as “Apex”). Mr. Dalicandro became a member of our board of directors on the Closing Date. Apex leases premises from an entity controlled by Don Dalicandro. Rent expense included in the consolidated financial statements was $84,000, for the year ended December 31, 2012. Additionally, at December 31, 2012 the Purchaser has a receivable of $201,908 from the Vendors in connection with the Working Capital requirement as defined in the Purchase Agreement and described in “Note 4 – Acquisitions” in our accompanying Notes to the Consolidated Financial Statements.

On November 15, 2012, the Company entered into an agreement (the “Sigma Agreement”) with Sigma Opportunity Fund II, LLC (“Sigma Opportunity Fund”) and Sigma Capital Advisors, LLC (“Sigma Advisors”).  Pursuant to the Sigma Agreement, the parties agreed to amend the Certificate of Designation of Series C Preferred Stock of the Company (the “Series C Certificate of Designation”) to modify the definition of Conversion Value such that effective as of January 1, 2013, if the Series C Preferred Stock has not been redeemed as of such date, the Conversion Value will be equal to the lower of the Conversion Value then in effect or $0.61 (representing the closing price of the common stock on October 31, 2012) per share (subject to adjustments for stock splits, stock dividends, recapitalizations and the like).

Pursuant to the Sigma Agreement, the Company paid to Sigma Advisors an administrative fee of $150,000 (which will be netted against amounts otherwise owed to Sigma Advisors by the Company in connection with any services provided or money owed to Sigma Advisors by the Company by December 31, 2012) and issued to the holders of the Series C Preferred Stock an aggregate of 175,364 shares of common stock as an antidilution adjustment.

Pursuant to the Sigma Agreement, Sigma Opportunity Fund and Sigma Advisors agreed to a standstill with respect to securities of the Company for the period from November 15, 2012 through December 31, 2012.

On October 3, 2012, the Company, Sigma Opportunity Fund II, LLC, Sigma Capital Advisors and Donald Rowley entered into Amendment No. 1 to the Consent and Waiver Agreement dated as of June 4, 2012 (“Consent and Waiver Amendment”).

Pursuant to the Consent and Waiver Amendment, the parties agreed to amend the Certificate of Designations of the Powers, Preferences, and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions thereof of Series C Cumulative Convertible Preferred Stock of the Company which was filed with the Secretary of State of Delaware on July 1, 2011 (“Certificate of Designations”) to increase the Dividend Rate (as defined therein) to 20% on the Stated Value (as defined therein) for each dividend period beginning June 4, 2012. The parties also agreed to amend the Certificate of Designations to modify the definition of Breach Event.

Pursuant to the Consent and Waiver Amendment, the parties agreed that if the Company does not redeem on a pro rata basis for cash at least $2,206,000, in Stated Value (as defined in the Certificate of Designations) of the Series C Preferred Stock on or before October 31, 2012, then the parties will negotiate in good faith until November 15, 2012, relating to changes to the Certificate of Designations and other related matters that the parties may wish to agree upon in order to protect the interests of the Series C Preferred Stock and the Company will file the amended Certificate of Designations within two weeks thereafter. If the Company and a majority in interest of the Series C Preferred Stock are unable to agree upon revised terms by November 15, 2012, the Company will file an amendment to the Certificate of Designations no later than November 15, 2012, to provide that the Conversion Value (as defined in the Certificate of Designations) will be equal to the lower of (i) the Conversion Value then in effect, (ii) $1.20 per share or (iii) the closing price of the Company’s common stock on October 31, 2012 (in each case subject to the continuing antidilution provisions contained in the Certificate of Designations).

Pursuant to the Consent and Waiver Amendment, the Company also agreed to issue an aggregate of 175,364 shares of the Company’s common stock to the holders of the Series C Preferred Stock on November 15, 2012.

On December 20, 2012, all outstanding shares of Series C Preferred Stock were redeemed by the Company for an aggregate redemption price (including accrued dividends) of $4,732,567.

Director Independence

The Board of Directors has determined that Messrs. Rifkin, Sheehy, Chaiken, Ferland and Yelin are each independent directors.

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

Audit Fees

Audit fees billed by BDO USA, LLP for the fiscal years ended December 31, 2012 and 2011 totaled $497,000 and $449,000, respectively.

Audit Related Fees, Tax Fees and all Other Fees

None

At its regularly scheduled and special meetings, the audit committee considers and pre-approves any audit and non-audit services to be performed by our independent registered public accounting firm. The Board of Directors has the authority to grant pre-approvals of non-audit services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Financial Statements

The following financial statements are included as part of this report

2.	Exhibits

Exhibit
Number	Description
2.1	Share Purchase Agreement between 2314505 Ontario Inc., Company, Karen Dalicandro, Donald Dalicandro and 2293046 Ontario Inc. (7)
2.2	Asset Purchase Agreement between the Company and MacroSolve, Inc. dated July 31, 2012 (10)
3.1	Certificate of Incorporation of DecisionPoint Systems, Inc. dated June 15, 2011. (1)
3.2	Bylaws (6)
3.3	Certificate of Designation of Preferences Rights and Limitations of Series A Cumulative Convertible Preferred. (6)
3.4	Certificate of Designation of Preferences Rights and Limitations of Series B Cumulative Convertible Preferred. (6)
3.5
Certificate of Designation, of the Powers, Preferences and Relative Participating, Optional and Other Special Rights of Preferred Stock and Qualifications, Limitations and Restrictions Thereof of Series C Cumulative Convertible Preferred Stock. (2)

3.6	Certificate of Amendment to Certificate of Designation of Series C Preferred Stock. (11)
3.7	Amendment No. 2 to Certificate of Designation of Series C Preferred Stock (12)
3.8	Certificate of Designation of Series D Preferred Stock (13)
3.9	Amendment No. 1 to Certificate of Designation of Series A Preferred Stock (13)
3.10	Amendment No. 1 to Certificate of Designation of Series B Preferred Stock (13)
10.1	Arrangement Agreement among DecisionPoint Systems, Inc., Comamtech Inc. and 2259736 Ontario Inc., dated October 20, 2010. (1)
10.2	Amendment No. 1 to the Arrangement Agreement, dated December 23, 2010. (1)
10.3	Amendment No. 2 to the Arrangement Agreement, dated March 22, 2011. (1)
10.4	Amendment No. 3 to the Arrangement Agreement, dated April 8, 2011. (1)
10.5	Amendment No. 4 to the Arrangement Agreement, dated April 13, 2011. (1)
10.6	Ontario Superior court of Justice Commercial List. (1)
10.7	Exchange Agreement between DecisionPoint Systems, Inc. and Sigma Opportunity Fund II LLC. (2)
10.8	Investor Rights Agreement between DecisionPoint Systems, Inc. and Sigma Opportunity Fund II, LLC and Sigma Capital Advisors, LLC. (2)
10.9	Agreement between DecisionPoint Systems, Inc., Sigma Opportunity Fund II, LLC and Donald W. Rowley. (2)
10.10	Limited Waiver and Amendment to Loan and Security Agreement between Silicon Valley Bank, DecisionPoint Systems Group Inc., DecisionPoint Systems and CMAC, Inc. (3)
10.11	Employment Agreement between DecisionPoint Systems Inc. and Ralph S. Hubregsen. (4)
10.12	Transfer and Payment Agreement by and among Empresario Inc., Omar Solis and the Company. (5)
10.13	2010 Stock Option Plan (6)
10.14	Employment Agreement between Apex Systems Integrators Inc., Donald Dalicandro and the Company. (7)
10.15	Form of Convertible Note (7)
10.16	Form of DPS Guarantee by and between Company., Karen Dalicandro and 2293046 Ontario Inc. (7)
10.17	General Security Agreement between Apex Systems Integrators Inc., Karen Dalicandro and 2293046 Ontario Inc. (7)
10.18	Escrow Agreement between 2314505 Ontario Inc., Company, Karen Dalicandro, 2293046 Ontario Inc. and McMillan LLP (7)
10.19	Noncompetition Agreement between Donald Dalicandro, Karen Dalicandro and 2314505 Ontario Inc. (7)
10.20	IP Assignment Agreement between Donald Dalicandro and Apex Systems Integrators Inc. (7)
10.21	IP Assignment Agreement between Karen Dalicandro and Apex Systems Integrators Inc. (7)
10.22	Credit Agreement between Royal Bank of Canada, Company, 2314505 Ontario Inc. and Apex Systems Integrators Inc. (7)
10.23	General Security Agreement between Royal Bank of Canada and Apex Systems Integrators Inc. (7)
10.24	General Security Agreement between Royal Bank of Canada and 2314505 Ontario Inc. (7)
10.25	Security Agreement between Royal Bank of Canada and the Company (7)
10.26	Guarantee between the Company and Royal Bank of Canada (7)
10.27	Guaranty between Apex Systems Integrators Inc. and Royal Bank of Canada (7)
10.28	Loan Agreement between BDC Capital Inc., the Company, 2314505 Ontario Inc. and Apex Systems Integrators Inc. (7)
10.29	General Security Agreement between BDC Capital Inc. and Apex Systems Integrators Inc. (7)
10.30	General Security Agreement between BDC Capital Inc. and 2314505 Ontario Inc. (7)
10.31	Guarantee between Apex Systems Integrators Inc. and BDC Capital Inc. (7)
10.32	Guarantee between the Company and BDC Capital Inc. (7)
10.33	Subordination Agreement between BDC Capital Inc. and Silicon Valley Bank (7)
10.34	Consent and Waiver Agreement among the Company, Sigma Opportunity Fund II, LLC, Sigma Capital Advisors and Donald W. Rowley (7)

10.35	Subordination Agreement between Royal Bank of Canada and Silicon Valley Bank (7)
10.36	Subordination and Priorities Agreement among Royal Bank of Canada, BDC Capital Inc., Apex Systems Integrators Inc. and 2314505 Ontario Inc. (7)
10.37	Lease Agreement, dated May 7, 2012, between the Company and Nausser Fathollahi and Alladin Doroudi (8)
10.38	Separation Agreement and General Release (9)
10.39	Accounts Payable Payment Plan (9)
10.40	License Agreement between the Company and MacroSolve, Inc. dated July 31, 2012 (10)
10.41	Non-Competition Agreement between the Company and MacroSolve, Inc. dated July 31, 2012 (10)
10.42	Consent and Waiver Amendment by and among the Company, Sigma Opportunity Fund II, LLC, Sigma Capital Advisors and Donald W. Rowley dated as of October 3, 2012 (11)
10.43	Agreement, dated November 15, 2012, by and among the Company, Sigma Opportunity Fund II, LLC and Sigma Capital Advisors, LLC (12)
10.44	Form of Securities Purchase Agreement of Series D Preferred Stock (13)
10.45	Warrant to Purchase Common Stock, dated December 20, 2012, issued to Placement Agent (13)
10.46	Employment Agreement, dated February 19, 2013, between the Company and Dave Goodman (15)
10.47	Amendment to Loan and Security Agreement (16)
14	Code of Ethics (6)
21	Subsidiaries (14)
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a).*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

(1)  Incorporated by Reference to the Current Report on form 8-K Filed by the Company on June 21, 2011.
(2)  Incorporated by Reference to the Current Report on form 8-K Filed by the Company on July 7, 2011.
(3)  Incorporated by Reference to the to the Current Report on form 8-K Filed by the Company on October 13, 2011
(4)  Incorporated by Reference to the Current Report on Form 8-K Filed by the Company on September 15, 2011
(5)  Incorporated by Reference to the Current Report on Form 8-K Filed by the Company on September 9, 2011
(6)  Incorporated by Reference to the Annual Report on Form 10-K Filed by the Company on March 30, 2012.
(7)  Incorporated by Reference to the Current Report on Form 8-K Filed by the Company on June 7, 2012.
(8)  Incorporated by Reference to the Current Report on Form 8-K Filed by the Company on June 19, 2012.
(9)  Incorporated by Reference to the Current Report on Form 8-K Filed by the Company on July 27, 2012.
(10) Incorporated by Reference to the Current Report on Form 8-K Filed by the Company on August 6, 2012.
(11) Incorporated by Reference to the Current Report on Form 8-K Filed by the Company on October 10, 2012.
(12) Incorporated by Reference to the Current Report on Form 8-K Filed by the Company on November 21, 2012.
(13) Incorporated by Reference to the Current Report on Form 8-K Filed by the Company on December 26, 2012.
(14) Incorporated by reference to S-1 filed by the Company on February 12, 2013.
(15)  Incorporated by Reference to the Current Report on form 8-K Filed by the Company on February 25, 2013.
(16) Incorporated by Reference to the Current Report on form 8-K Filed by the Company on March 5, 2013.
* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2013.

DECISIONPOINT SYSTEMS, INC.

By:	/s/ Nicholas R. Toms
Nicholas R. Toms, Chief Executive Officer
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Nicholas R. Toms	Chairman and Chief Executive Officer Principal Executive Officer	March 28, 2013
Nicholas R. Toms

/s/ Paul Ross	Interim Chief Financial Officer Principal Financial Officer and Principal Accounting Officer	March 28, 2013
Paul Ross

/s/ David M. Rifkin	Director	March 28, 2013
David M. Rifkin

/s/ Jay B. Sheehy	Director	March 28, 2013
Jay B. Sheehy

/s/ Robert M. Chaiken	Director	March 28, 2013
Robert M. Chaiken

/s/ Marc Ferland	Director	March 28, 2013
Marc Ferland

/s/ Lawrence Yelin	Director	March 28, 2013
Lawrence Yelin

/s/ Donald Dalicandro	Director	March 28, 2013
Donald Dalicandro

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
DecisionPoint Systems, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheets of DecisionPoint Systems, Inc. (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Costa Mesa, California
March 28, 2013

DECISIONPOINT SYSTEMS, INC.

Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets
Cash	$1,103	$366
Accounts receivable, net	12,287	13,917
Other receivable	-	1,476
Due from related party	202	-
Inventory, net	811	706
Deferred costs	3,955	3,469
Deferred tax assets	48	-
Prepaid expenses and other current assets	302	408
Total current assets	18,708	20,342

Property and equipment, net	179	99
Other assets, net	205	175
Deferred costs, net of current portion	2,124	1,800
Goodwill	8,571	5,538
Intangible assets, net	6,023	2,214
Total assets	$35,810	$30,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,080	$8,947
Accrued expenses and other current liabilities	2,895	2,505
Line of credit	3,430	4,024
Current portion of debt	1,800	1,000
Due to related parties	1	872
Accrued earn out consideration	1,186	-
Unearned revenue	7,409	6,756
Total current liabilities	27,801	24,104

Long term liabilities
Unearned revenue, net of current portion	2,883	2,509
Debt, net of current portion and discount	2,922	970
Accrued earn out consideration, net of current portion	159	-
Deferred tax liabilities	1,078	18
Other long term liabilities	80	60
Total liabilities	34,923	27,661

Commitments and contingencies	-	-
STOCKHOLDERS' EQUITY
Cumulative Convertible Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,105,155 and 1,816,289 shares issued and outstanding, including cumulative and imputed preferred dividends of $361 and $436, and with a liquidation preference of $8,758 and $10,652 at December 31, 2012
and 2011, respectively	7,370	6,320
Common stock, $0.001 par value, 100,000,000 shares authorized,
9,300,439 issued and 9,146,556 outstanding as of December 31, 2012,
and 8,182,791 shares issued and 8,028,908 outstanding as of December 31, 2011	9	8
Additional paid-in capital	16,132	14,514
Treasury stock, 153,883 shares of common stock	(205)	(205)
Accumulated deficit	(21,674)	(17,231)
Unearned ESOP shares	(767)	(899)
Accumulated other comprehensive income	22	-
Total stockholders’ equity	887	2,507
Total liabilities and stockholders' equity	$35,810	$30,168

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Years ended December 31,
	2012	2011

Net sales	$71,501	$58,359

Cost of sales	55,949	46,368

Gross profit	15,552	11,991

Selling, general and administrative expense	18,661	13,597

Operating loss	(3,109)	(1,606)

Other expense (income):
Interest expense	998	1,160
Loss on debt extinguishment	-	2,665
Other income, net	(116)	(363)
Total other expense	882	3,462

Loss before income taxes	(3,991)	(5,068)

Provision (tax benefit) for income taxes	(125)	100

Net loss	(3,866)	(5,168)

Cumulative and imputed preferred stock dividends	(954)	(486)

Net loss attributable to common shareholders	$(4,820)	$(5,654)

Net loss per share -
Basic and diluted	$(0.61)	$(0.94)

Weighted-average shares outstanding -
Basic and diluted	7,900,693	6,019,900

Other comprehensive loss, net of tax
Net loss	$(3,866)	$(5,168)
Foreign currency translation adjustment	22	-

Comprehensive loss	$(3,844)	$(5,168)

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)

	Convertible				Additional			Unearned	Accumulated other	Total stockholders’
	Preferred stock		Common stock		paid-in	Treasury	Accummulated	ESOP	comprehensive	equity
	Shares	Amount	Shares	Amount	capital	stock	deficit	shares	income	(deficit)

Balance at December 31, 2010	401	$1,486	5,081	$5	$8,239	$-	$(11,577)	$(1,024)	$-	$(2,871)

Net loss	-	-	-	-	-	-	(5,168)	-	-	(5,168)
Reverse recapitalization transaction:
Shares deemed issued to Comamtech
stockholders in exchange for net
assets contributed	-	-	2,187	2	3,945	-	-	-	-	3,947
Expenses related to reverse recapitalization	-	-	-	-	(730)	-	-	-	-	(730)
Issuance of common shares for finders fee	-	-	154	-	354	-	-	-	-	354
Repurchase 153,883 shares of common stock	-	-	-	-	-	(205)	-	-	-	(205)
Employee stock-based compensation	-	-	-	-	200	-	-	-	-	200

Common shares issued in connection with Exchange Agreement	1,415	4,529	695	1	2,348	-	-	-	-	6,878
Common shares issued in exchange for services	-	-	66	-	158	-	-	-	-	158
Accrued dividends on preferred stock	-	305	-	-	-	-	(486)	-	-	(181)
Principal payment from ESOP	-	-	-	-	-	-	-	125	-	125

Balance at December 31, 2011	1,816	6,320	8,183	8	14,514	(205)	(17,231)	(899)	-	2,507

Net loss	-	-	-	-	-	-	(3,866)	-	-	(3,866)
Foreign currency translation adjustment		-	-	-	-	-	-	-	22	22
Convertible Series C Preferred retired	(1,415)	(4,906)	-	-	-	-	377	-	-	(4,529)
Convertible Series D Preferred sold in private placement,
net of issuance costs	704	5,668	-	-	355	-	-	-	-	6,023
Shares issued in connection with Illume acquisition	-	-	617	1	697	-	-	-	-	698
Shares issued in connection with Apex acquisition	-	-	325	-	341	-	-	-	-	341
Common stock issued as an antidilution adjustment	-	-	175	-	173	-	-	-	-	173
Employee stock-based compensation	-	-	-	-	52	-	-	-	-	52
Accrued dividends on preferred stock	-	288	-	-	-	-	(954)	-	-	(666)
Principal payment from ESOP	-	-	-	-	-	-	-	132	-	132

Balance at December 31, 2012	1,105	$7,370	9,300	$9	$16,132	$(205)	$(21,674)	$(767)	$22	$887

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Cash Flows
(In thousands)

	December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,866)	$(5,168)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,510	560
Amortization of deferred financing costs and note discount	183	140
Employee stock-based compensation	52	200
Non-employee stock-based compensation	514	283
Non-cash interest expense	-	80
Loss on debt extinguishment	-	2,269
Loss on disposal of property and equipment	-	4
ESOP compensation expense	132	125
Allowance for doubtful accounts	108	-
Other income related to collection of note receivable in excess of carrying value	-	(405)
Deferred taxes, net	(256)	73
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	1,801	(1,221)
Due from related parties	147	-
Inventory, net	(98)	193
Deferred costs	(810)	(291)
Prepaid expenses and other current assets	182	80
Other assets, net	(37)	(33)
Accounts payable	946	(39)
Accrued expenses and other current liabilities	506	(257)
Due to related parties	-	(735)
Unearned revenue	705	1,701
Net cash provided by (used in) operating activities	1,719	(2,441)
Cash flows from investing activities
Cash paid for Apex	(4,801)	-
Cash paid for Illume	(250)	-
Cash paid for CMAC, net of cash acquired	-	(2,205)
Capital expenditures	(64)	(49)
Collection of note and other receivable received in reverse recapitalization	-	555
Net cash used in investing activities	(5,115)	(1,699)
Cash flows from financing activities
(Repayments) borrowings from line of credit, net	(594)	(340)
Proceeds from the issuance of term debt	4,033	4,000
Cash received in reverse recapitalization, net of expenses	1,500	1,985
Repayment of debt	(1,393)	(1,000)
Convertible series C preferred stock retired	(4,529)	-
Issuance of convertible series D preferred stock	7,042	-
Paid financing costs associated with convertible series D preferred stock	(1,020)	-
Purchase of treasury stock	-	(250)
Cash dividends paid on Series C Preferred	(651)	(91)
Paid financing costs	(270)	(109)
Holding share liability	-	(4)
Net cash provided by financing activities	4,118	4,191
Effect on cash of foreign currency translation	15	-
Net increase in cash	737	51
Cash at beginning of year	366	315
Cash at end of year	$1,103	$366

Supplemental disclosure of cash flow information:
Interest paid	$888	$1,438
Income taxes paid	57	62
Supplemental disclosure of non-cash financing activities:
Preferred and common shares issued in exchange for debt and related accrued interest	$-	$4,117
Preferred and common shares issued in exchange for accounts
payable and related accrued interest	-	412
Common shares issued as finder's fee in reverse capitalization	-	354
Common stock issued in connection with Apex acquisition	341	-
Common stock issued in connection with Illume acquisition	698	-
Common stock issued to Preferred Series C holders as an anti dilution adjustment	173	-
Cumulative and imputed dividends on preferred stock	288	305
Warrants issued in connection with convertible series D preferred stock	355	-

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

DecisionPoint Systems, Inc., (“DecisionPoint”, “Company”) through its subsidiaries is an enterprise mobility systems integrator that sells and installs mobile computing and wireless systems that are used both within a company’s facilities in conjunction with wireless networks and in the field using carrier-based wireless networks.  These systems generally include mobile computers, mobile application software, and related data capture equipment including bar code scanners and radio frequency identification (“RFID”) readers.  The Company also provides professional services, proprietary and third party software and software customization as an integral part of its customized solutions for its customers. The suite of software products utilizes the latest technologies to empower the mobile worker in many areas including merchandising, sales and delivery; field service; logistics and transportation; and warehouse management.

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

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of DecisionPoint and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, DecisionPoint Systems International and Apex Systems Integrators, Inc. (“Apex”). DecisionPoint Systems International has two wholly-owned subsidiaries, DecisionPoint Systems Group, Inc. (“DPS Group”) and CMAC, Inc. (“CMAC”).  Apex was acquired on June 4, 2012, and as such, the operating results of Apex have been consolidated into the Company’s consolidated results of operations beginning on June 5, 2012. In addition, on July 31, 2012, the Company consummated an asset purchase agreement (“Asset Purchase Agreement”) with MacroSolve, Inc. (the “Seller”) Pursuant to the Asset Purchase Agreement, the Company purchased the business (including substantially all the related assets) of the seller’s Illume Mobile division (“Illume Mobile”).  The operating results of Illume Mobile have been consolidated into the Company’s consolidated results of operations beginning on August 1, 2012.  The Company currently operates in one business segment. All intercompany transactions have been eliminated.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

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

Accounts Receivable - Accounts receivable are stated at net realizable value, and as such, current earnings are charged with an allowance for doubtful accounts based on management’s best estimate of the amount of probable incurred credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience and specific account information available.  Accounts receivable are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $246,000 and $246,000, as of December 31, 2012 and 2011, respectively.  When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts.

Inventory - Inventory consists solely of finished goods and is stated at the lower of cost or market.  Cost is determined under the first-in, first-out (FIFO) method.  The Company periodically reviews its inventory and makes provisions as necessary for estimated obsolete and slow-moving goods.  The creation of such provisions results in a write down of inventory to net realizable value and a charge to cost of sales.  Inventories are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $83,000 and $155,000, as of December 31, 2012 and 2011, respectively.

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

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets as follows:

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

Intangible assets – Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives (using an accelerated method for customer relationships and trade names) to their estimated residual values, if any.  The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to nine years.  Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable.  If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.  If the useful life is shorter than originally estimated, the rate of amortization is accelerated and the remaining carrying value is amortized over the new shorter useful life.  No impairments were identified and changes to estimated useful lives have been recorded.

Deferred Financing Costs - Costs incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness, adjusted to reflect any early repayments using the effective interest rate method.  Deferred financing costs net of amortization totaled approximately $107,000 and $90,000, as of December 31, 2012 and 2011, respectively, and are included in other assets in the accompanying consolidated balance sheets.

Fair Value Measurement - Fair value is the price that would be received from selling an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides a hierarchy for inputs used in measuring fair value that prioritize the use of observable inputs over the use of unobservable inputs, when such observable inputs are available. The three levels of inputs that may be used to measure fair value are as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities.

•
Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-driven valuations in which all significant inputs are observable or can be derived principally from, or corroborated with, observable market data.

•	Level 3 - Fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including assumptions and judgments made by the Company.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurements. The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the observable inputs may result in a reclassification of assets and liabilities within the three levels of the hierarchy outlined above.

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company measures certain liabilities at fair value on a recurring basis such as our contingent consideration related to business combinations and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal year ended December 31, 2012.

The Company has classified its contingent consideration related to the acquisitions as a Level 3 liability. (See “Note 4 – Acquisitions” for a description of the acquisitions along with comprehensive details regarding the assumptions used in calculating fair value of the contingent consideration).  Revenue and other assumptions used in the calculation require significant management judgment. The Company reassesses the fair value of the contingent consideration liabilities on a quarterly basis. Based on that assessment, the Company did not recognize any adjustment to the actual calculation of the earn-out obligations during the fiscal year ended December 31, 2012.

As of December 31, 2012, liabilities recorded at fair value on a recurring basis consist of the following (in thousands):
		Fair Value Measurements
	Total	Level 1	Level 2	Level 3

Liabilities
Contingent consideration liability
recorded for business combinations	$1,346	$-	$-	$1,346

The following table summarizes changes to the fair value of the contingent consideration, which is a Level 3 liability (in thousands):

Contingent consideration

Balance at December 31, 2011	$-
Apex earn-out	1,033
Apex bonus consideration	153
Illume Mobile earn-out	107
Changes in fair value	-
Effect of currency translation	53
Balance at December 31, 2012	$1,346

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long lived assets resulting from business combinations are measured at fair value using income and market comparable valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the fiscal year ended December 31, 2012.

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

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Revenue Recognition - Revenues are generated through product sales, warranty and maintenance agreements, software customization, and professional services.  Product sales are recognized when the following criteria are met (1) there is persuasive evidence that an arrangement exits; (2) delivery has occurred and title has passed to the customer which generally happens at the point of shipment provided that no significant obligations remain; (3) the price is fixed and determinable; and (4) collectability is reasonably assured.  The Company generates revenues from the sale of extended warranties on wireless and mobile hardware and systems.  Revenue related to extended warranty and service contracts is recorded as unearned revenue and is recognized over the life of the contract as the Company maintains financial risk throughout the term of these contracts and may be liable to refund a customer for amounts paid in certain circumstances. Our policy is to classify shipping and handling costs billed to customers and the related expenses as cost of sales.

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

The Company enters into revenue arrangements that contain multiple deliverables.  Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. While changes in the allocation of the arrangement consideration between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect the Company’s results of operations. When the Company enters into an arrangement that includes multiple elements, the allocation of value to each element is derived based on management’s best estimate of selling price when vendor specific objective evidence or third party evidence is unavailable.

Revenue from software licenses is recognized when all of the software revenue recognition criteria are met and, if applicable, when vendor specific objective evidence, or VSOE, exists to allocate the total license fee to each element of multiple-element software arrangements, including post-contract customer support. Post-contract support is recognized ratably over the support period. When a contract contains multiple elements wherein the only undelivered element is post-contract customer support and VSOE of the fair value of post-contract customer support does not exist, revenue from the entire arrangement is recognized ratably over the support period. Software royalty revenue is recognized in arrears on a quarterly basis, based upon reports received from licensees during the period, unless collectability is not reasonably assured, in which case revenue is recognized when payment is received from the licensee.

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

For the year ended December 31, 2012, the Company had sales to two customers which represented a total of 12.5% and 6.9%, of total revenues.  Accounts receivable from two customers at December 31, 2012, were approximately 14% and 10%.  For the year ended December 31, 2011, the Company had sales to two customers which represented a total of 26% of total revenues.  Accounts receivable from two customers at December 31, 2011, accounted for 14% and 10% of accounts receivable.  The loss of a significant customer could have a material adverse impact on the Company.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The Company has had the same four primary vendors in both periods presented.  For the year ended December 31, 2012, the Company had purchases from these four vendors that collectively represented 71% of total purchases and 67% of the total outstanding accounts payable at December 31, 2012.  For the year ended December 31, 2011, the Company had purchases from these four vendors that collectively represented 76% of total purchases and 74% of the total outstanding accounts payable at December 31, 2011.  The same single vendor represented 28% and 27% of the total purchases for the years ended December 31, 2012 and 2011, respectively.  Loss of this certain vendor could have a material adverse effect on our operations.

Fair Value of Financial Instruments - The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued expenses, line of credit and long term debt.  The carrying value of the short term financial instruments approximates their fair values at December 31, 2012 and 2011, due to their short-term maturities.  The carrying value of the Company’s long-term debt approximates its fair value, net of a discount related to a final payment to be made on the due date which is equal to two percent of the original loan amount.

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

Comprehensive Loss - Comprehensive loss consists of net loss and accumulated other comprehensive loss, which includes certain changes in equity that are excluded from net loss.  Comprehensive loss for the year ended December 31, 2012 is equal to the net loss of $3,866,000 plus other comprehensive income totaling $22,000 (relating to exchange translation adjustments arising from the consolidation of the Company’s Canadian Apex subsidiary) to arrive at comprehensive loss of $3,844,000.  Comprehensive loss for the year ended 2011 is equal to the net loss reported.

Income Taxes – The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) guidance, which requires deferred tax assets and liabilities, be recognized using enacted tax rates to measure the effect of temporary differences between book and tax bases on recorded assets and liabilities. FASB guidance also requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not some portion or all of the deferred tax assets will not be recognized.

The Company evaluates on an annual basis its ability to realize deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are forecasts of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

In accordance with FASB guidance on accounting for uncertainty in income taxes, the Company evaluates tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit. If the more likely than not threshold is not met in the period for which a tax position is taken, the Company may subsequently recognize the benefit of that tax position if the tax matter is effectively settled, the statute of limitations expires, or if the more likely than not threshold is met in a subsequent period.

Reclassifications -  Certain reclassifications have been made to prior years to conform to current period financial statement presentation with no effect on our previously reported consolidated financial position, results of operations, or cash flows.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

New Accounting Standards

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

In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements."  ASU 2012-04 contains amendments to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities.  Additionally, the amendments are intended to make the ASC easier to understand and the fair value measurement guidance easier to apply by eliminating inconsistencies and providing needed clarifications.  The amendments that do not have transition guidance were effective upon issuance.  The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.  The adoption of ASU 2012-04 will not have a material impact on our results of operations or our financial position.

In February 2013, the FASB issued ASU 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income."  ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  Early adoption is permitted. The adoption of ASU 2013-02 will not have a material impact on our results of operations or our financial position.

NOTE 3 – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The weighted-average basic and diluted shares for the years ended December 31, 2012 and 2011, exclude approximately 0.6 million and 0.7 million, respectively, of ESOP shares that have not been committed to be released.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

For periods presented in which there is a net loss, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive. Below is a reconciliation of the fully dilutive securities effect for the period with net income (in thousands except share and per share data):

	December 31,
	2012	2011

Net loss attributable to common shareholders	$(4,820)	$(5,654)

Weighted average common shares outstanding - basic and diluted	7,900,693	6,019,900

Loss per common share - basic and diluted	$(0.61)	$(0.94)

For the years ended December 31, 2012 and 2011, respectively, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

Potential dilutive securities consist of (in thousands):

	December 31,
	2012	2011

Convertible preferred stock - Series A	270	270
Convertible preferred stock - Series B	131	131
Convertible preferred stock - Series C	-	1,415
Convertible preferred stock - Series D	7,042	-
Warrants to purchase common stock	981	429
Options to purchase common stock	544	702

Total potentially dilutive securities	8,968	2,947

NOTE 4 – ACQUISITIONS

In pursuing our business strategies, we acquire and make investments in certain businesses that meet strategic and financial criteria.

Illume Mobile

On July 31, 2012 (“Illume Mobile Closing Date”), the Company consummated an asset purchase agreement (“Asset Purchase Agreement”) with MacroSolve, Inc. (the “Seller”) Pursuant to the Asset Purchase Agreement, the Company purchased the business (including substantially all the related assets) of the seller’s Illume Mobile division (“Illume Mobile”), based in Tulsa, Oklahoma. Founded in 1996, Illume Mobile is a mobile business solutions provider that serves mobile products and platforms. Illume Mobile’s initial core business is the development and integration of business applications for mobile environments.

In consideration for the business of Illume Mobile, the Company paid $1,000,000, of which $250,000 was paid in cash and $750,000 was paid in the form of 617,284 shares of the Company’s common stock. The number of shares issued was based on the volume weighted-average closing price of the Company’s common stock of $1.215 per share over the twenty trading days prior to the Illume Mobile Closing Date. The closing price of the Company’s common stock on the day of the Illume Mobile Closing was $1.13 per share. Accordingly, the Company has valued the shares issued in conjunction with the acquisition at $698,000.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Pursuant to the Asset Purchase Agreement, the Company may be required to make an additional payment (“Earn-Out Payment”) to the Seller of up to $500,000, based on the achievement of specified levels of net revenue during the twelve months ending July 31, 2013, of which 50% will be paid in cash, and 50% will be paid in shares of the common stock of the Company. The value of the shares will be based on the closing price of the Company’s common stock on the one year anniversary of the Illume Mobile Closing Date. The Earn-Out Payment will be paid within 30 days of the one year anniversary of the Closing Date. Closing costs and associated expenses totaled approximately $140,000. The Company paid Sigma Capital Advisors a fee of $45,000 for services provided in connection with the Asset Purchase Agreement. The transaction was accounted for using the purchase method of accounting and the operating results for Illume Mobile have been consolidated into the Company’s results of operations beginning on August 1, 2012.

The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The following table summarizes the fair value of the Illume Mobile assets acquired and liabilities assumed at July 31, 2012 (in thousands):

Assets acquired:
Accounts receivable	$16
Other current assets	15
Property and equipment	26
Intangible assets	630
Goodwill	444
Total assets	1,131

Liabilities assumed:
Accounts payable and other accrued liabilities	39
Unearned revenue	37
Total liabilities assumed	76
Net assets acquired	$1,055

Purchase consideration:
Cash paid at closing	$250
Shares issued at closing	698
Earn out consideration	107
Total purchase consideration	$1,055

Under the Asset Purchase Agreement, the Earn-Out Payment will be computed as follows:

(a)
If Net Revenue (as defined in the Purchase Agreement) attributable to Illume Mobile, during the one year period commencing on the Illume Mobile Closing Date is $1,500,000 or less, the Earn-Out Payment will be $0.

(b)	If Net Revenue (as defined in the Purchase Agreement) is greater than $1,500,000 but less than $2,000,000, the Earn-Out Payment will be $100,000.

(c)
If Net Revenue (as defined in the Purchase Agreement) is at least $2,000,000 but less than $3,000,000, the Earn-Out Payment will be equal to the sum of (i) $100,000 plus (ii) 40% of the excess of the Net Revenue amount over $2,000,000.

(d)	If Net Revenue (as defined in the Purchase Agreement) is $3,000,000 or more, the Earn-Out Payment will be $500,000.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The Earn-Out Payment amount was recorded as additional purchase price consideration and the fair value was estimated by using a probability weighting of achieving various future revenue results simulation model to calculate the present value of the earn-out and determine the probability of reaching the earn-out milestones.

The present value of the total earn-out amount was calculated using a discount rate of 21.0%. The discount rate was determined based on an estimated venture capital rate of return. The fair value of the Earn-Out Payment was calculated to be approximately $107,000 and is recorded as accrued earn-out consideration in the Company’s consolidated balance sheet as of December 31, 2012.

The fair value of the intangible assets acquired at July 31, 2012, and the estimated useful lives over which they are being amortized are (in thousands):

	Fair Value	Estimated Useful life

Software	$310	3.5 years
Customer relationships	100	3 years
Trade name	130	3 years
Covenant not to compete	90	2 years

	$630

The fair value of proprietary software and trade names was determined using a relief from royalty method based on the expected future revenue streams.  The fair value of customer relationships was determined using the estimated future cash flows attributable to existing customers.  The fair value of the covenant not to compete was calculated as the present value of the income expected to be generated as a result of the covenanters not competing with the business.

Amortization of proprietary software is calculated as the greater of the proportional revenue approach or the straight-line approach. Amortization of customer relationships and trade names are calculated on the discounted cash flow methodology to more properly reflect the greater useful life of the assets in the early years and the covenant not to compete is amortized on a straight-line basis.

The transaction resulted in a purchase price residual at the Illume Mobile Closing Date of approximately $444,000 for goodwill, representing the financial, strategic and operational value of the transaction to DecisionPoint. Goodwill is attributed to the premium that the Company was willing to pay to obtain the value of the Illume Mobile business and the synergies created with the integration of key components of a commercial infrastructure. The total amount of the goodwill acquired is deductible for tax purposes.

Apex Systems Integrators, Inc.

On June 4, 2012 (“Closing Date”), pursuant to a Stock Purchase Agreement (“Purchase Agreement”), the Company acquired all of the issued and outstanding shares of Apex Systems Integrators, Inc. (“Apex”), a corporation organized under the laws of the Province of Ontario, Canada. Apex is a provider of wireless mobile work force software solutions.

In consideration for the shares of Apex, the Company paid CDN$5,000,000 (US$4,801,000 at the Closing Date) (“Closing Amount”) in cash. The Company could pay up to an additional undiscounted amount of CDN$3,500,000 (US$3,361,000 at the Closing Date) in consideration for Apex achieving certain levels of adjusted earnings before interest, depreciation, taxes and amortization (“EBITDA”) in the period ended July 2013. Closing costs and associated expenses either previously paid, payable in cash or recorded as deferred financing costs after the Closing Date total approximately $2.2 million, which includes the issuance of 325,000 shares of the Company’s common stock (Note 11). The shares were valued at $341,000 based on the market price of $1.05 per share on the Closing Date. Of the total amount, approximately $190,000, was reflected as deferred financing costs and the remainder was reflected as a charge to selling, general and administrative expenses in the historical financial statements of the Company as follows: 1) fourth quarter ended December 31, 2011: $46,000; 2) first quarter ended March 31, 2012: $351,000: 3) second quarter ended June 30, 2012: $1,213,000; and 4) third quarter ended September 30, 2012: $380,000 The transaction was accounted for using the purchase method of accounting and the operating results for Apex have been consolidated into the Company’s results of operations beginning on June 5, 2012.  The Company funded the purchase of Apex through borrowings as further explained below.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The purchase price was allocated to the identifiable assets acquired and liabilities assumed based on their estimated fair values on the acquisition date. The following table summarizes the fair value of the Apex assets acquired and liabilities assumed at June 4, 2012 (in thousands):

Assets acquired:
Accounts receivable	$243
Due from related party	412
Other current assets	62
Property and equipment	30
Intangible assets	4,466
Goodwill	2,449
Total assets	7,662

Liabilities assumed:
Accounts payable and other accrued liabilities	194
Unearned revenue	297
Deferred tax liability	1,184
Total liabilities assumed	1,675
Net assets acquired	$5,987

Purchase consideration:
Cash paid at closing	$4,801
Accrued earn out consideration	1,186
Total purchase consideration	$5,987

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

Pursuant to the above, a working capital adjustment of approximately $412,000 was recorded at the Closing Date. In July of 2012, pursuant to the above arrangement, the Closing Working Capital was audited and resulted in an adjustment of $76,414 and a reduction to goodwill. The total due from the prior shareholder at December 31, 2012 is $201,000 and is reflected on the accompanying consolidated balance sheet as due from related party.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

In addition, if EBITDA (as uniquely defined in the agreement), of Apex for the twelve months ending July 31, 2013 (“2013 EBITDA”), is equal to or less than CDN$2,000,000 (US$1,920,000 at the Closing Date), then Apex shall pay an amount, to its former owners, equal to the product of the 2013 EBITDA multiplied by four less $4,801,000 (“2013 EBITDA Basic Earn-Out Amount”), up to a maximum of CDN$3,000,000 (US$2,881,000 at the Closing Date). An amount equal to 22.22% of the 2013 EBITDA Basic Earn-Out Amount shall be paid in cash and the balance shall be paid by Apex issuing a subordinated convertible note (the “Note”).

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

If the 2013 EBITDA is greater than CDN$2,000,000 (US$1,920,000 at the Closing Date), then Apex shall pay an amount, to its former owners, (the “2013 EBITDA Additional Earn-Out Amount”) by which the dollar-for-dollar 2013 EBITDA exceeds CDN$2,000,000 ($1,920,000 at the Closing Date), up to a maximum of CDN$500,000 (US$480,000 at the Closing Date). The 2013 EBITDA Additional Earn-Out shall be paid by the issuance of shares of the Company’s common stock. The number of shares to be issued shall be determined by the amount due divided by the 30 day average daily closing price of the shares of the Company’s common stock in the month of July 2013. The shares issued will be restricted but will have certain piggy back registration rights as set forth in the Purchase Agreement.

The obligations of Apex under the Purchase Agreement are guaranteed by the Company.

The 2013 EBITDA Basic Earn-Out Amount and 2013 EBITDA Additional Earn-Out Amount were recorded as additional purchase price consideration and the fair value was estimated by using a Monte Carlo simulation model to calculate the present value of the earn-out and determine the probability of reaching the earn-out milestones. The Company simulated the EBITDA in the earn-out periods by varying the following inputs:

•	Revenue – Earn-out period revenue was simulated based on management’s projected revenue and a standard deviation based on revenue variance shown throughout management’s 2012 - 2014 projections.
•
Cost of Goods Sold (“COGS”) Margin – Earn-out period COGS margin was simulated based on management’s projected margin and a standard deviation based on COGS margin variance shown throughout management’s 2012 - 2014 projections.

•
General and Administrative Expenses (“G&A”) – Earn-out period G&A expense was simulated based on management’s projected G&A expense and a standard deviation based on G&A expenses variance shown throughout management’s 2012 - 2014 projections.  Such G&A amounts are limited with respect to the calculation based on the terms of the agreement.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Once the EBITDA was simulated in the earn-out period, the Company then determined the amount of the 2013 EBITDA Basic Earn-Out and the 2013 EBITDA Additional Earn-Out that was achieved.

The present value of the total earn-out amount was calculated using a discount rate of 19.7%. The discount rate was determined based on: (i) a discount rate of 16.0% based on the cost of equity less 2.0 percent specific risk premium since the Earn-Out period is only for one year, plus (ii) a counterparty risk of 3.7% based on the after-tax estimated cost of debt. The fair value of the earn-out was calculated to be approximately CDN$1,076,000 (US$1,033,000 at the Closing Date). At December 31, 2012, the Company revised the analysis of earn-out consideration taking in to account actual results and projected results for the remainder of the earn-out period.  Based on that analysis, the Company has not adjusted the earn-out accrual totaling CDN$ 1,076,000 (US$1,079,000 at December 31, 2012).

As part of the Purchase Agreement, we are obligated to pay an additional bonus consideration to the CEO of Apex. Such bonus is considered additional contingent purchase consideration as we are obligated to pay the bonus regardless of whether or not his employment is retained. The fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Closing Date). At December 31, 2012, the Company revised the analysis of the bonus taking in to account actual results and projected results for the remainder of the bonus period. Based on that analysis, the Company has not adjusted the bonus accrual totaling CDN$160,000 (US$160,000 at December 31, 2012).

As part of the Purchase Agreement, from the Closing Date up until the expiry of the bonus period, the Company is obligated to escrow 25% of any Equity Capital raised in excess of $500,000.  The funds in the escrow are to be used to pay the 2013 EBITDA Basic Earn-Out and the 2013 EBITDA Additional Earn-Out and the additional bonus consideration.  In December 2012, the Company raised $7,042,000 as part of the Series D Purchase Agreement. The Apex Stock Purchase Agreement requires 25% of net offering proceeds, as defined, to be placed in an escrow account to satisfy the payment obligations of certain earn-out provisions. These funds have not been placed into escrow pending agreement between the Company and the sellers of Apex regarding the financial institution that will escrow the funds, the amount of funds that are to be placed in escrow and the escrow agreement itself.

The fair value at June 4, 2012, of the intangible assets acquired and the estimated useful lives over which they are being amortized are (in thousands):

	Fair Value	Estimated Useful life

Apex Ware Software	$2,483	3.5 years
Customer relationships	1,536	9 years
Trade name	432	7 years
Covenant not to compete	15	1 years

	$4,466

The fair value of proprietary software was derived under the cost approach based on the value of replacing the software with software with similar functionality.  Trade name fair value was determined using a relief from royalty method based on the expected future revenue streams.  The fair value of customer relationships was determined using the estimated future cash flows attributable to existing customers.  The fair value of the covenant not to compete was calculated as the present value of the income expected to be generated as a result of the covenanters not competing with the business.

Amortization of the APEXWare™ software is calculated as the greater of the proportional revenue approach or the straight-line approach. Amortization of customer relationships and trade names are calculated on the discounted cash flow methodology to more properly reflect the greater useful life of the assets in the early years and the covenant not to compete is amortized on a straight-line basis.

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

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

On June 4, 2012, Apex entered into a Credit Agreement (“RBC Credit Agreement”) with Royal Bank of Canada (“RBC”), pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000 (US$2,641,000 at the Closing date), including a revolving demand facility with an authorized limit of CDN$200,000 (US$192,000 at the Closing Date). In addition, Apex entered into a Loan Agreement (”BDC Loan Agreement”) with BDC Capital Inc. (“BDC”), a wholly-owned subsidiary of Business Development Bank of Canada, pursuant to which BDC made available to Apex a term credit facility (“BDC Credit Facility”) in the aggregate amount of CDN$1,700,000 (US$1,632,000 at the Closing Date). Further, the Company drew amounts under our line of credit with SVB to fund the remainder of the cash purchase price.  See Note 9 for further discussion of these agreements.

Pro Forma Financial Information (unaudited):

The following summarizes the Company’s unaudited consolidated results of operations for the years ended December 31, 2012 and 2011 as if the Apex and Illume Mobile acquisitions had occurred on January 1, 2011: (in thousands except per share data):

	December 31,
	2012	2011	2012	2011
	as reported		pro forma

Net sales	$71,501	$58,359	$73,703	$62,024
Net loss attributable to common shareholders	(4,820)	(5,654)	(6,887)	(8,441)

Net loss per share - basic and diluted	(0.61)	(0.94)	(0.87)	(1.21)

Included in the pro forma combined results of operations are the following adjustments for Apex: (i) amortization of intangible assets for the years ended December 31, 2012 and 2011 of $572,000 and $1,392,000, respectively, (ii) a net increase in interest expense for the years ended December 31, 2012 and 2011 of $291,000 and $708,000, respectively.

Included in the pro forma combined results of operations are the following adjustments for Illume Mobile: (i) amortization of intangible assets for the years ended December 31, 2012 and 2011 of $125,000 and $214,000, respectively. Net loss per share assumes the 325,000 shares issued in connection with the Apex acquisition and the 617,284 shares issued in connection with the Illume Mobile acquisition are outstanding for each period presented (see discussion at Note 4).

The historical financial information of Apex has been extracted for the periods required from the historical financial statements of Apex Systems Integrators, Inc. which were prepared in accordance with U.S. generally accepted accounting principles.  The historical financial information of Illume Mobile has been derived from using internally generated management reports for the periods required.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the Apex and Illume Mobile acquisitions been completed as of the beginning of the period presented, nor should it be taken as indicative of the Company’s future consolidated results of operations.

The combined amounts of Apex and Illume Mobile’s revenue and net loss since the respective acquisition dates included in the Company’s consolidated statement of operations for the year ended December 31, 2012 were $1.5 million and $1.8 million, respectively.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at (in thousands):

	December 31,
	2012	2011

Computer equipment	$238	$145
Office furniture and fixtures	113	84
Leasehold improvements	43	44
Total property and equipment	394	273

Less accumulated depreciation and amortization	(215)	(174)

Property and equipment, net	$179	$99

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2012 and 2011, totaled $67,000, and $45,000, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The Company allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess cost over the acquired fair value of the identified net assets acquired is recorded as goodwill.

Goodwill is tested annually during the fourth fiscal quarter and whenever events or circumstances indicate impairment may have occurred. If the carrying amount of goodwill exceeds its fair value, estimated based on discounted cash flow analyses, an impairment charge would be recorded. Based on the results of the annual impairment tests, no impairment of goodwill existed at December 31, 2012.

The changes in the carrying amount of goodwill for the years ended December 31, 2012 and 2011 are as follows (in thousands):

Balance as of January 1, 2011	$5,509
Adjustment to goodwill related to CMAC	29

Balance as of December 31, 2011	5,538
Acquisition of Apex in June	2,449
Adjustment to Apex goodwill	37
Tax adjustment to Apex goodwill	(9)
Acquisition of Illume in July	444
Impact of foreign currency translation	112

Balance as of December 31, 2012	$8,571

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

As of December 31, 2012 and 2011, respectively, the Company’s intangible assets and accumulated amortization consist of the following (in thousands):

	December 31,
	2012				2011
		Accumulated		WA		Accumulated		WA
	Gross	Amortization	Net	Life	Gross	Amortization	Net	Life

Customer relationships	$3,373	$(966)	$2,407	7.6	$1,670	$(279)	$1,391	8.0
Contractor and resume databases	675	(270)	405	3.0	675	(135)	540	4.0
Tradename	893	(193)	700	5.3	310	(64)	246	4.0
Internal use software	2,978	(545)	2,433	3.1	74	(37)	37	1.0
Covenant not to compete	105	(27)	78	1.5	-	-	-	-

	$8,024	$(2,001)	$6,023	5.1	$2,729	$(515)	$2,214	6.5

Amortization expense for intangible assets was $1,486,000 and $515,000 for the years ended December 31, 2012 and 2011, respectively.  The effect of foreign currency translation on the intangible assets for the years ended December 31, 2012 and 2011 was $199,000 and $0, respectively. Amortization is calculated over the estimated useful lives of the assets on a straight line basis for covenant not to compete, internal use software and contractor and resume databases, and on an accelerated basis for customer relationships and trade name.

Based on the current amount of intangibles subject to amortization, estimated amortization expense in the next five years and thereafter, is as follows (in thousands):

Year	Amount

2013	$1,934
2014	1,663
2015	1,420
2016	333
2017	255
Thereafter	418

Total	$6,023

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2012	2011

Salaries and benefits	$1,937	$1,633
Interest payable	139	58
Professional fees	33	80
Vendor purchases	92	301
Sales tax payable	293	230
Customer deposits	139	75
Other fees and expenses	262	128

Total accrued expenses and other current liabilities	$2,895	$2,505

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 8 – LINE OF CREDIT

The Company has a $10.0 million revolving line of credit with Silicon Valley Bank (“SVB”) which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement (“SVB Loan Agreement”). Under the SVB Loan Agreement as amended, SVB has also provided the Company with a term loan as discussed at Note 9. The SVB Loan Agreement is secured by substantially all the assets of the Company and was scheduled to mature in February 2013. As of December 31, 2012 and 2011, the outstanding balance on the line of credit is approximately $3.3 million and $4.0 million and the interest rate is 7.5%. The Amended SVB Loan Agreement includes various customary covenants, limitations and events of default. Financial covenants, among others, include liquidity and fixed charge coverage ratios, minimum tangible net worth requirements and limitations on indebtedness.  As of December 31, 2012, the Company was in compliance with these covenants.

Availability under the line of credit was approximately $5.0 million as of December 31, 2012. As discussed in Note 9, on February 27, 2013 the Company obtained an additional term loan of $1.0 million, which reduces the maximum availability under the line of credit by 50% of the amount outstanding under the term loan. The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the Loan Agreement. No letters of credit were outstanding as of December 31, 2012 or December 31, 2011.

On February 27, 2013, the SVB Loan Agreement was amended to provide for 1) an extension of the termination date of the line of credit to February 28, 2015, 2) the modification of the line of credit borrowing base, advance rate and financial covenants, 3) the inclusion of an additional $1.0 million term loan (See further discussion at Note 9), 4) a modification of the rate of interest of the line of credit to 3.75% above the bank’s prime rate and 5) other various terms and provisions.

Under the RBC Credit Agreement, the revolving demand facility allows for borrowings up to CDN$200,000 (US$ 192,000 at the Closing Date) based upon eligible accounts receivable. Interest is based on the Royal Bank Prime (“RBP”) plus 1.5% and is payable on demand.  As of December 31, 2012, the outstanding balance on the line of credit was $168,000 and the interest rate is 4.5%. The RBC Credit Agreement is secured by the assets of Apex. The revolving demand facility has certain financial covenants and other non-financial covenants. As of December 31, 2012, Apex was not in compliance with the Fixed Charge Coverage ratio covenant as defined in the RBC Credit Agreement.  In March 2013, the Company received a waiver for non-compliance of this covenant through March 31, 2013 and has received communication that the bank will work with the Company to reset this specific covenant commencing with the quarter ending June 30, 2013, however there are no assurances that this will occur.

For the years ended December 31, 2012 and 2011, the Company’s interest expense, including fees paid to secure lines of credit, totaled approximately $375,000 and $357,000, respectively.

RBC and SVB entered into a subordination agreement, pursuant to which RBC agreed to subordinate any security interest in assets of the Company granted in connection with the RBC Credit Agreement to SVB’s security interest in assets of the Company.

Under the RBC Credit Agreement, the lender provided Apex with a term loan as discussed at Note 9.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 9 – LONG TERM DEBT

Long term debt as of December 31, 2012 and 2011, consists of the following (in thousands):

				Amortization	Effect of
	Balance			of Note	Currency	Conversion	Balance
	January 1, 2012	Additions	Payments	Discount	Translation	to Equity	December 31, 2012

RBC term loan	$-	$2,401	$(419)	$-	$108	$-	$2,090
note discount	-	(58)	-	20	-	-	(38)
BDC term loan	-	1,632	-	-	73	-	1,705
note discount	-	(34)	-	3	-	-	(31)
SVB term loan	2,000	-	(1,000)	-	-	-	1,000
note discount	(30)	-	-	26	-	-	(4)

Total debt	$1,970	$3,941	$(1,419)	$49	$181	$-	4,722

less current portion							(1,800)

Debt, net of current portion							$2,922

				Amortization
	Balance			of Note	Currency	Conversion	Balance
	January 1, 2011	Additions	Payments	Discount	Translation	to Equity	December 31, 2011

Senior subordinated secured note	$-	$4,000	$-	$-	$-	$(4,000)	$-

BDC term loan	-	-	-	-	-	-	-

SVB term loan	3,000	-	(1,000)	-	-	-	2,000
note discount	(60)	-	-	30	-	-	(30)

Total debt	$2,940	$4,000	$(1,000)	$30	$-	$(4,000)	1,970

less current portion							(1,000)

Debt, net of current portion							$970

The Company’s debt is recorded at par value adjusted for any unamortized discounts.  Discounts and costs directly related to the issuance of debt are capitalized and amortized over the life of the debt using the effective interest rate method and is recorded in interest expense in the accompanying consolidated statements of operations.  Unamortized deferred financing costs of approximately $107,000 and $90,000 are included in other assets in the accompanying consolidated balance sheets as of December 31, 2012 and December 31, 2011, respectively.

As of December 31, 2012, maturities of long-term obligations for the next five fiscal years are as follows (in thousands):

Year	Amount

2013	$1,800
2014	815
2015	407
2016	1,700

Total	$4,722

RBC Term Loan -- On June 4, 2012, Apex entered into the RBC Credit Agreement with RBC described in Notes 4 and 8, pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000, including a term facility (“RBC Term Loan”) in the amount of CDN $2,500,000 (US$2,401,000 at the Closing Date). The RBC Term Loan accrues interest at RBP plus 4% (7% at December 31, 2012). Principal and interest is payable over a three year period at a fixed principal amount of CDN $70,000 a month beginning in July 2012 and continuing through June 2015. Apex paid approximately $120,000 in financing costs, which has been recorded as deferred financing costs or note discount in the accompanying consolidated balance sheet as of December 31, 2012, and is being amortized to interest expense over the term of the loan.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

In addition, the RBC Term Loan calls for mandatory repayments based on 20% of Apex’s free cash flow as defined in the RBC Credit Agreement, before discretionary bonuses based on the annual year end audited financial statements of Apex, beginning with the fiscal year ended December 31, 2012, and payable within 30 days of the delivery of the annual audited financial statements, and continuing every six months through December 31, 2014. This amount is estimated to be $0 at December 31, 2012.

The RBC Term Loan has certain financial covenants and other non-financial covenants. As of December 31, 2012, Apex was not in compliance with the Fixed Charge Coverage ratio covenant as defined in the Term Loan.  In March 2013, the Company received a waiver for non-compliance of this covenant  through March 31, 2013 and has received communication that the bank will work with the Company to reset this specific covenant commencing with the quarter ending June 30, 2013, however there are no assurances that this will occur.

BDC Term Loan -- On June 4, 2012, Apex also entered into the BDC Loan Agreement as described in Note 4, pursuant to which BDC made available to Apex a term credit facility (“BDC Term Loan”) in the aggregate amount of CDN $1,700,000 (USD $1,632,000 at the Closing Date). The BDC Term Loan accrues interest at the rate of 12% per annum, and matures on June 23, 2016, with an available one year extension for a fee of 2%, payable at the time of extension. In addition to the interest payable, consecutive quarterly payments of CDN$20,000 as additional interest are due beginning on June 23, 2012, and subject to compliance with bank covenants, Apex will make a mandatory annual principal payment in the form of a cash flow sweep which will be equal to 50% of the Excess Available Funds (as defined by the BDC Loan Agreement) before discretionary bonuses based on the annual year end audited financial statements of Apex. The maximum annual cash flow sweep in any year will be CDN$425,000. As of December 31, 2012, the Company estimates that the cash sweep will be approximately $0. Such payments will be applied to reduce the outstanding principal payment due on the maturity date. In the event that Apex’s annual audited financial statements are not received within 120 days of its fiscal year end, the full CDN$425,000 becomes due and payable on the next payment date. Apex paid approximately $70,000 in financing costs which has been recorded as deferred financing costs in the accompanying consolidated balance sheet as of December 31, 2012, and is being amortized to interest expense over the term of the loan.

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

In connection with the BDC Loan Agreement, the RBC Credit Agreement, and the Purchase Agreement, on June 4, 2012, the Company entered into a consent and waiver agreement (“Consent and Waiver”) with Sigma Opportunity Fund II, LLC (“Sigma Opportunity Fund”), Sigma Capital Advisors (“Sigma Advisors”), and Donald W. Rowley (the Company’s former Chief Financial Officer) (Note 11). On October 3, 2012, the parties entered into an amended consent and waiver agreement (“Amended Consent and Waiver Agreement”).

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The BDC Loan Agreement contains certain financial and non-financial covenants.  As of December 31, 2012, Apex was not in compliance with their financial covenants.  In March 2013, the Company received a waiver for non-compliance of their financial covenants through March 31, 2013 and has received communication that the bank will work with the Company to reset this specific covenant commencing with the quarter ending June 30, 2013, however there are no assurances that this will occur.

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

The Amended SVB Loan Agreement includes various customary covenants, limitations and events of default. Financial covenants, among others, include liquidity and fixed charge coverage ratios, minimum tangible net worth requirements and limitations on indebtedness. As of December 31, 2012, the Company was in compliance with all of its covenants.

On September 27, 2011, pursuant to a Limited Waiver and Amendment to Loan and Security Agreement, the Loan Agreement was amended and certain covenants were replaced or modified resulting in the Company being in full compliance at September 30, 2011. In addition, the maturity date was extended to the earlier of the maturity of the line of credit (see Note 8) or December 1, 2013, the original maturity of the SVB Term Loan and the principal is due in equal installments with no balloon payment.

On February 27, 2013, the Company amended the Loan and Security Agreement which provided an additional term loan of $1,000,000. The new term loan is due in 36 monthly installments of principal plus accrued interest beginning on April 1, 2013. The additional term loan accrues interest at 7.5% per annum.

For the years ended December 31, 2012 and 2011, the Company’s interest expense on the term debt, including amortization of deferred financing costs, was approximately $509,000 and $524,000, respectively.

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

On June 30, 2011, the Company entered into an Exchange Agreement (the “Exchange Agreement”) with the Note holder pursuant to which the Company issued 1,286,667 shares of its Series C Cumulative Convertible Preferred Stock (“Series C Preferred”) with a fair value of $3.73 per share, or $4,799,000, in exchange for the surrender and cancellation of the Note and payment of accrued interest of $117,000.  In connection with the Exchange Agreement, the Company also issued 505,000 shares of common stock on June 30, 2011, with a closing market price of $2.30 per share, or $1,161,000, for no additional consideration.  In addition, the Note holder received protective anti-dilution rights which entitles it to receive additional shares if at any time the Company is required, pursuant solely to the Merger Agreement as described Note 1, to issue additional shares of common stock to its shareholders as is necessary for the Note holder to maintain the same beneficial ownership percentage, on a fully diluted basis, as they had before any such additional shares were issued.  On September 30, 2011, pursuant to these protective anti-dilution rights, the Company issued 105,700 shares with a value of $243,000.  The shares were valued at $2.30 per share, the closing price of the Company’s common stock on June 30, 2011.  The expense related to the issuance of the shares was recorded as a loss on debt extinguishment in the accompanying consolidated statements of operations for the year ended December 31, 2011.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Pursuant to the Exchange Agreement, the Company had a contingent obligation to issue up to a maximum of 500,000 shares of its common stock to the Note holder.  The contingency was dependent upon the receipt by the Company of payments on the note receivable and other receivable acquired pursuant to the Merger with Comamtech.  The Exchange Agreement defines certain thresholds for the amounts of these payments, the receipt of which would lower the number of common shares to be contingently issued on an incremental basis.  Based upon the probability that the threshold amount expected to be received would result in no additional shares being issued, the fair value per share was estimated to be $0.

In conjunction with the Exchange Agreement, the Company also entered into an agreement between the Company, the Note holder, and the Company’s former Chief Financial Officer, (“CFO”).  Pursuant to this agreement, the Company issued 128,667 shares of Series C Preferred and 49,000 shares of common stock to the former CFO as settlement of $400,000 of accrued expenses and $12,000 of accrued interest owed to the former CFO.  In addition, the former CFO was issued shares of common stock in an amount equal to an aggregate of ten percent (10%) of any additional shares of common stock issued to the Note holder as described above.  The Company expensed $24,000 for the issuance of an additional 10,400 common shares to the former CFO.  The shares were valued at $2.30 per share, the closing price of the Company’s common stock on June 30, 2011.  The expense related to the issuance of the shares was recorded as a loss on debt extinguishment in the accompanying consolidated statements of operations for the year ended December 31, 2011.  In conjunction with Exchange Agreement the interest rate on the balance of the payable to the former CFO was reduced to 12% per annum until such time as the annual dividend rate on the Series C Preferred was increased,  as defined.  The Series C Preferred was redeemed by the Company in December 2012.

The Exchange Agreement was accounted for as a debt extinguishment as the exchange was effected by issuance of common and preferred stock that did not represent the exercise of a conversion right contained in the terms of the debt at issuance.  The Company determined that the loss on exchange of debt was substantial by comparing the carrying value of the debt extinguished to the fair value of the consideration tendered, and recorded $2,665,000 as a loss on debt extinguishment.

The loss was the result of the difference between the fair value of the consideration given and the carrying value of the senior subordinated secured note extinguished, as follows (in thousands):

Fair value of consideration tendered in extinguishment
Series C Preferred	$5,279
Common stock	1,332
Expense related to issuance of anti-dilution shares	267
Expenses related to senior subordinated secured note	396
7,274
Carrying value of debt extinguished
Senior subordinated secured note and related accrued interest	4,117
Related party accounts payable and accrued interest	412
Advisory services payable related to senior subordinated secured note	80
4,609

Total loss on extinguishment of debt	$2,665

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 10 - INCOME TAXES

The provision for income taxes for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	December 31,
	2012	2011
Current income tax expense (benefit):
Federal	$-	$-
State	63	18
Foreign	68	-
	131	18
Deferred income tax expense (benefit):
Federal	16	(294)
State	6	12
Foreign	(278)	-
	(256)	(282)

Valuation allowance	-	364

Total income tax expense (benefit)	$(125)	$100

The Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011

Allowance for doubtful accounts	$98	$86
Inventory reserve and uniform capitalization	44	76
Accrued expenses and other liabilities	365	170
Unearned revenue	226	992
Valuation allowance	(685)	(1,324)
Deferred tax assets - current	48	-

Other assets	42	4
Property and equipment	5	7
Intangibles	405	178
Net operating loss carryforward	2,009	1,671
Valuation allowance	(2,459)	(1,860)
Deferred tax assets - long term	2	-

Total net deferred tax asset	$50	$-

Long term debt	(18)	-
Intangibles	(1,022)	-
Goodwill	(40)	(18)

Total net deferred tax liability	$(1,080)	$(18)

Total	$(1,030)	$(18)

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

A reconciliation of the United States statutory income tax rate to the effective income tax rate for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	December 31, 2012		December 31, 2011
	Amount	Rate (%)	Amount	Rate (%)
Tax at the Federal statutory rate	$(1,357)	34.0	$(1,723)	34.0
State taxes	(130)	3.3	18	(0.4)
Permanent differences	752	(18.9)	1,426	(28.2)
Valuation allowance	147	(3.7)	364	(7.2)
True up items	288	(7.2)	-	-
Miscellaneous	22	(0.6)	15	(0.2)
Stock transaction	57	(1.4)	-	-
Foreign rate	96	(2.4)	-	-
Effective tax rate	$(125)	3.1	$100	(2.0)

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

The Company has net operating loss carryforwards available in certain jurisdictions to reduce future taxable income.  Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not.  This determination is based on the expectation that related operations will be sufficiently profitable or various tax business and other planning strategies will enable the Company to utilize the net operating loss carryforwards.  The Company’s evaluation of the realizability of deferred tax assets considers both positive and negative evidence.  The weight given to potential effects of positive and negative evidence is based on the extent to which it can be objectively verified.  For the years ended December 31, 2012 and 2011, the Company recorded a valuation allowance related to the US federal and state temporary items as it was determined it is more likely than not that the Company will not be able to fully use the assets to reduce future tax liabilities. For the years ended December 31, 2012 and 2011, the Company recorded no allowance related to foreign temporary items as it was determined it is more likely than not that the Company will be able to fully use the assets to reduce future tax liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2011	$-
Additions based on tax positions related to the current year	170
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-

Balance as of December 31, 2012	$170

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the fiscal years December 31, 2012, the Company recognized approximately $170,000 in liabilities related to tax positions taken by Apex, a foreign subsidiary acquired in 2012.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

As of December 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $5.9 million and $5.2 million, respectively. These loss carryforwards will expire in varying amounts through 2032. Section 382 of the U.S. Internal Revenue Code, as amended, or (“the Code”), generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have determined that we have experienced multiple ownership changes under Section 382 of the Code. As of December 31, 2012, we estimated that approximately $5.1 million of U.S. federal net operating losses and $4.7 million of state net operating losses may be utilized in the future based on limitations that we have calculated under Section 382 of the Code.

The Company continues to remain subject to examination by U.S. federal authority for the years 2009 through 2012 and for various state authorities for the years 2009 through 2012, with few exceptions.

The Company is subject to U.S. federal and Canadian income tax as well as income taxes in various state jurisdictions.

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue two classes of stock designated as common stock and preferred stock.  As of December 31, 2012, the Company is authorized to issue 110,000,000 total shares of stock.  Of that amount, 100,000,000 shares are common stock, each having a par value of $0.001.  The remaining 10,000,000 shares are preferred stock, each having a par value of $0.001, of which 500,000 shares are designated as Series A Preferred Stock, of which 269,608 are issued and outstanding, 500,000 shares are designated as Series B Preferred Stock, of which 131,347 are issued and outstanding, 5,000,000 shares are designated as Series C Preferred Stock, of which 0 shares are issued and outstanding and, 4,000,000 shares are designated as Series D Preferred Stock, of which 704,200 shares are issued and outstanding.

(a) Cumulative Convertible Preferred Stock

A summary of preferred stock outstanding as of December 31, 2012 is as follows (in thousands, except share data):

Description

Series A Preferred, $0.001 par value per share, 500,000 shares designated,
269,608 shares issued and outstanding, liquidation preference of $975
plus cumulative dividends of $285	$1,260
Series B Preferred, $0.001 par value per share, 500,000 shares designated,
131,347 shares issued and outstanding, liquidation preference of $380
plus cumulative dividends of $62	442
Series D Preferred, $0.001 par value per share, 4,000,000 shares designated,
704,200 shares issued and outstanding, liquidation preference of $7,042
(net of $1,374 in issuance costs) plus cumulative dividends of $14	5,668

Total convertible preferred stock	$7,370

Series A Preferred Stock and Series B Preferred Stock

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

The holders of the Series A and Series B Preferred Stock have no voting rights except on matters affecting their rights or preferences. Subject to the rights of the Series D Preferred Stock, upon any liquidation, dissolution or winding-up of the Company, the holders of the Series A (subject to the rights of the Series B Preferred) and Series B Preferred Stock shall be entitled to receive an amount equal to the stated value per share of $4.00 and $3.20, respectively, plus any accrued and unpaid dividends before any payments shall be made to the holders of any common stock or hereinafter issued preferred stock. The Series A Preferred Stock has preference over the Series B Preferred Stock in liquidation.

Each share of Series A Preferred Stock is convertible, at the option of the holder, at a conversion price of $4.00 per share. Each share of Series B Preferred Stock is convertible, at the option of the holder, at a conversion price of $3.20 per share.

Series C Preferred Stock

On December 20, 2012, all issued and outstanding shares of Series C Preferred Stock were redeemed using the proceeds generated from the sale of the Series D Preferred Stock.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Series D Preferred Stock

In connection with the Series D Closing, on December 20, 2012, we filed a Certificate of Designation of Series D Preferred Shares (the “Series D Certificate of Designation”) with the Secretary of State of Delaware. Pursuant to the Series D Certificate of Designation, we designated 4,000,000 shares of our preferred stock as Series D Preferred Stock. The Series D Preferred Stock has a Stated Value of $10.00 per share, votes on an as-converted basis with the common stock, and is convertible, at the option of the holder, into such number of shares of our common stock equal to the number of shares of Series D Preferred Stock to be converted, multiplied by the Stated Value, divided by the Conversion Price in effect at the time of the conversion. The initial Conversion Price is $1.00, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions. The Series D Preferred Stock entitles the holder to cumulative dividends, payable quarterly, at an annual rate of (i) 8% of the Stated Value during the three year period commencing on the date of issue, and (ii) 12% of the Stated Value commencing three years after the date of issue. We may, at our option, pay dividends in PIK Shares, in which event the applicable dividend rate will be 12% and the number of such PIK Shares issuable will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of the Company’s common stock for the five prior consecutive trading days.

Upon any liquidation, dissolution or winding-up of our Company, holders of Series D Preferred Stock will be entitled to receive, for each share of Series D Preferred Stock, an amount equal to the Stated Value of $10.00 per share plus any accrued but unpaid dividends thereon before any distribution or payment may be made to the holders of any common stock, Series A Preferred Stock, Series B Preferred Stock, or subsequently issued preferred stock.

In addition, commencing on the trading day on which the closing price of the common stock is greater than $2.00 for thirty consecutive trading days with a minimum average daily trading volume of at least 5,000 shares for such period, and at any time thereafter, the Company may, in its sole discretion, effect the conversion of all of the outstanding shares of Series D Preferred Stock to common stock (subject to the condition that, all of the shares issuable upon such conversion may be re-sold without limitation under an effective registration statement or pursuant to Rule 144 under the Securities Act).

The Series D Preferred Stock also contains registration rights which compel the Company to file a registration statement with the SEC within 60 days of the final closing date (December 31, 2012), and requires the registration statement to become effective within 90 days thereafter. The initial registration statement was filed on February 12, 2013. If the registration statement is not declared effective by May 12, 2013, a partial liquidated damage equal to 0.1% of the purchase price paid by each investor shall be payable on each monthly anniversary until the registration statement becomes effective.  In no event shall the partial liquidated damage exceed 0.6% of the purchase price paid by each investor.

Pursuant to the Series D Certificate of Designation, commencing two years from the termination or expiration of the offering of the Series D Preferred Stock (which termination occured on December 31, 2012), and at any time thereafter, the Company in its sole discretion may redeem all of the outstanding shares of Series D Preferred Stock at a purchase price of $10.00 per share plus any accrued but unpaid dividends.

Issuance Activity

In December 2012, the Company issued 704,200 shares of Series D Preferred for cash consideration totaling $7,042,000.  In conjunction with the issuance, the Company incurred issuance costs totaling $1,374,000, consisting of placement fees of $879,000, legal and other expenses of $141,000, and 704,200 warrants to purchase shares of common stock with an exercise price of $1.10 per share provided to the placement agent with an estimated fair value of $354,000 determined using the Black Scholes option valuation pricing model.  The fair value calculation was prepared using the following assumptions: Stock price: $0.80; expected term: 2.5 years; risk free rate of interest of 0.125%; volatility of 126%; and dividend yield of $0.

On June 30, 2011, in conjunction with the Exchange Agreement described in Note 9, the Company issued 1,286,667 shares of Series C Preferred in exchange for the surrender and cancellation of a Senior Subordinated Secured Note in the amount of $4,000,000 and related accrued interest of $117,000.  In addition, the Company issued 128,667 shares of Series C Preferred as payment of $400,000 of accounts payable plus related accrued interest of $12,000 to its former CFO.

(b) Common Stock

For the year ended December 31, 2012

On June 4, 2012, the Company issued 325,000 shares of its common stock as consideration for acquisition related expenses in conjunction with the Apex transaction. The shares were valued at $341,000 and were recorded as part of selling, general and administrative expenses in the consolidated statement of operations and comprehensive loss as of December 31, 2012. (Note 4)

On July 31, 2012, pursuant to the Asset Purchase Agreement with MacroSolve, the Company issued 617,284 shares of its common stock to purchase the business of Illume Mobile, a division of MacroSolve. The shares were valued at $698,000 and were recorded as part of the purchase price. (Note 4)

On November 15, 2012, the Company entered into an agreement (the “Sigma Agreement”) with Sigma Opportunity Fund II, LLC (“Sigma Opportunity Fund”) and Sigma Capital Advisors, LLC (“Sigma Advisors”).  Pursuant to the Sigma Agreement, the Company issued to the holders of the Series C Preferred Stock an aggregate of 175,364 shares of common stock as an antidilution adjustment.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

For the year ended December 31, 2011

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

On June 30, 2011, pursuant to the Exchange Agreement described in Note 9, the Company issued 505,000 and 49,000 shares to the Note holder and the former CFO, respectively.  The shares were valued at $1,162,000 and $113,000, respectively, and are included in the loss on debt extinguishment in the accompanying consolidated statement of operations for the year ended December 31, 2011.

On September 30, 2011, the Company issued 116,100 shares of common stock with a value of $267,000 in connection with the Exchange Agreement as described in Note 9.  In addition, on September 30, 2011, the Company issued 26,906 shares of common stock with a value of $58,000 to Robert Chaiken, a Director of the Company, in exchange for services rendered in connection with the negotiation of the Transfer Agreement with Empresario.

In conjunction with and as a condition of the Purchase Agreement described in Note 9, the Company issued 25,000 common shares as settlement of the $80,000 to be paid in cash as an advisory fee.  The shares were valued at $2.30 per share, or $58,000, and the difference of $23,000 was recorded as an offset to the loss on debt extinguishment in the accompanying consolidated statement of operations for the year ended December 31, 2011.

In conjunction with the Merger, as discussed in Note 1 the Company issued 153,883 shares of common stock valued at $354,000 as a finders’ fee.  On November 8, 2011, the Company and the finder entered into agreement pursuant to which the finder returned all of the aforementioned shares of the Company’s stock in exchange for $250,000 in cash.  The value of the shares on the date of the agreement was $1.33 and as such, $205,000, has been recorded as treasury stock for accounting purposes.  The remaining $45,000 has been reflected as a charge in selling, general and administrative expense in the accompanying statement of operations for the year ended December 31, 2011.

(c) Warrants

The following table summarizes information about the Company’s outstanding common stock warrants as of December 31, 2012:

				Total		Weighted
				Warrants	Total	Average
	Date		Strike	Outstanding	Exercise	Exercise
	Issued	Expiration	Price	and Exercisable	Price	Price

Senior Subordinated Notes	Dec-09	Dec-14	$3.62	138,260	$500,000
Senior Subordinated Notes	Dec-09	Dec-14	4.34	138,260	600,000
Placement Agent Preferred Stock - Class D	Dec-12	Dec-17	1.10	704,200	774,620

				980,720	$1,874,620	$1.91

NOTE 12 - ESOP PLAN

In December 2003, the Company formed an Employee Stock Ownership Plan (the “ESOP”) and loaned the ESOP $1,950,000 (the “ESOP Note”) that the ESOP Trust (“Trust”) used to acquire 1,128,558 shares of the of the Company’s stock from its former stockholder for $1,300,000 and 564,195 shares from the Company for $650,000.  The ESOP Note bears interest at a rate of 5.25% with annual principal and interest payments and has a 15-year term.  The amount owed to the Company under the Note as of December 31, 2012 and 2011, was $767,000 and $899,000, respectively.  The ESOP Note is reflected in the accompanying consolidated balance sheet as unearned ESOP shares in stockholders’ equity.

The ESOP covers all non-union employees.  Employees are eligible to participate in the Plan after three months of service.  Plan participants start vesting after two years of participation and are fully vested after six years of participation.  ESOP contributions are determined annually by the Board of Directors, and are a minimum $130,000 per year, to repay the ESOP Note held by the Company.  The Company’s contribution expense for the year ended December 31, 2012, was $178,000 representing $131,000 for the ESOP principal payment and $47,000 for the ESOP interest.  The Company’s contribution expense for the year ended December 31, 2011 was $178,000 representing $125,000 for the ESOP principal payment and $54,000 for the ESOP interest.  The ESOP Note is secured by the unallocated Company stock held by the Trust.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

ESOP shares are allocated to individual employee accounts as the loan obligation of the ESOP to the Company is reduced.  As of December 31, 2012, the ESOP held 553,420 shares of unallocated Company stock and 1,128,303 shares of allocated Company stock.  As of December 31, 2011, the ESOP held 664,104 shares of unallocated Company stock and 1,028,615 shares of allocated Company stock.  Compensation costs relating to shares released are based on the fair value of shares at the time they are committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  Dividends received on ESOP shares are allocated based on shares held for the benefit of each participant and used to purchase additional shares of stock for each participant.  The Company has not received any dividends since the inception of the plan.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for 2012 and 2011 was approximately $173,000 and $236,000, respectively.  For 2012 and 2011, the fair value of the shares was $1.15 and $2.20 per share, based on the average of the daily market closing share price.

ESOP distributions will be made in shares of Company stock, cash or a combination of Company stock and cash at the discretion of the Company. In 2012, 11,030 shares were distributed to a former employee.

ESOP shares as of December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Allocated shares	1,017,619	917,965
Shares committed for allocation	110,684	110,684
Unallocated shares	553,420	664,104
Total ESOP shares	1,681,723	1,692,753

The fair value of the unallocated shares at December 31, 2012 and 2011 was approximately $443,000  and $498, 000, based on the closing share price of the Company’s common stock of $0.80 and $0.75, respectively.

NOTE 13 - STOCK OPTION PLAN

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

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

A summary of the status of the Plans as of December 31, 2012, and information with respect to the changes in options outstanding is as follows:

			Weighted -
	Options		Average	Aggregate
	Available	Options	Exercise	Intrinsic
	for Grant	Outstanding	Price	Value

January 1, 2012	298,037	701,963	$2.01
Granted	-	-	-
Exercised	-	-	-
Forfeited	157,458	(157,458)	2.70
December 31, 2012	455,495	544,505	$1.82	$-

Exercisable options at December 31, 2012		415,921	$1.72	$-

The following table summarizes information about stock options outstanding as of December 31, 2012:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$1.33 - 2.03	365,620	2.33	$1.65	355,461	2.28	$1.50
$2.06 - 4.34	178,885	8.35	2.16	60,460	8.26	1.37

Total	544,505	4.31	$1.82	415,921	3.15	$1.72

No awards were exercised during the years ended December 31, 2012 and 2011, respectively.  The total fair value of awards vested for the years ended December 31, 2012 and 2011 was $76,000 and $33,000, respectively.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period.  The fair value of options granted to employees during the year ended December 31, 2011, was $287,000 (no options were granted during the year ended December 31, 2012).  The fair values were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

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

Employee stock-based compensation costs for the years ended December 31, 2012 and 2011, was $57,000 and $71,000, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.  As of December 31, 2012, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was $140,000 which is expected to be recognized over a weighted-average vesting period of 3.42 years.

The weighted-average fair value on the grant date of options granted to employees during the year ended December 31, 2011 was $2.17.  The Company did not grant any stock options during 2012.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its facilities and certain equipment under various operating leases which expire at various dates through fiscal 2018 and require us to pay a portion of the related operating expenses such as maintenance, property taxes, and insurance. Certain facilities contain renewal options for varying periods. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Certain facilities leases have free or escalating rent payment provisions. Rent expense under such leases is recognized on a straight-line basis over the lease term.

The corporate headquarters and sales operations, including sales administration, software development, depot operation and the financial management were located in Foothill Ranch, California where the Company leased 7,500 square feet of office space which expired in July 2012. In May 2012, the Company entered into a new office lease agreement for 10,325 square feet beginning in July 2012, the lease expires in July 2017. The property is located in Irvine, California. The current monthly rental expense is approximately $12,000.

In addition, the Company has a lease for 4,100 square feet in Shelton, Connecticut for its East coast sales and operations which expires in April 2015.  The current monthly rental expense is approximately $6,100.  In September 2012, the Company notified the landlord of its early termination of the lease as of April 2013. The Company also leases 6,800 square feet in Edison, New Jersey under a lease which expires in December 2014. The current monthly rental expense is approximately $4,200.  The Company has a sales and administrative office located in Alpharetta, Georgia where it leases 5,100 square feet for general office purposes under a lease which expires in April 2015. In addition, the Company has a lease for 4,800 square feet in Alpharetta, Georgia for its technology lab center which expired in April 2012. During April, the lease was extended for an additional 3 years until April 2015, under the same terms and conditions. The current monthly rental expense for the sales and administrative office and the technology lab is approximately $12,000.

Effective upon the Closing Date of the purchase of Apex in June 2012, the Company assumed Apex’s lease of 7,800 square feet in Burlington, Ontario, Canada, which expires in March 2016. The current monthly rental expense is approximately CDN$10,000 per month.

Effective upon the Illume Mobile Closing Date, the Company assumed the Illume Mobile lease of 10,000 square feet in Tulsa, Oklahoma which expires in September 2013, with the same terms and conditions as the underlying lease. The current monthly rental expense is approximately $12,000.

The Company believes that our properties are in good condition, adequately maintained and suitable for the conduct of our business. Certain of our lease agreements provide options to extend the lease for additional specified periods.

Rent expense for the years ended December 31, 2012 and 2011, was $549,000 and $378,000, respectively.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

The aggregate remaining future minimum payments under these leases expiring after December 31, 2012, are as follows (in thousands):

Years ending December 31:	Amount

2013	$618
2014	506
2015	439
2016	322
2017	222
Thereafter	76

$2,183

Escrow Obligation - As part of the Apex Purchase Agreement, from the Closing Date up until the expiry of the bonus period, the Company is obligated to escrow 25% of any Equity Capital raised in excess of $500,000.  The funds in the escrow are to be used to pay the 2013 EBITDA Basic Earn-Out and the 2013 EBITDA Additional Earn-Out and the additional bonus consideration.  In December 2012, the Company raised $7,042,000 as part of the Series D Purchase Agreement.   These funds have not been placed into escrow pending agreement between the Company and the sellers of Apex regarding the financial institution that will escrow the funds, the amount of funds that are to be placed in escrow and the escrow agreement itself.

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

Under the Company’s bylaws, directors and officers have certain rights to indemnification by the Company against certain liabilities that may arise by reason of their status or service as directors or officers.  The Company maintains director and officer insurance, which covers certain liabilities arising from the obligation to indemnify directors and officers and former directors in certain circumstances.  No material indemnification liabilities were accrued at December 31, 2012.

The Company has employment agreements with three of our key executive officers as of December 31, 2012.  The agreements do not provide for any material, out of ordinary course of business provisions or benefits.

The Company also has an employment agreement with its Chief Operating Officer. Pursuant to the Agreement, the officer is entitled to an annual bonus calculated pursuant to terms set forth in the Agreement. The agreement also contains a severance provision providing up to twelve months of salary in certain situations.

The Company also has an employment agreement with Donald Dalicandro, the Chief Executive Officer of Apex, as a result of the Apex acquisition. Under the employment agreement, the Company further agreed Mr. Dalicandro would be appointed to the Company’s board of directors effective June 4, 2012, and would not be removed from the Company’s board of directors during the Earn-Out Period (as defined in the employment agreement) and the Bonus Period (as defined in the employment agreement) except by except by death, bankruptcy, incapacity or voluntary resignation. The agreement calls for annual bonus upon achieving certain results of operation at Apex for the 12 months ending July 31, 2013, 2014, and 2015.  See further discussion at Note 4.

As part of the Apex Purchase Agreement, the Company is obligated to pay an additional bonus consideration to the CEO of Apex. Such bonus is considered additional contingent purchase consideration as we are obligated to pay the bonus regardless of whether or not his employment is retained (see discussion at Note 4).

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2012 and 2011

NOTE 15 - PROFIT SHARING PLAN

The Company maintains a 401(k) Profit Sharing Plan (“401k Plan”).  Employees who are 21 years of age and have performed 90 days of service are eligible to participate.  Each year, employees can make salary contributions of up to 25% of their salary.  The Company matches 100% of employee contributions up to 3% of eligible employee compensation and 50% of employee contributions of 3% to 5% for a total of 4% of employee compensation.  Employer contributions to the 401k Plan were $263,000 and $259,000, for the years ended December 31, 2012 and 2011, respectively.

NOTE 16 - RELATED PARTIES

The Company purchases and sells certain products and services from iTEK Services, Inc. (“iTEK”), a privately held company owned by an unrelated ESOP.  iTEK was affiliated with the Company through limited overlapping management and Board representation by the Company's Chief Executive Officer (“CEO”) and former Chief Financial Officer (“former CFO”).   Purchases from TEK are on similar terms that Company would have received from an unrelated third-party.

Effective upon the resignation of the Company’s former CFO during July 2012, and the concurrent discontinuance of the CEO’s iTEK Board representation, the parties have no further overlapping management and therefore are no longer considered related parties effective August 2012.

The Company had accounts payable to its former CFO, of $0 and $855,000 at December 31, 2012 and 2011, respectively, including accrued interest.  The outstanding accounts payable balance accrues interest at 12% per annum until June 4, 2012, at which time the interest rate increased to 25% pursuant to the Consent and Waiver described in Note 9.  The Company incurred interest expense to related parties totaling approximately $114,000 and $275,000, for the years ended December 31, 2012 and 2011, respectively.

The Company has a related party receivable of $201,908 from the seller of Apex in connection with the Working Capital requirement as defined in the Purchase Agreement and described in Note 4.

Apex, a wholly owned subsidiary of the Company, leases premises from an entity controlled by a shareholder. Rent expense included in the consolidated financial statements was $84,000, for the year ended December 31, 2012.

Separation Agreement - On July 23, 2012, the Company and Donald W. Rowley (“DWR”) entered into a Separation Agreement and General Release (“Separation Agreement”). Pursuant to the Separation Agreement, DWR resigned as the Company’s Chief Financial Officer and Director as of July 23, 2012, and as an employee of the Company on July 23, 2012. Pursuant to the Separation Agreement, the Company agreed to pay DWR a total of $205,000 in equal installments in accordance with the Company’s payroll cycle beginning on August 1, 2012 through December 31, 2012. This amount was fully paid by December 31, 2012. The Separation Agreement also contains a general release from DWR.

Under the Separation Agreement, the Company also acknowledged that it owes DWR the amount of $891,000 as of July 23, 2012, which was to be paid in accordance with an Accounts Payable Payment Plan agreement, between the Company and DWR dated July 23, 2012 (“Accounts Payable Agreement”). Pursuant to the Account Payable Agreement, the Company agreed to pay interest monthly in arrears (beginning on August 1, 2012) to DWR with interest computed daily on the outstanding balance at an annual interest rate of 25%. Under the Accounts Payable Agreement, the Company was to make payments to DWR of $36,000 per month due on the first day of each month beginning May 1, 2013. The total amount due to DWR under the Accounts Payable Agreement was paid in full during the quarter ended September 30, 2012.

In December 2012, the Company sold 17,200 shares of its Series D Preferred Stock to certain related parties.  The shares were sold at the same price as additional shares sold to an independent third party. Sales of Series D Preferred Stock to certain related parties are as follows:

		Shares

David Rifkin	Director	1,000
Lawrence Yelin	Director	2,200
Jay Sheehy	Director	1,000
Nicholas R. Toms	CEO, Director	10,000
Paul E. Ross	Interim, CFO	2,000
Ralph S. Hubregsen	COO	1,000

		17,200