Form 10-Q
period 2013-03-31
DecisionPoint Systems, Inc.
filed 2013-05-15
CIK 1505611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

The number of shares of common stock, par value $0.001 per share of DecisionPoint Systems, Inc. outstanding as of the close of business on April 30, 2013, were 9,146,556.

DECISIONPOINT SYSTEMS, INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash	$335	$1,103
Accounts receivable, net	10,571	12,287
Due from related party	198	202
Inventory, net	1,458	811
Deferred costs	4,028	3,955
Deferred tax assets	48	48
Prepaid expenses and other current assets	650	302
Total current assets	17,288	18,708

Property and equipment, net	163	179
Other assets, net	171	205
Deferred costs, net of current portion	1,981	2,124
Goodwill	8,518	8,571
Intangible assets, net	5,463	6,023
Total assets	$33,584	$35,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,023	$11,080
Accrued expenses and other current liabilities	3,793	2,895
Lines of credit	3,107	3,430
Current portion of debt	1,863	1,800
Due to related parties	-	1
Accrued earn out consideration	1,164	1,186
Unearned revenue	7,664	7,409
Total current liabilities	27,614	27,801

Long term liabilities
Unearned revenue, net of current portion	2,700	2,883
Debt, net of current portion and discount	3,294	2,922
Accrued earn out consideration, net of current portion	156	159
Deferred tax liabilities	1,055	1,078
Other long term liabilities	83	80
Total liabilities	34,902	34,923

Commitments and contingencies	-	-
	-	-
STOCKHOLDERS' EQUITY
Cumulative Convertible Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,105,155 and 1,105,155 shares issued and outstanding, including cumulative and imputed preferred dividends of $427 and $347, and with a liquidation preference of $8,824 and $8,758 at March 31, 2013
and December 31, 2012, respectively	7,450	7,370
Common stock, $0.001 par value, 100,000,000 shares authorized,
9,300,439 issued and 9,146,556 outstanding as of March 31, 2013,
and as of December 31, 2012	9	9
Additional paid-in capital	16,138	16,132
Treasury stock, 153,883 shares of common stock	(205)	(205)
Accumulated deficit	(23,997)	(21,674)
Unearned ESOP shares	(732)	(767)
Accumulated other comprehensive income	19	22
Total stockholders’ equity	(1,318)	887
Total liabilities and stockholders' equity	$33,584	$35,810

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012

Net sales	$13,772	$17,810

Cost of sales	10,948	14,057

Gross profit	2,824	3,753

Selling, general and administrative expense	5,033	3,835

Operating loss	(2,209)	(82)

Other expense:
Interest expense	226	142
Other income, net	(6)	(29)
Total other expense	220	113

Net loss before income taxes	(2,429)	(195)

Provision (benefit) for income taxes	(327)	42

Net loss	(2,102)	(237)

Cumulative and imputed preferred stock dividends	(220)	(222)

Net loss attributable to common shareholders	$(2,322)	$(459)

Net loss per share -
Basic and diluted	$(0.27)	$(0.06)

Weighted average shares outstanding -
Basic and diluted	8,620,807	7,392,441

Comprehensive loss	$(2,105)	$-

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,102)	$(237)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	502	160
Amortization of deferred financing costs and note discount	54	38
Employee stock-based compensation	5	21
Non cash interest income	-	(17)
ESOP compensation expense	35	33
Deferred taxes, net	-	4
Allowance for doubtful accounts	21	-
Loss on disposal of property and equipment	4	-
Changes in operating assets and liabilities:
Accounts receivable	1,686	3,414
Due from related party	-	-
Inventory, net	(647)	(258)
Deferred costs	70	(12)
Prepaid expenses and other current assets	(259)	82
Other assets, net	-	4
Accounts payable	(1,056)	1,254
Accrued expenses and other current liabilities	763	(585)
Due to related parties	-	38
Unearned revenue	87	(945)
Net cash (used in) provided by operating activities	(837)	2,994

Cash flows from investing activities

Purchases of property and equipment	(9)	(11)
Net cash used in investing activities	(9)	(11)

Cash flows from financing activities
Repayments from lines of credit, net	(320)	(2,424)
Proceeds from bank term loan	1,000	-
Repayment of debt	(483)	(250)
Paid financing costs	(118)	(100)
Dividends paid	-	(82)
Net cash provided by (used in) financing activities	79	(2,856)
Effect on cash of foreign currency translation	(1)	-
Net increase (decrease) in cash	(768)	127
Cash at beginning of period	1,103	366
Cash at end of period	$335	$493

Supplemental disclosures of cash flow information:
Interest paid	$293	$180
Income taxes paid	16	43

Supplemental disclosure of non-cash financing activities:
Accrued and imputed dividends on preferred stock	$220	$222

See accompanying notes to unaudited condensed consolidated financial statements

NOTE 1 - DESCRIPTION OF BUSINESS

Description of Business

DecisionPoint Systems, Inc. ("DecisionPoint", "Company"), through its subsidiaries is provider of Enterprise Mobility Systems. Enterprise Mobility Solutions are those computer systems that give an enterprise the ability to connect to people, control assets, and transact business from any location by using mobile computers, tablet computers, and smartphones to securely connect the mobile worker to the back office software systems that run the enterprise. Technologies that support Enterprise Mobility Solutions include national wireless carrier networks, Wi-Fi, local area networks, mobile computers, smartphones and tablets, mobile software applications, middleware and device security and management software. The Company also provides professional services, proprietary and third party software and software customization as an integral part of its customized solutions for its customers. The proprietary suite of software products utilizes the latest technologies to empower the mobile worker in many areas including merchandising, sales and delivery; field service; logistics and transportation; and warehouse management.

NOTE 2 - BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company at the dates and for the periods indicated.  The interim results for the period ended March 31, 2013, are not necessarily indicative of results for the full 2013 fiscal year or any other future interim periods.

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

These unaudited condensed consolidated financial statements have been prepared by management and should be read in conjunction with the audited consolidated financial statements of DecisionPoint Systems, Inc. and notes thereto for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2013.

Liquidity

In the quarter ended March 31, 2013, the Company experienced a decrease in revenue of $4.0 million compared to the quarter ended March 31, 2012, and a $3.6 million decrease in revenue compared to the previous sequential quarter ended December 31, 2012.  Additionally, in the quarter ended March 31, 2013, the Company incurred approximately $0.6 million in increased largely one-time expenses due to professional fees relating to the capital raising activities, the registration of common shares as a result of the Series D Preferred Stock offering and associated audit fees. As a result, the availability under the Company"s credit line contracted significantly and the Company"s overall liquidity has become constrained.

To address this, Management has plans to seek additional capital through sales of its common stock. There is no assurance additional funding will be available on terms acceptable to the Company, or at all. If the Company raises additional funds by selling additional shares of capital stock, or securities convertible into shares of capital stock, the ownership interest of existing shareholders may be diluted. The Company is also reducing non-essential expenses and completing the integration of the Company acquisitions of Apex and Illume Mobile, which is expected to result in further cost savings.

At April 30, 2013, the outstanding balance on the line of credit with Silicon Valley Bank (“SVB”) is $4.2 million, up from $3.0 million at March 31, 2013, and the availability under the line of credit has decreased to $1.4 million (see Note 6 – Lines of Credit).  The Company relies on the line of credit to fund daily operating activities and maintaining very little cash on hand.  At March 31, 2013, the Company was in compliance with its financial covenants with SVB, however, had the Company incurred another $400,000 in net losses, tangible net worth would have been reduced and could have caused the Company to not be in compliance with its tangible net worth financial covenant at March 31, 2013. This cushion of $400,000 will be further enhanced by one half of any funds raised through the sales of common stock (as only 50% of additional capital raises are given credit in the tangible net worth calculation). In contrast, this cushion will be further eroded by any losses we incur subsequent to March 31, 2013.

If the Company continues to incur operating losses and/or does not raise sufficient additional capital, material adverse events may occur including, but not limited to, 1) a reduction in the nature and scope of the Company’s operations, 2) the Company ability to fully implement its current business plan and/or 3) a default on the financial covenants under the SVB line of credit.  A covenant default would give the bank the right to demand immediate payment of all outstanding amounts which the Company would not be able to repay out of normal operations.  There are no assurances that the Company will successfully implement its plans with respect to these liquidity matters.  The unaudited condensed consolidated financial statements do not reflect any adjustment that may be required resulting from the adverse outcome relating to this uncertainty.

Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies during the three months ended March 31, 2013.  See Footnote 2 of the Company's consolidated financial statements included in the Company's 2012 Annual Report on Form 10-K filed on March 28, 2013, for a comprehensive description of the Company's significant accounting policies.

Concentration of Credit Risk - The Company derived approximately 11% of revenues from one customer, and 40% of revenues from three customers in the three months ended March 31, 2013 and 2012, respectively.  Additionally there was one customer which comprised 11% of accounts receivable at March 31, 2013.  Customer mix can shift significantly from year to year, but a concentration of the business with a few large customers is typical in any given year.  A decline in revenues could occur if a customer which has been a significant factor in one financial reporting period gives significantly less business in the following period.

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

NOTE 3 – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The weighted-average basic and diluted shares for each of the three months ended March 31, 2013 and 2012, exclude approximately 0.6 million, of ESOP shares that have not been committed to be released.

For periods presented in which there is a net loss, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive. All potentially dilutive securities are anti-dilutive due to the net loss incurred by the Company in the periods presented.

Potential dilutive securities consist of (in thousands):

	Three Months Ended March 31,
	2013	2012

Convertible preferred stock - Series A	270	270
Convertible preferred stock - Series B	131	131
Convertible preferred stock - Series C	-	1,415
Convertible preferred stock - Series D	7,042	-
Warrants to purchase common stock	981	429
Options to purchase common stock	544	702

Total potentially dilutive securities	8,968	2,947

NOTE 4 – BUSINESS COMBINATIONS

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

In consideration for the business of Illume Mobile, the Company paid $1,000,000, of which $250,000 was paid in cash and $750,000 was paid in the form of 617,284 shares of the Company’s common stock.  The Company valued the shares issued in conjunction with the acquisition at $697,531.

Pursuant to the Asset Purchase Agreement, the Company may be required to make an additional payment (“Earn Out Payment”) to the seller of up to $500,000 of which 50% will be paid in cash, and 50% will be paid in shares of the common stock of the Company.  The value of the shares will be based on the closing price of the Company’s common stock on the one year anniversary of the Illume Closing Date.  The Earn Out Payment, if any, will be paid within 30 days of the one year anniversary of the Illume Closing Date. The Company accounted for the transaction using the purchase method of accounting and the operating results for Illume Mobile have been consolidated into the Company’s results of operations beginning on August 1, 2012.  At March 31, 2013 there is $107,000 accrued for the Earn Out Payment included in accrued earn out consideration in the unaudited condensed consolidated financial statements.

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

In consideration for the shares of Apex, the Company paid CDN$5,000,000 (US$4,801,000 at the Closing Date) (“Closing Amount”) in cash.  The Company may be required to pay up to an undiscounted amount of CDN$3,500,000 (US$3,360,700 at the Closing Date) in consideration for Apex achieving certain levels of adjusted earnings before interest, depreciation, taxes and amortization (“EBITDA”), as defined by the Purchase Agreement, in the period ended July 2013.  The fair value of the earn out was calculated to be approximately CDN$1,076,000 (US$1,033,000 at the Closing Date).  At March 31, 2013, there is CDN$1,076,000 (US$1,057,000) recorded as potential additional purchase consideration in the unaudited condensed consolidated financial statements.  The Company accounted for the transaction using the purchase method of accounting and the operating results for Apex have been consolidated into the Company’s results of operations beginning on June 5, 2012. The Company funded the purchase of Apex through borrowings as further explained below.

As part of the Purchase Agreement, the Company is obligated to pay bonus consideration to the CEO of Apex. Such bonus is considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not the CEO’s employment is retained.  The fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Closing Date).  At March 31, 2013 there is CDN$160,000 (US$156,000) recorded in accrued earn out consideration in the Company’s unaudited condensed consolidated balance sheet.

Pro Forma Financial Information (unaudited):

The following summarizes the Company’s unaudited consolidated results of operations for the three months ended March 31, 2012 as if the Apex and Illume Mobile acquisitions had occurred on January 1, 2012: (in thousands except per share data):

	Three Months Ended March 31, 2012
	As Reported	Pro Forma

Net sales	$17,810	$19,810
Net loss attributable to common shareholders	(459)	(1,541)

Net loss per share - basic and diluted	(0.06)	(0.18)

Included in the pro forma combined results of operations for the three months ended March 31, 2012 are the following adjustments for Apex: (i) amortization of intangible assets of $343,000, (ii) a net increase in interest expense of $175,000.

Included in the pro forma combined results of operations for the three months ended March 31, 2012 are the following adjustments for Illume Mobile: (i) amortization of intangible assets of $53,000.  Net loss per share assumes the 325,000 shares issued in connection with the Apex acquisition and the 617,284 shares issued in connection with the Illume Mobile acquisition are outstanding for the period presented.

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

The combined amounts of Apex and Illume Mobile’s revenue and net loss since the respective acquisition dates included in the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2013 were $0.7 million and $0.7 million, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The following summarizes the transactions effecting goodwill through March 31, 2013 (in thousands):

Balance at December 31, 2012	$8,571

Effect of currency translation on Apex	(53)
Balance at March 31, 2013	$8,518

As of March 31, 2013 and December 31, 2012, the Company’s intangible assets and accumulated amortization consist of the following (in thousands):

	March 31, 2013			December 31, 2012
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer relationships	$3,340	$(1,141)	$2,199	$3,373	$(966)	$2,407
Contractor and resume databases	675	(304)	371	675	(270)	405
Tradename	884	(236)	648	893	(193)	700
Internal use software	2,924	(741)	2,183	2,978	(545)	2,433
Covenant not to compete	105	(43)	62	105	(27)	78

	$7,928	$(2,465)	$5,463	$8,024	$(2,001)	$6,023

The effect of foreign currency translation on the goodwill and intangible assets for the three months ended March 31, 2013 is approximately ($53,000)  and ($79,000).

NOTE 6 – LINES OF CREDIT

The Company has a $10.0 million revolving line of credit with Silicon Valley Bank (“SVB”) which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement (“SVB Loan Agreement”).  Under the SVB Loan Agreement as amended, SVB has also provided the Company with a term loan as discussed at Note 7.  The SVB Loan Agreement is secured by substantially all the assets of the Company and matures in February 2015.  As of March 31, 2013, the outstanding balance on the line of credit is approximately $3.0 million and the interest rate is 7.0%.  The line of credit has a certain financial covenant and other non-financial covenants.  As of March 31, 2013, the Company was in compliance with these covenants.  At March 31, 2013, the Company was within $400,000 of violating the tangible net worth covenant.  If the Company is not in compliance with the financial covenant, it would be in default and SVB could demand payment of all outstanding amounts.

Availability under the line of credit was approximately $4.1 million as of March 31, 2013 and $1.4 million as of April 30, 2013.  The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the Loan Agreement.  No letters of credit were outstanding as of March 31, 2013 or December 31, 2012.

On February 27, 2013, the SVB Loan Agreement was amended to provide for 1) an extension of the termination date of the line of credit to February 28, 2015, 2) the modification of the line of credit borrowing base, advance rate and financial covenants, 3) the inclusion of an additional $1.0 million term loan (See further discussion at Note 7), 4) a modification of the rate of interest of the line of credit to 3.75% above the bank’s prime rate and 5) other various terms and provisions.

Under the RBC Credit Agreement, the revolving demand facility allows for borrowings up to CDN$200,000 based upon eligible accounts receivable.  Interest is based on the Royal Bank Prime (“RBP”) plus 1.5% and is payable on demand.  As of March 31, 2013, the outstanding balance on the line of credit was $93,000 and the interest rate is 4.5%.  The RBC Credit Agreement is secured by the assets of Apex.  The revolving demand facility has certain financial covenants and other non-financial covenants.  As of March 31, 2013 and December 31, 2012, Apex was not in compliance with the Fixed Charge Coverage ratio covenant as defined in the RBC Credit Agreement.  At March 31, 2013, Apex was not in compliance with the Maximum Funded Debt to EBITDA ratio covenant as defined in the RBC Credit Agreement.  In May 2013 and March 2013, the Company received waivers for non-compliance of these covenants at December 31, 2012, March 31, 2013 and through June 30, 2013, and has received a non-binding communication from the bank that it will continue to work with the Company to reset the covenants, however there are no assurances that this will occur.

For the three months ended March 31, 2013 and 2012, the Company’s interest expense for the lines of credit, including amortization of deferred financing costs, was approximately $73,000 and $59,000, respectively.

RBC and SVB are party to a subordination agreement, pursuant to which RBC agreed to subordinate any security interest in assets of the Company granted in connection with the RBC Credit Agreement to SVB’s security interest in assets of the Company.

Under the RBC Credit Agreement, the lender provided Apex with a term loan as discussed at Note 7.

NOTE 7 – TERM DEBT

Term debt as of March 31, 2013, consists of the following (in thousands):

	Balance December 31, 2012	Additions	Payments	Amortization of Note Discount	Effect of Currency Translation	Balance March 31, 2013
RBC term loan	$2,090	$-	$(205)	$-	$(43)	$1,842
Note discount	(38)	-		8		(30)
BDC term loan	1,705	-	-	-	(35)	1,670
Note discount	(31)	-		2		(29)
SVB term loan	1,000	-	(250)	-	-	750
Note discount	(4)	-	-	4	-	-
SVB term loan-2	-	1,000	(28)	-	-	972
Note discount	-	(19)	-	1	-	(18)

Total debt	$4,722	$981	$(483)	$15	$(78)	$5,157

Less current portion						(1,863)

Debt, net of current portion						$3,294

RBC Term Loan -- On June 4, 2012, Apex entered into the RBC Credit Agreement with RBC pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000, including a term facility (“RBC Term Loan”) in the amount of CDN $2,500,000 (US$2,401,000 at the Closing Date). The RBC Term Loan accrues interest at Royal Bank Prime (“RBP”) plus 4% (7% at December 31, 2012). Principal and interest is payable over a three year period at a fixed principal amount of CDN $70,000 a month beginning in July 2012 and continuing through June 2015. Apex paid approximately $120,000 in financing costs, which has been recorded as deferred financing costs or note discount in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2013, and is being amortized to interest expense over the term of the loan.

In addition, the RBC Term Loan calls for mandatory repayments based on 20% of Apex’s free cash flow as defined in the RBC Credit Agreement, before discretionary bonuses based on the annual year end audited financial statements of Apex, beginning with the fiscal year ended December 31, 2012, and payable within 30 days of the delivery of the annual audited financial statements, and continuing every six months through December 31, 2014. This amount is estimated to be $0 at March 31, 2013 and December 31, 2012.

The RBC Term Loan has certain financial covenants and other non-financial covenants. As of March 31, 2013 and December 31, 2012, Apex was not in compliance with the Fixed Charge Coverage ratio covenant as defined in the RBC Credit Agreement.  At March 31, 2013, Apex was not in compliance with the Maximum Funded Debt to EBITDA ratio covenant as defined in the RBC Credit Agreement.  In May 2013 and March 2013, the Company received waivers for non-compliance of these covenants at December 31, 2012, March 31, 2013 and through June 30, 2013, and has received a non-binding communication from the bank that it will continue to work with the Company to reset the covenants, however there are no assurances that this will occur.

BDC Term Loan -- On June 4, 2012, Apex also entered into the BDC Loan Agreement as described in Note 4, pursuant to which BDC made available to Apex a term credit facility (“BDC Term Loan”) in the aggregate amount of CDN $1,700,000 (USD $1,632,000 at the Closing Date). The BDC Term Loan accrues interest at the rate of 12% per annum, and matures on June 23, 2016, with an available one year extension for a fee of 2%, payable at the time of extension. In addition to the interest payable, consecutive quarterly payments of CDN$20,000 as additional interest are due beginning on June 23, 2012, and subject to compliance with bank covenants, Apex will make a mandatory annual principal payment in the form of a cash flow sweep which will be equal to 50% of the Excess Available Funds (as defined by the BDC Loan Agreement) before discretionary bonuses based on the annual year end audited financial statements of Apex. The maximum annual cash flow sweep in any year will be CDN$425,000. As of December 31, 2012 and at March 31, 2013, the Company estimates that the cash sweep will be approximately $0. Such payments will be applied to reduce the outstanding principal payment due on the maturity date. In the event that Apex’s annual audited financial statements are not received within 120 days of its fiscal year end, the full CDN$425,000 becomes due and payable on the next payment date. Apex paid approximately $70,000 in financing costs which has been recorded as deferred financing costs in the accompanying unaudited consolidated balance sheet as of March 31, 2013, and is being amortized to interest expense over the term of the loan.

The terms of the BDC loan agreement also provide for a fee to BDC in the event of the occurrence of any of the following:

(a)	if 50% or more of any company comprising Apex or the Company (consolidated assets or shares) is sold or merged with an unrelated entity; or

(b)	if there is a change of control of Apex and/or the Company prior to the Maturity Date or any extended maturity date of the BDC Tern Loan,

In the event of (a) or (b) above, Apex will pay to BDC a bonus in an amount equal to 2% of the aggregate value of Apex and the Company determined as at the closing date of such transaction, which bonus shall become due and payable at the time of the closing of such transaction. Notwithstanding any prepayment of the BDC Term Loan, the bonus and Apex’s obligation to pay same to the BDC will remain in full force and effect until the maturity date or any amended or extended maturity date agreed by the BDC such that in the event of any sale, initial public offering or similar transaction, Apex’s obligation to pay the bonus amount to the BDC will survive such prepayment.

The BDC Loan Agreement contains certain financial and non-financial covenants.  As of March 31, 2013 and December 31, 2012, Apex was not in compliance with the minimum working capital financial covenant.  In May 2013 and March 2013, the Company received waivers for non-compliance of these covenants at December 31, 2012, March 31, 2013 and through June 30, 2013, and has received a non-binding communication from the bank that it will continue to work with the Company to reset the covenants, however there are no assurances that this will occur.

 SVB Term Loan - On December 31, 2010, pursuant to an Assumption and Amendment to Loan and Security Agreement ("Amended SVB Loan Agreement"), the Company borrowed $3.0 million from Silicon Valley Bank (“SVB”). The SVB Term Loan was due in 36 equal monthly installments of principal plus interest beginning on February 1, 2011. The SVB Term Loan is secured by substantially all of the assets of the Company except for the assets of Apex.  On May 20, 2011, pursuant to a Consent and Amendment to Loan and Security Agreement (“Amendment”), the maturity date was amended to April 30, 2012, with the remaining principal due on that date to be paid as a balloon payment.  On September 27, 2011, the agreement was amended and certain covenants were replaced or modified resulting in the Company being in full compliance at September 30, 2011. The principal amount outstanding under the Term Loan accrues interest at a fixed rate equal to 9% per annum. In addition, a final payment equal to 2% of the aggregate amount of the Term Loan is due on the earlier of the maturity date or the date the Term Loan is prepaid. This final payment of $60,000 has been recorded as a discount to the SVB Term Loan, which is being amortized to interest expense through December 2013, using the effective interest method.

The Amended SVB Loan Agreement includes various customary covenants, limitations and events of default. Financial covenants, among others, include liquidity and fixed charge coverage ratios, minimum tangible net worth requirements and limitations on indebtedness. As of March 31, 2013 and December 31, 2012, the Company was in compliance with all of its covenants.  At March 31, 2013, the Company was within $400,000 of violating the tangible net worth covenant.  If the Company is not in compliance with the financial covenant, it would be in default and SVB could demand payment of all outstanding amounts.

On September 27, 2011, pursuant to a Limited Waiver and Amendment to Loan and Security Agreement, the Loan Agreement was amended.

On February 27, 2013, the Company amended the Loan and Security Agreement which provided an additional term loan of $1,000,000. The new term loan is due in 36 monthly installments of principal plus accrued interest beginning on April 1, 2013. The additional term loan accrues interest at 7.5% per annum.

For the three months ended March 31, 2013 and 2012, the Company’s interest expense on the term debt, including amortization of deferred financing costs, was approximately $153,000 and $57,000, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue two classes of stock designated as common stock and preferred stock.  As of March 31, 2013, the Company is authorized to issue 110,000,000 total shares of stock.  Of that amount, 100,000,000 shares are common stock, each having a par value of $0.001.  The remaining 10,000,000 shares are preferred stock, each having a par value of $0.001, of which 500,000 shares are designated as Series A Preferred Stock, of which 269,608 are issued and outstanding, 500,000 shares are designated as Series B Preferred Stock, of which 131,347 are issued and outstanding, 5,000,000 shares are designated as Series C Preferred Stock, of which 0 shares are issued and outstanding and, 4,000,000 shares are designated as Series D Preferred Stock, of which 704,200 shares are issued and outstanding.

(a) Cumulative Convertible Preferred Stock

A summary of preferred stock outstanding as of March 31, 2013 is as follows (in thousands, except share data):

Description

Series A Preferred, $0.001 par value per share, 500,000 shares designated,
269,608 shares issued and outstanding, liquidation preference of $975
plus cumulative dividends of $304	$1,279
Series B Preferred, $0.001 par value per share, 500,000 shares designated,
131,347 shares issued and outstanding, liquidation preference of $380
plus cumulative dividends of $70	450
Series D Preferred, $0.001 par value per share, 4,000,000 shares designated,
704,200 shares issued and outstanding, liquidation preference of $7,042
(net of $1,374 in issuance costs) plus imputed dividends of $53	5,721

Total convertible preferred stock	$7,450

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

Series D Preferred Stock

The Series D Preferred Stock has a Stated Value of $10.00 per share, votes on an as-converted basis with the common stock, and is convertible, at the option of the holder, into such number of shares of our common stock equal to the number of shares of Series D Preferred Stock to be converted, multiplied by the Stated Value, divided by the Conversion Price in effect at the time of the conversion. The initial Conversion Price is $1.00, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions. The Series D Preferred Stock entitles the holder to cumulative dividends, payable quarterly, at an annual rate of (i) 8% of the Stated Value during the three year period commencing on the date of issue, and (ii) 12% of the Stated Value commencing three years after the date of issue. We may, at the Company’s option, pay dividends in PIK Shares, in which event the applicable dividend rate will be 12% and the number of such PIK Shares issuable will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of the Company’s common stock for the five prior consecutive trading days.  On April 16, 2013, the Company paid a cash dividend of $154,186 on the Series D preferred Stock for the period from the dates of issue to March 31, 2013.

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

 (b) Common Stock

For the three months ended March 31, 2013

There were no common stock issuances for the three months ended March 31, 2013.

For the year ended December 31, 2012

On June 4, 2012, the Company issued 325,000 shares of its common stock as consideration for acquisition related expenses in conjunction with the Apex transaction. The shares were valued at $341,000 and were recorded as part of selling, general and administrative expenses in the consolidated statement of operations and comprehensive loss as of December 31, 2012. (Note 4)

On July 31, 2012, pursuant to the Asset Purchase Agreement with MacroSolve, the Company issued 617,284 shares of its common stock to purchase the business of Illume Mobile, a division of MacroSolve. The shares were valued at $698,000 and were recorded as part of the purchase price. (Note 4)

On November 15, 2012, the Company entered into an agreement (the “Sigma Agreement”) with Sigma Opportunity Fund II, LLC (“Sigma Opportunity Fund”) and Sigma Capital Advisors, LLC (“Sigma Advisors”).  Pursuant to the Sigma Agreement, the Company issued to the holders of the Series C Preferred Stock an aggregate of 175,364 shares of common stock as an anti-dilution adjustment.

(c) Warrants

The following table summarizes information about the Company’s outstanding common stock warrants as of March 31, 2013:

				Total		Weighted
				Warrants	Total	Average
	Date		Strike	Outstanding	Exercise	Exercise
	Issued	Expiration	Price	and Exercisable	Price	Price

Senior Subordinated Notes	Dec-09	Dec-14	$3.62	138,260	$500,000
Senior Subordinated Notes	Dec-09	Dec-14	4.34	138,260	600,000
Placement Agent Preferred Stock - Class D	Dec-12	Dec-17	1.10	704,200	774,620

				980,720	$1,874,620	$ 1.91

NOTE 9 – ESOP PLAN

The Company has an Employee Stock Ownership Plan (the “ESOP”) which covers all non-union employees.  The Company’s contribution expense for the three months ended March 31, 2013, was $45,000 representing approximately $35,000 for the ESOP principal payment and $10,000 for the ESOP interest.  ESOP shares are allocated to individual employee accounts as the loan obligation of the ESOP to the Company is reduced.  These amounts were previously calculated on an annual basis by an outside, independent financial advisor.   Compensation costs relating to shares released are based on the fair value of shares at the time they are committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for the three months ended March 31, 2013 was approximately $30,000.  The fair value of the shares was $1.07 per share, based on the average of the daily market closing share price.

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

A summary of the status of the Plans as of March 31, 2013, and information with respect to the changes in options outstanding is as follows:

			Weighted -
	Options		Average	Aggregate
	Available	Options	Exercise	Intrinsic
	for Grant	Outstanding	Price	Value

December 31, 2012	455,495	544,505	$1.82	-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
March 31, 2013	455,495	544,505	$1.82	$-

Exercisable options at March 31, 2013		417,614	$1.72	$-

The following table summarizes information about stock options outstanding as of March 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted -
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$1.33 - 2.03	365,620	2.08	$1.65	355,461	2.04	$1.64
$2.06 - 4.34	178,885	8.10	2.16	62,153	7.96	2.22

Total	544,505	4.06	$1.82	417,614	2.92	$1.72

No awards were exercised during the three months ended March 31, 2013 and 2012, respectively.  The total fair value of awards vested for the three months ended March 31, 2013 and 2012 was $1,261.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period.  There were no stock option grants during the three months ended March 31, 2013 and 2012.

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

Employee stock-based compensation costs for the three months ended March 31, 2013 and 2012, was $10,000 and $19,000, respectively, and is included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.  As of March 31, 2013, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was $130,000 which is expected to be recognized over a weighted-average vesting period of 3.18 years.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its facilities and certain equipment under various operating leases which expire at various dates through fiscal 2018 and require us to pay a portion of the related operating expenses such as maintenance, property taxes, and insurance. There have been no material changes to our lease arrangements during the three months ended March 31, 2013.  Please refer to Note 14 to the audited consolidated financial statements for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2013.

Rent expense for the three months ended March 31, 2013 and 2012, was $185,000 and $90,000, respectively.

Apex Earn Out Obligations - In addition, if EBITDA (as uniquely defined in the agreement), of Apex for the twelve months ending July 31, 2013 (“2013 EBITDA”), is equal to or less than CDN$2,000,000, Apex shall pay an amount, to its former owners, equal to the product of the 2013 EBITDA multiplied by four less CDN$5,00,000 (“2013 EBITDA Basic Earn-Out Amount”), up to a maximum of CDN$3,000,000. An amount equal to 22.22% of the 2013 EBITDA Basic Earn-Out Amount shall be paid in cash and the balance shall be paid by Apex issuing a subordinated convertible note (the “Note”).

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

If the 2013 EBITDA is greater than CDN$2,000,000, Apex shall pay an amount, to its former owners, (the “2013 EBITDA Additional Earn-Out Amount”) by which the dollar-for-dollar 2013 EBITDA exceeds CDN$2,000,000, up to a maximum of CDN$500,000. The 2013 EBITDA Additional Earn-Out shall be paid by the issuance of shares of the Company’s common stock. The number of shares to be issued shall be determined by the amount due divided by the 30 day average daily closing price of the shares of the Company’s common stock in the month of July 2013. The shares issued will be restricted but will have certain piggy back registration rights as set forth in the Purchase Agreement.

The Company also entered into an employment agreement with Donald Dalicandro, the Chief Executive Officer of Apex, as a result of the Apex acquisition. Under the employment agreement, the Company further agreed Mr. Dalicandro would be appointed to the Company’s board of directors effective June 4, 2012, and would not be removed from the Company’s board of directors during the Earn-Out Period (as defined in the employment agreement) and the Bonus Period (as defined in the employment agreement) except by death, bankruptcy, incapacity or voluntary resignation. The agreement calls for annual bonus upon achieving certain results of operation at Apex for the 12 months ending July 31, 2013, 2014, and 2015.  Such bonuses are considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not his employment is retained.

Apex Escrow Obligation - As part of the Apex Purchase Agreement, from the Closing Date up until the expiry of the bonus period, the Company is obligated to escrow 25% of any Equity Capital raised in excess of $500,000.  The funds in the escrow are to be used to pay the 2013 EBITDA Basic Earn-Out and the 2013 EBITDA Additional Earn-Out and the additional bonus consideration.  In December 2012, the Company raised $7,042,000 as part of the Series D Purchase Agreement.   These funds have not been placed into escrow pending agreement between the Company and the sellers of Apex regarding the financial institution that will escrow the funds, the amount of funds that are to be placed in escrow and the terms of the escrow agreement itself.

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

Under the Company’s bylaws, directors and officers have certain rights to indemnification by the Company against certain liabilities that may arise by reason of their status or service as directors or officers.  The Company maintains director and officer insurance, which covers certain liabilities arising from the obligation to indemnify directors and officers and former directors in certain circumstances.  No material indemnification liabilities were accrued at March 31, 2013.

The Company is party to employment agreements with certain of its key executive officers as of March 31, 2013.  The agreements do not provide for any material, out of ordinary course of business provisions or benefits.

Included in the key executive officer agreements is an employment agreement with its Chief Financial Officer and Chief Operating Officer.  Pursuant to the agreements, the officers are entitled to an annual bonus calculated pursuant to terms set forth in the agreements. The agreements also contain a severance provision providing up to twelve months of salary in certain situations.

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

All written and oral forward-looking statements made in connection with this Form 10-Q are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements. Except as may be required under applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements whether as a result more information, future events or occurrences.

In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in this Quarterly Report on Form 10-Q.

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

We are focused on several commercial enterprise markets.  These include retail, field sales/service, warehousing and distribution and transportation.   With the continued growth of the mobile internet, we expect to see growth in our current markets in addition to the emergence of new markets.  In order to identify these new markets we recently created a new internal organization whose sole purpose is to identify and nurture new market opportunities. We expect our customers to continue to embrace and deploy new technology to better enhance their own customers’ experiences and improve their own operations while lowering their operating costs.  Our expertise and understanding of our customers’ operations and business operations in general, coupled with our expertise and understanding of mobile technology equipment and software offerings enables us to identify new trends and opportunities and provide these new solutions to our existing and potential customers.

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

Pro Forma Disclosure of Financial Information (unaudited)

The following table summarizes our unaudited consolidated results of operations for the three months ended March 31, 2012 as if the Apex and Illume acquisitions had occurred on January 1, 2012 (in thousands except per share data):

	Three Months Ended March 31, 2012
	As Reported	Pro Forma

Net sales	$17,810	$19,810
Net loss attributable to common shareholders	(459)	(1,541)

Net loss per share - basic and diluted	(0.06)	(0.18)

Included in the pro forma combined results of operations for the three months ended March 31, 2012 are the following adjustments for Apex: (i) amortization of intangible assets of $343,000, (ii) a net increase in interest expense of $175,000.

Included in the pro forma combined results of operations for the three months ended March 31, 2012 are the following adjustments for Illume Mobile: (i) amortization of intangible assets of $53,000.  Net loss per share assumes the 325,000 shares issued in connection with the Apex acquisition and the 617,284 shares issued in connection with the Illume Mobile acquisition are outstanding for each period presented (see “Note 4 – Business Combinations” in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements).

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

Results of Operations

For comparison purposes, all dollar amounts have been rounded to nearest million while all percentages are actual.  Due to rounding, totals in the tables presented may not sum to the total presented in the table.

	Three Months Ended March 31,
	2013	2012	Increase/(Decrease)

Total revenue	$13.8	$17.8	$(4.0)	(22.7%)
Gross profit	$2.8	$3.8	$(0.9)	(24.8%)
Total operating expenses	$5.0	$3.8	$1.2	31.0%
Loss from operations	$(2.2)	$(0.1)	$2.1	2581.7%
Loss before provision for income taxes	$(2.4)	$(0.2)	$2.2	1145.6%

Total Revenue

Revenues for the three months ended March 31, 2013 and 2012 is summarized below:

	Three Months Ended March 31,		Increase (Decrease)
	2013	2012

Hardware	$8.4	$12.8	(34.6%)
Professional services	3.9	3.7	5.2%
Software	1.1	0.8	32.1%
Other	0.4	0.5	(11.6%)
	$13.8	$17.8	(22.7%)

Revenues were $13.8 million for the three months ended March 31, 2013, compared to $17.8 million for the same period ended March 31, 2012, a decrease of $4.0 million or 22.7%.  The decrease in revenue was partially offset due to the inclusion of the operating results of our Apex and Illume Mobile acquisitions in mid-2012.  Revenues for Apex were $0.5 million and revenues for Illume Mobile were $0.2 million in the three months ended March 31, 2013.  Excluding the impact of Apex and Illume Mobile acquisitions in mid-2012, revenues decreased by $4.7 million, or 26.4% over the same quarter in the prior year with the largest decrease occurring in hardware sales where sales decreased by 35.1%.

The improved economic conditions in the U.S. which had begun in the first half of 2010, and continued improvement throughout 2011 and 2012 had a positive effect on our sales in those years.  Prior to 2010, major retail chains had deferred new technology implementation and delayed systems’ refresh.  Conversely, the economic environment in 2012 stabilized whereupon we benefitted from renewed interest and more importantly, fundamental need to implement new cost saving technology.  In the first quarter of 2013, we did not have the same level of customers with new technology implementation and systems’ refresh.  As a result, the 34.6% decrease in hardware revenues for the three months ended March 31, 2013 compared to the same period in 2012 was due to the decrease in system upgrades of mobile computing at the retail level.  The slight increase in professional services for the three months ended March 31, 2013 compared to the same period in 2012 of 5.2% relates to deployment and staging services to support our customers’ prior technology upgrades.  Our increase in software revenues for the three months ended March 31, 2013 compared to the same period in 2012 is attributable to contributions of software revenues from the Apex and Illume Mobile acquisitions.  The slight decrease in other revenues relates to a reallocation of our corporate resources away from the lower volume for consumables and towards the professional services business.

Cost of Sales

Cost of sales for the three months ended March 31, 2013 and 2012 is summarized below:

	Three Months Ended March 31,		Increase
	2013	2012	(Decrease)

Hardware	$6.7	$10.5	(36.0%)
Professional services	2.8	2.5	13.9%
Software	1.1	0.7	62.9%
Other	0.3	0.4	(15.0%)
	$10.9	$14.1	(22.2%)

The types of expenses included in the cost of sales line are hardware costs, third party licenses, costs associated with third party professional services, salaries and benefits for project managers and software engineers, freight, consumables and accessories.

Cost of sales were $10.9 million for the three months ended March 31, 2013, compared to $14.1 million for the same period ended March 31, 2012, a decrease of $3.2 million or 22.2%.  The decrease in cost of sales for hardware of 36.0% for the three months ended March 31, 2013 compared to the same period in 2012 was slightly higher than the hardware revenue decrease due to fewer large hardware orders which usually have reduced pricing.  The increase in cost of sales for professional services from the three months ended March 31, 2012 to the three months ended March 31, 2013 was 13.9%, much higher than the revenue growth rate of 5.2% and was due to an increase in professional service personnel. The increase in cost of sales for software of 62.9% for the three months ended March 31, 2013 compared to the same period in 2012 was approximately equal to the software revenue increase, except for the impact of intangible software amortization. The decrease in other cost of sales relates to the decrease in the other revenues of approximately the same percentage.

Gross Profit

Our gross profit was $2.8 million for the three months ended March 31, 2013, compared to $3.8 million for the same period ended March 31, 2012, a decrease of $0.9 million or 24.8%.  Our gross margin percentage decreased by 570 basis points to 20.5% in 2013, from 21.1% in the comparable period of 2012.  The decrease in gross profit percentage is directly due to amortization of intangible software assets, offset by the lower volume of hardware sales which carry a lower gross margin, combined with a higher proportion of sales from professional services.  Additionally, we have continued to implement increased cost control for the products and services which we resell, and our professional service costs were positively impacted by our better utilization associated with greater recognized revenue from these services in the current three months and therefore, we realized higher margins on those services.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2013	2012	Increase/(Decrease)

Selling, general and administrative expenses	$5.0	$3.8	$1.2	31.0%
As a percentage of sales	36.5%	21.5%		15.0%

Selling, general and administrative expenses were $5.0 million for the three months ended March 31, 2013, compared to $3.8 million for the same period in the prior year.  This represents an increase of $1.2 million, or 31.0%.  The increase was partially due to the addition of the Apex and Illume Mobile businesses which added $0.3 million in selling, general and administrative costs to operate those businesses.  Additionally, there was an increase in sales salary related expenses of $0.4 million which, in part relates to the expansion of the sales force in the U.S. tasked with bringing the APEXWare™ product to the U.S. market.  Additional increases relate to professional service fees, mainly accounting, tax and capital raising costs of $0.3 million.

	Three Months Ended March 31,
	2013	2012	Increase/(Decrease)

Depreciation and amortization	$0.3	$0.2	$0.1	85.5%

In addition to the differences above, selling, general and administrative costs were higher due to amortization of intangible assets as a result of the Apex and Illume acquisitions in 2012.

Interest Expense

Interest expense, which is related to our line of credit, subordinated debt, was $0.2 million for the three months ended March 31, 2013, compared to $0.1 million for the same period in the prior year.  The $0.1 million increase in interest expense was the result of increased debt obligations relating to the Apex acquisition.  On June 4, 2012 Apex entered in to the RBC Credit Agreement, borrowing CDN $2,500,000 at an interest rate of RBP plus 4%.  The RBC Credit Agreement also includes a revolving demand facility with an authorized limit of CDN $200,000 at an interest rate of RBP plus 1.5%.  On June 4, 2012 Apex also entered in to the BDC Loan Agreement, borrowing CDN $1,700,000 at the rate of 12% per annum.  Due to these additional borrowings, interest expense was higher during the first quarter of 2013.

Liquidity and Capital Resources

Cash and Cash Flow

Although we have historically experienced losses, a material part of those losses were from non-cash transactions (refer to the unaudited accompanying Consolidated Statements of Cash Flows.) In connection with these losses, we have accumulated substantial net operating loss carry-forwards to off-set future taxable income. In order to maintain normal operations for the foreseeable future, we must continue to have access to our line of credit, become profitable and/or access additional equity capital. There can be no assurance that we will become profitable or that we can continue to raise additional funds required to continue our normal operations. The accompanying consolidated financial statements do not include any adjustments that would be required should we not be successful with these activities.

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity.  For the three months ended March 31, 2013, our revenue decreased approximately 22.7%, compared to the three months ended March 31, 2012, partially due to the lower level of retail customers’ system refreshes and system implementations.  We also had an increased level of selling, general and administrative expenses in the first three months of 2013 compared to the same period in 2012 due to inclusion of the results from Apex and Illume Mobile along with increased selling expenses, professional expenses and investor relations expenses related to being a public company along with an increase in amortization expense of intangible assets, all resulted in higher operating loss for the first three months of 2013.

We believe that our strategic shift to higher margin field mobility solutions with additional APEXWare™ software and professional service revenues will improve our results as economic conditions continue to improve.

In the quarter ended March 31, 2013, we experienced a decrease in revenue of $4.0 million compared to the quarter ended March 31, 2012, and a $3.6 million decrease in revenue compared to the previous sequential quarter ended December 31, 2012.  Additionally, in the first three months ended March 31, 2013, we incurred approximately $0.6 million in increased largely one-time expenses due to professional fees relating to the capital raising activities, the registration of common shares as a result of the Series D Preferred Stock offering and the associated audit fees. As a result, the availability under our credit line contracted significantly and our overall liquidity has become constrained.

To address this, we have plans to seek additional capital through sales of our common stock. There is no assurance additional funding will be available on terms acceptable to us, or at all. If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted. We are also reducing non-essential expenses and completing the integration of our acquisitions of Apex and Illume Mobile, which is expected to result in further cost savings.

If we continue to incur operating losses and/or do not raise sufficient additional capital, material adverse events may occur including, but not limited to, 1) a reduction in the nature and scope of our operations, 2) our ability to fully implement our current business plan and/or 3) a default on the financial covenants under the SVB line of credit.  A covenant default would give the bank the right to demand immediate payment of all outstanding amounts which we would not be able to repay out of normal operations.  There are no assurances that we will successfully implement our plans with respect to these liquidity matters.  The accompanying unaudited condensed consolidated financial statements do not reflect any adjustment that may be required resulting from the adverse outcome relating to this uncertainty.

As a matter of course, we do not maintain significant cash balances on hand since we are financed by a line of credit.  Typically, we use any excess cash to repay the then outstanding line of credit balance.  As long as we continue to generate revenues and meet our financial covenants, we are permitted to draw down on our line of credit to fund our normal working capital needs.  As of March 31, 2013, the outstanding balance on our SVB line of credit was approximately $3.0 million and the interest rate is 7.0%.  As of March 31, 2013, there was $4.1 million available under the line of credit.  As of April 30, 2013, the outstanding balance under the line of credit was $4.2 million and there was $1.4 million available under the line of credit.  On February 27, 2013, we obtained an additional $1.0 million term loan from SVB (see below under “2013 Financing” for terms of the line of credit and the term loan.)

In connection with our Preferred Series D Private Placement in December 2012, 25% of the net proceeds are to be restricted for the Apex payment of the contingent consideration and the additional bonus consideration (see below under “2012 Financing.”)  These funds have not been placed into escrow pending agreement between the Company and former owners of Apex regarding the financial institution that will escrow the funds, the amount of funds to be escrowed and the terms of the escrow agreement itself.

In the last four complete years of operations from 2009 through 2012, we have not experienced any significant effects of inflation on our product and service pricing, revenues or our income from continuing operations.

As of March 31, 2013 and December 31, 2012, we had cash of approximately $0.3 million and $1.1 million, respectively.  We have used, and plan to use, such cash for general corporate purposes, including working capital.

As of March 31, 2013, we had negative working capital of $10.3 million and total stockholders’ deficit of ($1.3) million.  As of December 31, 2012, we had negative working capital of $9.1 million and total stockholders’ equity of $0.9 million.  At March 31, 2013, included in current liabilities is unearned revenue of $7.6 million, which reflects services that are to be performed in future periods but that have been paid and/or accrued for and therefore, would not represent additional future cash outflows.  At March 31, 2013, included in current assets are deferred costs of $4.0 million which reflect costs paid for third party extended maintenance services that are being amortized over their respective service periods, which do not generally represent future cash inflows.  The increase in the unearned revenue, offset by the deferred costs, continues to provide a benefit in future periods as the amounts convert to net realized revenue.

As explained above in the discussion of our use of “non-GAAP financial measures,” we monitor our ‘cash’ working capital position after removing the accrual effect of the current deferred assets and liabilities.  For the reasons set forth above, we believe this non-GAAP measure provides investors with a better understanding of operating financial position of our company.

Adjusted Working Capital at March 31, 2013 and December 31, 2012 are computed as follows (in thousands):

	March 31,	December 31,
	2013	2012

Current assets	$17,288	$18,708
Current liabilities	27,614	27,801

Working capital - GAAP	(10,326)	(9,093)
Deferred cost	(4,028)	(3,955)
Deferred revenue	7,664	7,409

Adjusted working capital - non-GAAP measure	$(6,690)	$(5,639)

2013 Financing

Silicon Valley Bank Financing

On February 27, 2013, we and Silicon Valley Bank (“SVB”), entered into an Amendment (the “Amendment”) to Loan and Security Agreement, which amended the terms of the Loan and Security Agreement dated as of December 15, 2006 (as amended, the “Loan Agreement”). Pursuant to the Amendment, SVB made a new term loan to us on February 27, 2013, of $1,000,000 (“Term Loan II”). Repayment of Term Loan II, together with accrued interest thereon, is due in 36 monthly installments commencing on the first day of the month following the month in which the funding date of Term Loan II occurred.

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

The Loan Agreement includes customary covenants, limitations and events of default. Financial covenants which may materially impact our liquidity, include minimum liquidity and fixed charge coverage ratios (1.5 to 1), minimum tangible net worth requirements ($9.7 million) and limitations on indebtedness. Additionally, the Agreement has customary cross-default covenants which will cause us to be in default if we are in default in other loan agreements.  As of March 31, 2013 and December 31, 2012, we were in compliance with all of our SVB covenants.  At March 31, 2013 we were in compliance with our financial covenants with SVB, however, had we incurred another $400,000 in net losses, tangible net worth would have been reduced and could have caused us to not be in compliance with our tangible net worth financial covenant at March 31, 2013. This cushion of $400,000 will be further enhanced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the tangible net worth calculation). In contrast, this cushion will be further eroded by any losses we incur subsequent to March 31, 2013.

2012 Financing and Preferred Series D Private Placement

Royal Bank of Canada and BDC Capital, Inc. Financing

On June 4, 2012, Apex entered into a Credit Agreement (“RBC Credit Agreement”) with Royal Bank of Canada (“RBC”), pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000 (US$2,641,000 at the Closing Date), including a revolving demand facility with an authorized limit of CDN$200,000 (US$192,000 at the Closing Date).  The RBC Term Loan accrues interest at RBP plus 4% (7% at December 31, 2012). Principal and interest is payable over a three year period at a fixed principal amount of CDN$69,444 a month beginning in July 2012 and continuing through June 2015. Apex paid approximately $120,000 in financing costs, which has been recorded as deferred financing costs and is being amortized to interest expense over the term of the loan.

In addition, the RBC Term Loan calls for mandatory repayments based on 20% of Apex’s free cash flow as defined in the RBC Credit Agreement, before discretionary bonuses based on the annual year end audited financial statements of Apex, beginning with the fiscal year ended December 31, 2012, and payable within 30 days of the delivery of the annual audited financial statements, and continuing every six months through December 31, 2014. As of March 31, 2013 and December 31, 2012, the Company estimates that the mandatory repayment based on 20% of Apex’s free cash flow will be $0.

The RBC Term Loan has certain financial covenants and other non-financial covenants.  As of March 31, 2013 and December 31, 2012, Apex was not in compliance with the Fixed Charge Coverage ratio (as defined by the RBC Credit Agreement).  The Fixed Charge Coverage ratio of not less than 1.25:1 is calculated as the ratio of the trailing twelve months of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to loan payments and interest charges for the RBC Credit Agreement and the BDC Term Loan.  Our calculation of the Fixed Charge Coverage ratio at March 31, 2013 and December 31, 2012 is 0.78:1 and 0.86:1, respectively.  Additionally, at March 31, 2013 we were not in compliance with the Maximum Funded Debt to EBITDA ratio.  In order to be in compliance with this covenant, we need a ratio of not less than 2.25:1.  At March 31, 2013 our maximum funded debt to EBITDA ratio was 2.07:1.  Under the RBC Credit Agreement, violation of this covenant is an Event of Default which grants RBC the right to demand immediate payment of outstanding balances.  In May 2013 and March 2013, we received waivers for non-compliance of these covenants at December 31, 2012, March 31, 2013 and through June 30, 2013, and have received a non-binding communication from the bank that it will continue to work with us to reset the covenants, however there are no assurances that this will occur.

On June 4, 2012, Apex also entered into the BDC Loan Agreement with BDC Capital Inc. (“BDC”), a wholly-owned subsidiary of Business Development Bank of Canada, pursuant to which BDC made available to Apex a term credit facility (“BDC Credit Facility”) in the aggregate amount of CDN $1,700,000 (USD $1,632,340 at the Closing Date). The BDC Term Loan accrues interest at the rate of 12% per annum, and matures on June 23, 2016, with an available one year extension for a fee of 2%, payable at the time of extension. In addition to the interest payable, consecutive quarterly payments of CDN$20,000 as additional interest are due beginning on June 23, 2012, and subject to compliance with bank covenants, Apex will make a mandatory annual principal payment in the form of a cash flow sweep which will be equal to 50% of the Excess Available Funds (as defined by the BDC Loan Agreement) before discretionary bonuses based on the annual year end audited financial statements of Apex. The maximum annual cash flow sweep in any year will be CDN$425,000. As of March 31, 2013 and December 31, 2012, the Company estimated the cash sweep will be approximately $0.  Such payments will be applied to reduce the outstanding principal payment due on the maturity date. In the event that Apex’s annual audited financial statements are not received within 120 days of its fiscal year end, the full CDN$425,000 becomes due and payable on the next payment date. Apex paid approximately $70,000 in financing costs which has been recorded as deferred financing costs and is being amortized to interest expense over the term of the loan.

The BDC Loan Agreement contains certain financial and non-financial covenants which may materially impact our liquidity, including minimum working capital requirements, tangible net worth requirements and limitations on additional indebtedness.  As of March 31, 2013 and December 31, 2012, Apex was not in compliance with the minimum working capital financial covenant.  In order to be in compliance with the minimum working capital requirement at March 31, 2013 and December 31, 2012, we would have needed an additional $0.8 and $0.5 million in working capital, respectively.  Under the BDC Loan Agreement, violation of this covenant is an Event of Default which grants BDC the right to demand immediate payment of outstanding balances.  In May 2013 and March 2013, we received waivers for non-compliance of these covenants at December 31, 2012, March 31, 2013 and through June 30, 2013, and have received a non-binding communication from the bank that it will continue to work with us to reset the covenants, however there are no assurances that this will occur.

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

Cash Flows from Operating, Investing and Financing Activities

Information about our cash flows, by category, is presented in the accompanying Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013	2012	Increase/(Decrease)

Operating activities	$(0.8)	$3.0	$(3.8)	126.7%
Investing activities	-	-	-	N/A
Financing activities	0.1	(2.9)	3.0	(103.4%)

Cash provided by operating activities during the first three months of 2013 decreased by $3.8 million over the prior year.  The decrease in cash from operations was primarily driven by increase in net loss in the first quarter of 2013 of $1.9 million.  Additionally, the changes in net working capital and other balance sheet changes contributed to a $2.4 million decrease in cash used in operating activities, most notably from $1.7 million decrease in accounts receivable due to timing of receivable collections.

During the three months ended March 31, 2013, net cash used in operating activities was $0.8 million.  Our net loss was $2.1 million in the first three months of 2013, a portion of which was the result of non-cash transactions during the year.  Specifically, we had a $0.6 million non-cash expense related to employee and non-employee stock based compensation and $1.5 million of other non-cash transactions such as depreciation and amortization.

For the three months ended March 31, 2012, net cash provided by operating activities was $3.0 million.  Our net loss was $0.2 million during the first quarter of 2012, most of which was the result of non-cash transactions during the quarter.  Specifically, we had a $0.2 million non-cash expense such as depreciation and amortization, employee and non-employee stock-based compensation, and deferred taxes.

Net cash used in investing activities was negligible during the three months ended March 31, 2013 and during the comparable three months of 2012.

During the three months ended March 31, 2013, net cash provided by financing activities was $0.1 million, primarily due to $1.0 million in proceeds from the bank term loan, net of $0.5 million in payments for term loans and a net $0.4 million in net payments under our lines of credit.

During the three months ended March 31, 2012, net cash used in financing activities was $2.9 million, primarily due to the $2.4 million in net repayments on the line of credit, $0.3 million in debt repayments, payment of $0.1 million for the Series C Preferred Stock dividend and $0.1 million of financing costs.

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

Comprehensive Loss

Comprehensive loss consists of net loss and accumulated other comprehensive loss, which includes certain changes in equity that are excluded from net income.  Comprehensive loss for the three months ended March 31, 2013 is equal to the net loss plus other comprehensive loss totaling $3,000 (relating to exchange translation adjustments arising from the consolidation of our Canadian Apex subsidiary).  Comprehensive loss for the comparable three months ended 2012 is equal to the reported net loss for that period.

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

Stock-based compensation

We record the fair value of stock-based payments as an expense in our consolidated financial statements.  We determine the fair value of stock options using the Black-Scholes option-pricing model.  This valuation model requires us to make assumptions and judgments about the variables used in the calculation.  These variables and assumptions include the weighted-average period of time that the options granted are expected to be outstanding, the volatility of our common stock, the risk-free interest rate and the estimated rate of forfeitures of unvested stock options.  Additional information on the variables and assumptions used in our stock-based compensation are described in Note 10 of the accompanying notes to our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2013.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Form 10-K as filed with the SEC on March 28, 2013.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DecisionPoint Systems, Inc.

Date: May 15, 2013	By:	/s/ Nicholas R. Toms
Nicholas R. Toms
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Dave Goodman
Dave Goodman
Chief Financial Officer (Principal Accounting Officer)