Form 10-Q
period 2013-06-30
DecisionPoint Systems, Inc.
filed 2013-08-19
CIK 1505611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

The number of shares of common stock, par value $0.001 per share of DecisionPoint Systems, Inc. outstanding as of the close of business on July 31, 2013, were 9,216,763.

DECISIONPOINT SYSTEMS, INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash	$266	$1,103
Accounts receivable, net	9,367	12,287
Due from related party	191	202
Inventory, net	850	811
Deferred costs	4,020	3,955
Deferred tax assets	46	48
Prepaid expenses and other current assets	674	302
Total current assets	15,414	18,708

Property and equipment, net	143	179
Other assets, net	158	205
Deferred costs, net of current portion	1,988	2,124
Goodwill	8,434	8,571
Intangible assets, net	4,880	6,023
Total assets	$31,017	$35,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$10,814	$11,080
Accrued expenses and other current liabilities	2,899	2,895
Lines of credit	2,724	3,430
Current portion of debt	3,973	1,800
Due to related parties	95	1
Accrued earn out consideration	1,129	1,186
Unearned revenue	7,346	7,409
Total current liabilities	28,980	27,801

Long term liabilities
Unearned revenue, net of current portion	2,684	2,883
Debt, net of current portion and discount	550	2,922
Accrued earn out consideration, net of current portion	151	159
Deferred tax liabilities	1,022	1,078
Other long term liabilities	80	80
Total liabilities	33,467	34,923

Commitments and contingencies and subsequent event	-	-

STOCKHOLDERS' EQUITY (DEFICIT)
Cumulative Convertible Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,105,155 and 1,105,155 shares issued and outstanding, including cumulative and imputed preferred dividends of $505 and $361, and with a liquidation preference of $8,902 and $8,758 at June 30, 2013
and December 31, 2012, respectively	7,528	7,370
Common stock, $0.001 par value, 100,000,000 shares authorized,
9,370,646 issued and 9,216,763 outstanding as of June 30, 2013,
and 9,300,439 issued and 9,146,556 outstanding as of December 31, 2012	9	9
Additional paid-in capital	16,224	16,132
Treasury stock, 153,883 shares of common stock	(205)	(205)
Accumulated deficit	(25,330)	(21,674)
Unearned ESOP shares	(698)	(767)
Accumulated other comprehensive income	22	22
Total stockholders’ equity (deficit)	(2,450)	887
Total liabilities and stockholders' equity	$31,017	$35,810

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net sales	$14,721	$17,767	$28,493	$35,577

Cost of sales	11,155	14,048	22,103	28,114

Gross profit	3,566	3,719	6,390	7,463

Selling, general and administrative expense	4,464	4,802	9,496	8,629

Operating loss	(898)	(1,083)	(3,106)	(1,166)

Other expense:
Interest expense	256	207	483	348
Other income, net	(8)	(32)	(14)	(61)
Total other expense	248	175	469	287

Net loss before income taxes	(1,146)	(1,258)	(3,575)	(1,453)

Provision (benefit) for income taxes	(30)	26	(357)	68

Net loss	(1,116)	(1,284)	(3,218)	(1,521)

Cumulative and imputed preferred stock dividends	(218)	(239)	(438)	(461)

Net loss attributable to common shareholders	$(1,334)	$(1,523)	$(3,656)	$(1,982)

Net loss per share -
Basic and diluted	$(0.15)	$(0.20)	$(0.42)	$(0.27)

Weighted average shares outstanding -
Basic and diluted	8,698,626	7,512,969	8,659,931	7,452,705

Comprehensive loss	$(1,113)	$(1,279)	$(3,217)	$(1,516)

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months ended June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,218)	$(1,521)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	995	417
Amortization of deferred financing costs and note discount	106	58
Employee stock-based compensation	9	39
Non-employee stock-based compensation	-	341
Non cash interest income	-	(24)
ESOP compensation expense	69	66
Deferred taxes, net	-	9
Allowance for doubtful accounts	42	41
Loss on disposal of property and equipment	4	-
Changes in operating assets and liabilities:
Accounts receivable	2,850	2,004
Due from related party	-	(429)
Inventory, net	(40)	(1,456)
Deferred costs	71	(628)
Prepaid expenses and other current assets	(318)	125
Other assets, net	4	(29)
Accounts payable	(169)	1,376
Accrued expenses and other current liabilities	(19)	(13)
Due to related parties	-	117
Unearned revenue	(229)	1,137
Net cash provided by operating activities	157	1,630

Cash flows from investing activities
Cash paid for acquisitions	-	(4,801)
Purchases of property and equipment	(11)	(20)
Net cash used in investing activities	(11)	(4,821)

Cash flows from financing activities
(Repayments) borrowings from lines of credit, net	(700)	(1,069)
Proceeds from issuance of term debt	1,000	4,033
Cash received in reverse recapitalization, net of expenses	-	1,500
Repayment of debt	(1,018)	(500)
Paid financing costs	(119)	(289)
Dividends paid	(154)	(321)
Net cash (used in) provided by financing activities	(991)	3,354
Effect on cash of foreign currency translation	8	(31)
Net (decrease) increase in cash	(837)	132
Cash at beginning of period	1,103	366
Cash at end of period	$266	$498

Supplemental disclosures of cash flow information:
Interest paid	$502	$290
Income taxes paid	33	56

Supplemental disclosure of non-cash financing activities:
Accrued and imputed dividends on preferred stock	$438	$234

See accompanying notes to unaudited condensed consolidated financial statements

NOTE 1 - DESCRIPTION OF BUSINESS

Description of Business

DecisionPoint Systems, Inc. (“DecisionPoint”, “Company”), through its subsidiaries is a provider of Enterprise Mobility Systems.  Enterprise Mobility Solutions are those computer systems that give an enterprise the ability to connect to people, control assets, and transact business from any location by using mobile computers, tablet computers, and smartphones to securely connect the mobile worker to the back office software systems that run the enterprise. Technologies that support Enterprise Mobility Solutions include national wireless carrier networks, Wi-Fi, local area networks, mobile computers, smartphones and tablets, mobile software applications, middleware and device security and management software.  The Company also provides professional services, proprietary and third party software and software customization as an integral part of its customized solutions for its customers.    The proprietary suite of software products utilizes the latest technologies to empower the mobile worker in many areas including merchandising, sales and delivery; field service; logistics and transportation; and warehouse management.

NOTE 2 - BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company at the dates and for the periods indicated.  The interim results for the periods ended June 30, 2013, are not necessarily indicative of results for the full 2013 fiscal year or any other future interim periods.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, DecisionPoint Systems International and Apex Systems Integrators, Inc. (“Apex”).  DecisionPoint Systems International has two wholly-owned subsidiaries, DecisionPoint Systems Group, Inc. (“DPS Group”) and CMAC, Inc. (“CMAC”).  Apex was acquired on June 4, 2012, and as such, the operating results of Apex have been consolidated into the Company’s consolidated results of operations beginning on June 5, 2012.  In addition, on July 31, 2012, the Company consummated an asset purchase agreement (“Asset Purchase Agreement”) with MacroSolve, Inc.  Pursuant to the Asset Purchase Agreement, the Company purchased the business (including substantially all the related assets) of the seller’s Illume Mobile division (“Illume Mobile”) and is a division of the Company.  The Company currently operates in one business segment.

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

Liquidity

In the quarter ended June 30, 2013, the Company experienced a decrease in revenue of $3.0 million compared to the quarter ended June 30, 2012, and a $1.0 million increase in revenue compared to the previous sequential quarter ended March 31, 2013.  In the six months ended June 30, 2013, the Company incurred approximately $0.9 million in increased expenses due to professional fees relating to the capital raising activities, the registration of common shares as a result of the Series D Preferred Stock offering and associated audit fees, and other matters such as employee termination costs. The Company experienced a net loss of $1.3 million and $3.7 million for the three and six month periods ended June 30, 2013, which were far in excess of the internal forecast maintained by the management team. In addition, the Company has a substantial working capital deficit totaling $(13.6) million at June 30, 2013.  Although a portion of this deficit is associated with deferred costs and unearned revenues and term debt that has been classified current due to expected future covenant violations (see further discussion at Note 7), the liabilities of the Company that are expected to be satisfied in the foreseeable future in cash far exceed the operating assets that are expected to be satisfied in cash. As a result, the availability under the Company’s credit line has contracted significantly and the Company’s overall liquidity has become significantly constrained.

To address these matters, the Company has embarked on a comprehensive review of its operations, which is expected to significantly reduce non-essential expenses and complete the integration of the Company’s acquisitions of Apex and Illume Mobile, which is expected to result in further cost savings.

On August 15, 2013, the Company entered into definitive subscription agreements with accredited investors for the sales of $1,756,400 in gross proceeds (including $200,000 from management and existing shareholders of the Company) for 2,927,333 shares of common stock.  The effective price of the offering was $0.60 per share of common stock. An initial closing for $1,556,400 was held on August 15, 2013.  The remaining $200,000 is expected to close shortly thereafter.  Additionally 1,463,667 warrants were issued at an exercise price of $1.00 per share, which are expected to receive liability accounting treatment under existing technical standards.  The Company received net proceeds of approximately $1.3 million from the initial closing, after deducting the placement agent’s fees of 10% and other offering expenses. (see Note 12 – Subsequent Event).

During 2012 and 2013, all principal payments on the Company’s term debt were made within payment terms. The Company was not in compliance with certain financial covenants under the agreements with Royal Bank of Canada, “RBC Credit Agreement” and BDC, Inc. “BDC Credit Agreement” as of December, 31, 2012, March 31, 2013 and June 30, 2013.  The Company has received waivers for non-compliance for past covenant violations and is currently discussing resetting debt covenants with these institutions to avoid  expected future violations.  Although management of the Company believes it is improbable that RBC and/or BDC will exercise their rights up to, and including, acceleration of the outstanding debt, there can be no assurance RBC and BDC will not exercise their rights pursuant to the provisions of the debt obligations. Accordingly, the Company has classified these debt obligations as current at June 30, 2013 (see Note 7 – Term Debt).

At July 31, 2013, the outstanding balance on the line of credit with Silicon Valley Bank (“SVB”) is $3.1 million, down from $4.2 million at April 30, 2013, and the availability under the line of credit has increased to $2.6 million (see Note 6 – Lines of Credit).  The Company relies on the line of credit to fund daily operating activities maintaining very little cash on hand.  As of December 31, 2012, the Company was in compliance with all of its financial covenants with SVB. As of May 31, 2013 and June 30, 2013, the Company was not in compliance with the Tangible Net Worth financial covenant as defined in the amended SVB Loan Agreement. SVB has agreed to temporarily forbear exercising their rights and remedies under the facility until August 28, 2013 and has agreed to waive the existing covenant violations if a gross capital raise of $1.5 million is completed by such date. The Company completed the capital raise and was able to achieve compliance with the forbearance agreement prior to August 28.2013. Accordingly, the Company believes that at the time of this filing it is in compliance with the terms and provisions of its SVB lending agreements.  Except for any capital raises through August 28, 2013, the minimum Tangible Net Worth requirement of a $(9.7) million deficit will be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation).  The Company estimates that its minimum Tangible Net Worth at July 31, 2013, giving pro forma effect for the net $1.3 million in capital raise closed to date in August, was approximately a $(9.1) million deficit, leaving approximately $0.6 million in Tangible Net Worth cushion over the requirement of the line of credit. Should the Company continue to incur losses in a manner consistent with its recent historical financial performance, the Company will violate this covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

In the near term, the Company’s successful restructuring of its operations and reduction of operating costs and/or its ability to raise additional capital at acceptable terms is critical to its ability to continue to operate for the foreseeable future.  If the Company continues to incur operating losses and/or does not raise sufficient additional capital, material adverse events may occur including, but not limited to, 1) a reduction in the nature and scope of the Company’s operations, 2) the Company’s inability to fully implement its current business plan and/or 3) continued defaults under the various loan agreements.  A covenant default would give the bank the right to demand immediate payment of all outstanding amounts which the Company would not be able to repay out of normal operations.  There are no assurances that the Company will successfully implement its plans with respect to these liquidity matters.  The unaudited condensed consolidated financial statements do not reflect any adjustment that may be required resulting from the adverse outcome relating to this uncertainty.

Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies during the six months ended June 30, 2013.  See Footnote 2 of the Company's consolidated financial statements included in the Company's 2012 Annual Report on Form 10-K filed on March 28, 2013, for a comprehensive description of the Company's significant accounting policies.

Concentration of Credit Risk - The Company derived approximately 11% and 15% of revenues from one customer, and 23% and 30% of revenues from the top three customers in the six months ended June 30, 2013 and 2012, respectively.  Additionally there was one customer which comprised 13% of accounts receivable at June 30, 2013.  Customer mix can shift significantly from year to year, but a concentration of the business with a few large customers is typical in any given year.  A decline in revenues could occur if a customer which has been a significant factor in one financial reporting period gives significantly less business in the following period.

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

Comprehensive Loss - Comprehensive loss is comprised of net loss and other comprehensive loss.  The only component of comprehensive loss is the foreign currency translation adjustments, which were nominal in amount.  There was no tax effect allocated to any component of other comprehensive loss during the periods presented.

Reclassifications - Certain reclassifications have been made to prior years to conform to current period financial statement presentation with no effect on our previously reported consolidated financial position, results of operations, or cash flows.

NOTE 3 – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The weighted-average basic and diluted shares for each of the six months ended June 30, 2013 and 2012 exclude approximately 0.5 million of ESOP shares that have not been committed to be released.

For periods presented in which there is a net loss, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive. All potentially dilutive securities are anti-dilutive due to the net loss incurred by the Company in the periods presented.

Potential dilutive securities consist of (in thousands):

	Six Months Ended June 30,
	2013	2012

Convertible preferred stock - Series A	270	270
Convertible preferred stock - Series B	131	131
Convertible preferred stock - Series C	-	1,415
Convertible preferred stock - Series D	7,042	-
Warrants to purchase common stock	981	277
Options to purchase common stock	544	702

Total potentially dilutive securities	8,968	2,795

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

Pursuant to the Asset Purchase Agreement, the Company may be required to make an additional payment (“Earn Out Payment”) to the seller of up to $500,000 of which 50% will be paid in cash, and 50% will be paid in shares of the common stock of the Company.  The value of the shares will be based on the closing price of the Company’s common stock on the one year anniversary of the Illume Closing Date.  The Earn Out Payment, if any, will be paid within 30 days of the one year anniversary of the Illume Closing Date. The Company accounted for the transaction using the purchase method of accounting and the operating results for Illume Mobile have been consolidated into the Company’s results of operations beginning on August 1, 2012.  At June 30, 2013 there is $107,000 accrued for the Earn Out Payment included in accrued earn out consideration in the unaudited condensed consolidated financial statements.

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

In consideration for the shares of Apex, the Company paid CDN$5,000,000 (US$4,801,000 at the Closing Date) (“Closing Amount”) in cash.  The Company may be required to pay up to an undiscounted amount of CDN$3,500,000 (US$3,360,700 at the Closing Date) in consideration for Apex achieving certain levels of adjusted earnings before interest, depreciation, taxes and amortization (“EBITDA”), as defined by the Purchase Agreement, in the period ended July 2013.  The fair value of the earn out was calculated to be approximately CDN$1,076,000 (US$1,033,000 at the Closing Date).  At June 30, 2013, there is CDN$1,076,000 (US$1,022,000) recorded as potential additional purchase consideration in the unaudited condensed consolidated financial statements.  The Company accounted for the transaction using the purchase method of accounting and the operating results for Apex have been consolidated into the Company’s results of operations beginning on June 5, 2012. The Company funded the purchase of Apex through borrowings as further explained below.

As part of the Purchase Agreement, the Company is obligated to pay bonus consideration to the CEO of Apex. Such bonus is considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not the CEO’s employment is retained.  The fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Closing Date).  At June 30, 2013 there is CDN$160,000 (US$151,000) recorded in accrued earn out consideration in the Company’s unaudited condensed consolidated balance sheets.

Pro Forma Financial Information (unaudited):

The following summarizes the Company’s unaudited consolidated results of operations for the three and six months ended June 30, 2012 as if the Apex and Illume Mobile acquisitions had occurred on January 1, 2012: (in thousands except per share data):

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
	As Reported	Pro Forma	As Reported	Pro Forma

Net sales	$17,767	$18,497	$35,577	$37,677
Net loss attributable to common shareholders	(1,523)	(2,325)	(1,982)	(3,866)

Net loss per share - basic and diluted	(0.20)	(0.27)	(0.27)	(0.46)

Included in the pro forma combined results of operations are the following adjustments for Apex: (i) amortization of intangible assets for the three and six months June 30, 2012 of $229,000 and $572,000, respectively (ii) a net increase in interest expense for the three and six months ended June 30, 2012 of $116,000 and $291,000, respectively.

Included in the pro forma combined results of operations are the following adjustments for Illume Mobile: (i) amortization of intangible assets for the three and six months ended June 30, 2012 of $53,000 and $106,000, respectively.  Net loss per share assumes the 325,000 shares issued in connection with the Apex acquisition and the 617,284 shares issued in connection with the Illume Mobile acquisition are outstanding for the period presented.

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

The combined amounts of Apex and Illume Mobile’s revenue and net loss since the respective acquisition dates included in the Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2013 were $1.2 million, ($0.5) million and $1.9 million, ($1.2) million, respectively, and for the three and six months ended June 30, 2012 were $0.2 million and $0.5, respectively.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

The following summarizes the transactions affecting goodwill through June 30, 2013 (in thousands):

Balance at December 31, 2012	$8,571

Effect of currency translation on Apex	(137)
Balance at June 30, 2013	$8,434

As of June 30, 2013 and December 31, 2012, the Company’s intangible assets and accumulated amortization consist of the following (in thousands):

	June 30, 2013			December 31, 2012
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer relationships	$3,288	$(1,307)	$1,981	$3,373	$(966)	$2,407
Contractor and resume databases	675	(338)	337	675	(270)	405
Tradename	870	(278)	592	893	(193)	700
Internal use software	2,840	(919)	1,921	2,978	(545)	2,433
Covenant not to compete	104	(55)	49	105	(27)	78

	$7,777	$(2,897)	$4,880	$8,024	$(2,001)	$6,023

The effect of foreign currency translation on the goodwill and intangible assets for the six months ended June 30, 2013 is approximately ($137,000)  and ($186,000).

NOTE 6 – LINES OF CREDIT

The Company has a $10.0 million revolving line of credit with Silicon Valley Bank (“SVB”) which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement (“SVB Loan Agreement”).  Under the SVB Loan Agreement as amended, SVB has also provided the Company with a term loan as discussed at Note 7.  The SVB Loan Agreement is secured by substantially all the assets of the Company and matures in February 2015.  As of June 30, 2013, the outstanding balance on the line of credit is approximately $2.6 million and the interest rate is 7.0%.  The line of credit has a certain financial covenant and other non-financial covenants.  As of December 31, 2012, the Company was in compliance with all of its financial covenants with SVB. As of May 31, 2013 and June 30, 2013, the Company was not incompliance with the Tangible Net Worth covenant as defined in the amended SVB Loan Agreement. On August 16, 2013, the Company and SVB signed an agreement (“Forbearance Agreement”) where SVB has agreed to temporarily forbear from exercising their rights and remedies under the facility until August 28, 2013 and has agreed to waive the existing covenant violations if a gross capital raise of $1.5 million is completed by such date.  The Company completed the capital raise and was able to achieve compliance with the forbearance agreement prior to August 28, 2013. Accordingly, the Company believes that at the time of this filing it is in compliance with the terms and provisions of its SVB lending agreements.  Except for any capital raises through August 28, 2013, the minimum Tangible Net Worth requirement of a $(9.7) million deficit will be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation).  The Company estimates that its minimum Tangible Net Worth at July 31, 2013, giving pro forma effect for the net $1.3 million in capital raise closed to date in August, was approximately a $(9.1) million deficit, leaving approximately $0.6 million in Tangible Net Worth cushion over the requirement of the line of credit. Should the Company continue to incur losses in a manner consistent with its recent historical financial performance, the Company will violate this covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

Availability under the line of credit was approximately $2.9 million as of June 30, 2013 and $2.6 million as of July 31, 2013.  The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the Loan Agreement.  No letters of credit were outstanding as of June 30, 2013 or December 31, 2012.

On February 27, 2013, the SVB Loan Agreement was amended to provide for 1) an extension of the termination date of the line of credit to February 28, 2015, 2) the modification of the line of credit borrowing base, advance rate and financial covenants, 3) the inclusion of an additional $1.0 million term loan (See further discussion at Note 7), 4) a modification of the rate of interest of the line of credit to 3.75% above SVB’s prime rate and 5) other various terms and provisions.

The Company is party to a credit agreement, dated June 4, 2012 (the “RBC Credit Agreement”) with Royal Bank of Canada (“RBC”).  Under the RBC Credit Agreement, the revolving demand facility allows for borrowings up to CDN$200,000 based upon eligible accounts receivable.  Interest is based on the Royal Bank Prime (“RBP”) plus 1.5% and is payable on demand.  As of June 30, 2013, the outstanding balance on the line of credit was $142,000 and the interest rate is 4.5%.  The RBC Credit Agreement is secured by the assets of Apex.  The revolving demand facility has certain financial covenants and other non-financial covenants.  As of June 30, 2013 and December 31, 2012, Apex was not in compliance with the Fixed Charge Coverage ratio covenant as defined in the RBC Credit Agreement.  At June 30, 2013, Apex was not in compliance with the Maximum Funded Debt to EBITDA ratio covenant as defined in the RBC Credit Agreement.  In March 2013 and May 2013, the Company received waivers for non-compliance of these covenants at December 31, 2012, March 31, 2013 and June 30, 2013.  The covenants were reset by RBC on August 16, 2013.  The Company does not believe that it will be in compliance with the reset covenants at December 31, 2013.  See further discussion regarding this condition at Note 7.

For the six months ended June 30, 2013 and 2012, the Company’s interest expense for the lines of credit, including amortization of deferred financing costs, was approximately $171,000 and $141,000, respectively.

RBC and SVB are party to a subordination agreement, pursuant to which RBC agreed to subordinate any security interest in assets of the Company granted in connection with the RBC Credit Agreement to SVB’s security interest in assets of the Company.

Under the RBC Credit Agreement, the lender provided Apex with a term loan as discussed at Note 7.

NOTE 7 – TERM DEBT

Term debt as of June 30, 2013, consists of the following (in thousands):

	Balance December 31, 2012	Additions	Payments	Amortization of Note Discount	Effect of Currency Translation	Balance June 30, 2013
RBC term loan	$2,090	$-	$(407)	$-	$(100)	$1,583
Note discount	(38)	-		13	$2	(23)
BDC term loan	1,705	-	-	-	(90)	1,615
Note discount	(31)	-		4	2	(25)
SVB term loan	1,000	-	(500)	-	-	500
Note discount	(4)	-	-	4	-	-
SVB term loan-2	-	1,000	(111)	-	-	889
Note discount	-	(19)	-	3	-	(16)

Total debt	$4,722	$981	$(1,018)	$24	$(186)	$4,523

Less contractual current portion						(1,591)
Less long term debt classified as current						(2,382)
Debt, net of current portion						$550

RBC Term Loan -- On June 4, 2012, Apex entered into the RBC Credit Agreement with RBC pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000, including a term facility (“RBC Term Loan”) in the amount of CDN $2,500,000 (US$2,401,000 at the Closing Date). The RBC Term Loan accrues interest at Royal Bank Prime (“RBP”) plus 4% (7% at December 31, 2012). Principal and interest is payable over a three year period at a fixed principal amount of CDN $70,000 a month beginning in July 2012 and continuing through June 2015. Apex paid approximately $120,000 in financing costs, which has been recorded as deferred financing costs or note discount in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2013, and is being amortized to interest expense over the term of the loan.

In addition, the RBC Term Loan calls for mandatory repayments based on 20% of Apex’s free cash flow as defined in the RBC Credit Agreement, before discretionary bonuses based on the annual year end audited financial statements of Apex, beginning with the fiscal year ended December 31, 2012, and payable within 30 days of the delivery of the annual audited financial statements, and continuing every six months through December 31, 2014. This amount is estimated to be $0 at June 30, 2013 and December 31, 2012.

The RBC Term Loan has certain financial covenants and other non-financial covenants. As of June 30, 2013 and December 31, 2012, Apex was not in compliance with the Fixed Charge Coverage ratio covenant as defined in the RBC Credit Agreement.  At June 30, 2013, Apex was not in compliance with the Maximum Funded Debt to EBITDA ratio covenant as defined in the RBC Credit Agreement.  In March 2013, May 2013 and August 2013, the Company received waivers for non-compliance of these covenants at December 31, 2012, March 31, 2013 and  June 30, 2013. The covenants were reset by RBC on August 16, 2013.  The Company does not believe that it will be in compliance with the reset covenants at December 31, 2013. The Company is currently further discussing adjusting the reset debt covenants with RBC.  Although the Company believes it is improbable RBC will exercise their rights up to, and including, acceleration of the outstanding debt, there can be no assurance that RBC will not exercise their rights pursuant to the provisions of the debt obligation.  Accordingly, the Company has classified the term debt obligation as current at June 30, 2013.

BDC Term Loan -- On June 4, 2012, Apex also entered into a loan agreement (the “BDC Loan Agreement”) with BDC Capital, Inc. (“BDC”), pursuant to which BDC made available to Apex a term credit facility (“BDC Term Loan”) in the aggregate amount of CDN $1,700,000 (USD $1,632,000 at the Closing Date). The BDC Term Loan accrues interest at the rate of 12% per annum, and matures on June 23, 2016, with an available one year extension for a fee of 2%, payable at the time of extension. In addition to the interest payable, consecutive quarterly payments of CDN$20,000 as additional interest are due beginning on June 23, 2012, and subject to compliance with bank covenants, Apex will make a mandatory annual principal payment in the form of a cash flow sweep which will be equal to 50% of the Excess Available Funds (as defined by the BDC Loan Agreement) before discretionary bonuses based on the annual year end audited financial statements of Apex. The maximum annual cash flow sweep in any year will be CDN$425,000. As of December 31, 2012 and at June 30, 2013, the Company estimates that the cash sweep will be approximately $0. Such payments will be applied to reduce the outstanding principal payment due on the maturity date. In the event that Apex’s annual audited financial statements are not received within 120 days of its fiscal year end, the full CDN$425,000 becomes due and payable on the next payment date. Apex paid approximately $70,000 in financing costs which has been recorded as deferred financing costs in the accompanying unaudited consolidated balance sheet as of June 30, 2013, and is being amortized to interest expense over the term of the loan.

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

The BDC Loan Agreement contains certain financial and non-financial covenants.  As of June 30, 2013 and December 31, 2012, Apex was not in compliance with the minimum working capital financial covenant.  In March 2013 and May 2013, the Company received waivers for non-compliance of these covenants at December 31, 2012, March 31, 2013 and June 30, 2013.  The Company is currently discussing resetting debt covenants with BDC.  Although the Company believes it is improbable that BDC will exercise their rights pursuant to the provisions of the debt obligation up to, and including, acceleration of the outstanding debt, there can be no assurance that BDC will not exercise their rights. Accordingly, the Company has classified the debt obligation as current at June 30, 2013.

In the event either or both of the RBC Loan Agreement or the BDC Loan Agreement were deemed to be in default, RBC or BDC, as applicable, could, among other things (subject to the rights of SVB as the Company’s senior lender), terminate the facilities, demand immediate repayment of any outstanding amounts, and foreclose on our assets. Any such action would require us to curtail or cease operations, as the Company does not currently have alternative sources of financing.

SVB Term Loan - On December 31, 2010, pursuant to an Assumption and Amendment to Loan and Security Agreement ("Amended SVB Loan Agreement"), the Company borrowed $3.0 million (the “SVB Term Loan”) from Silicon Valley Bank (“SVB”). The SVB Term Loan was due in 36 equal monthly installments of principal plus interest beginning on February 1, 2011. The SVB Term Loan is secured by substantially all of the assets of the Company except for the assets of Apex.  On May 20, 2011, pursuant to a Consent and Amendment to Loan and Security Agreement (“Amendment”), the maturity date was amended to April 30, 2012, with the remaining principal due on that date to be paid as a balloon payment.  On September 27, 2011, the agreement was amended and certain covenants were replaced or modified resulting in the Company being in full compliance at September 30, 2011. The principal amount outstanding under the SVB Term Loan accrues interest at a fixed rate equal to 9% per annum. In addition, a final payment equal to 2% of the aggregate amount of the SVB Term Loan is due on the earlier of the maturity date or the date the SVB Term Loan is prepaid. This final payment of $60,000 has been recorded as a discount to the SVB Term Loan, which is being amortized to interest expense through December 2013, using the effective interest method.

The Amended SVB Loan Agreement includes various customary covenants, limitations and events of default. Financial covenants, among others, include liquidity and fixed charge coverage ratios, minimum tangible net worth requirements and limitations on indebtedness.  As of December 31, 2012, the Company was in compliance with all of its financial covenants with SVB. As of May 31, 2013 and June 30, 2013, the Company was not incompliance with the Tangible Net Worth covenant as defined in the Amended SVB Loan Agreement. On August 16, 2013, the Company and SVB signed an agreement (“Forbearance Agreement”) where SVB has agreed to temporarily forbear from exercising their rights and remedies under the facility until August 28, 2013 and has agreed to waive the existing covenant violations if a gross capital raise of $1.5 million is completed by such date. The Company completed the capital raise and was able to achieve compliance with the forbearance agreement prior to August 28.2013.  Accordingly, the Company believes that at the time of this filing it is in compliance with the terms and provisions of its SVB lending agreements.  See further discussion regarding this matter at Note 6.

On September 27, 2011, pursuant to a Limited Waiver and Amendment to Loan and Security Agreement, the Loan Agreement was amended.

On February 27, 2013, the Company entered into an amended the Loan and Security Agreement which provided an additional term loan of $1,000,000. The new term loan is due in 36 monthly installments of principal plus accrued interest beginning on April 1, 2013. The additional term loan accrues interest at 7.5% per annum.

For the six months ended June 30, 2013 and 2012, the Company’s interest expense on the term debt, including amortization of deferred financing costs, was approximately $301,000 and $144,000, respectively.

In the event either or both RBC Loan Agreement and/or the BDC Loan Agreement were deemed to be in default, then the Amended SVB Loan agreement would be in default, which could, among other things, terminate the facility and term loan, demand immediate repayment of any outstanding amounts, and foreclose on our assets. Any such action would require us to curtail or cease operations, as the Company does not currently have alternative sources of financing.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue two classes of stock designated as common stock and preferred stock.  As of June 30, 2013, the Company is authorized to issue 110,000,000 total shares of stock.  Of that amount, 100,000,000 shares are common stock, each having a par value of $0.001.  The remaining 10,000,000 shares are preferred stock, each having a par value of $0.001, of which 500,000 shares are designated as Series A Preferred Stock, of which 269,608 are issued and outstanding, 500,000 shares are designated as Series B Preferred Stock, of which 131,347 are issued and outstanding, 5,000,000 shares are designated as Series C Preferred Stock, of which 0 shares are issued and outstanding and, 4,000,000 shares are designated as Series D Preferred Stock, of which 704,200 shares are issued and outstanding.

(a) Cumulative Convertible Preferred Stock

A summary of preferred stock outstanding as of June 30, 2013 is as follows (in thousands, except share data):

Description

Series A Preferred, $0.001 par value per share, 500,000 shares designated,
269,608 shares issued and outstanding, liquidation preference of $975
plus cumulative dividends of $324	$1,299
Series B Preferred, $0.001 par value per share, 500,000 shares designated,
131,347 shares issued and outstanding, liquidation preference of $380
plus cumulative dividends of $78	458
Series D Preferred, $0.001 par value per share, 4,000,000 shares designated,
704,200 shares issued and outstanding, liquidation preference of $7,042
(net of $1,374 in issuance costs) plus imputed dividends of $103	5,771

Total convertible preferred stock	$7,528

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

Series D Preferred Stock

The Series D Preferred Stock has a Stated Value of $10.00 per share, votes on an as-converted basis with the common stock, and is convertible, at the option of the holder, into such number of shares of our common stock equal to the number of shares of Series D Preferred Stock to be converted, multiplied by the Stated Value, divided by the Conversion Price in effect at the time of the conversion. The initial Conversion Price is $1.00, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions. The Series D Preferred Stock entitles the holder to cumulative dividends, payable quarterly, at an annual rate of (i) 8% of the Stated Value during the three year period commencing on the date of issue, and (ii) 12% of the Stated Value commencing three years after the date of issue. We may, at the Company’s option, pay dividends in PIK Shares, in which event the applicable dividend rate will be 12% and the number of such PIK Shares issuable will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of the Company’s common stock for the five prior consecutive trading days.  On July 16, 2013, the Company paid a cash dividend of $140,454 on the Series D preferred Stock for the period from April 1, 2013 to June 30, 2013.

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

The Series D Preferred Stock also contains registration rights which compel the Company to file a registration statement with the SEC within 60 days of the final closing date (December 31, 2012), and requires the registration statement to become effective within 90 days thereafter.  The initial registration statement was filed on February 12, 2013.  If the registration statement is not declared effective by May 12, 2013, a partial liquidated damage equal to 0.1% of the purchase price paid by each investor shall be payable on each monthly anniversary until the registration statement becomes effective.  In no event shall the partial liquidated damage exceed 0.6% of the purchase price paid by each investor. As of June 30, 2013, the Company accrued partial liquidated damages of $11,000; total liquidated damages were $18,000.  On July 30, 2013, the registration statement was declared effective by the U.S. Securities and Exchange Commission.

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

 (b) Common Stock

For the six months ended June 30, 2013

On April 26, 2013, the Company issued 70,207 shares of its common stock to 3 employees as part of a specified portion of their regular annual cash bonus.

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

(c) Warrants

The following table summarizes information about the Company’s outstanding common stock warrants as of June 30, 2013:
				Total		Weighted
				Warrants	Total	Average
	Date		Strike	Outstanding	Exercise	Exercise
	Issued	Expiration	Price	and Exercisable	Price	Price

Senior Subordinated Notes	Dec-09	Dec-14	$3.62	138,260	$500,000
Senior Subordinated Notes	Dec-09	Dec-14	4.34	138,260	600,000
Placement Agent Preferred Stock - Class D	Dec-12	Dec-17	1.10	704,200	774,620

				980,720	$1,874,620	$ 1.91

NOTE 9 – ESOP PLAN

The Company has an Employee Stock Ownership Plan (the “ESOP”) which covers all non-union employees.  The Company’s contribution expense for the six months ended June 30, 2013, was $89,000 representing approximately $69,000 for the ESOP principal payment and $20,000 for the ESOP interest.  ESOP shares are allocated to individual employee accounts as the loan obligation of the ESOP to the Company is reduced.  These amounts were previously calculated on an annual basis by an outside, independent financial advisor.   Compensation costs relating to shares released are based on the fair value of shares at the time they are committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for the six months ended June 30, 2013 was approximately $58,000.  The fair value of the shares was $1.04 per share, based on the average of the daily market closing share price.

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

A summary of the status of the Plans as of June 30, 2013, and information with respect to the changes in options outstanding is as follows:

			Weighted -
	Options		Average	Aggregate
	Available	Options	Exercise	Intrinsic
	for Grant	Outstanding	Price	Value

December 31, 2012	455,495	544,505	$1.82	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
June 30, 2013	455,495	544,505	$1.82	$-

Exercisable options at June 30, 2013		446,374	$1.75	$-

The following table summarizes information about stock options outstanding as of June 30, 2013:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$1.33 - 2.03	365,620	1.83	$1.65	355,461	1.79	$1.64
$2.06 - 4.34	178,885	7.85	2.16	90,913	7.79	2.16

Total	544,505	3.81	$1.82	446,374	3.01	$1.75

No awards were exercised during the six months ended June 30, 2013 and 2012, respectively.  The total fair value of awards vested for the six months ended June 30, 2013 and 2012 was $40,492.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period.  There were no stock option grants during the six months ended June 30, 2013 and 2012.

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

Employee stock-based compensation costs for the six months ended June 30, 2013 and 2012, was $21,000 and $39,000, respectively, and is included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.  As of June 30, 2013, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was $120,000 which is expected to be recognized over a weighted-average vesting period of 2.94 years.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its facilities and certain equipment under various operating leases which expire at various dates through fiscal 2018 and require us to pay a portion of the related operating expenses such as maintenance, property taxes, and insurance. There have been no material changes to our lease arrangements during the six months ended June 30, 2013.  Please refer to Note 14 to the audited consolidated financial statements for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2013.

Rent expense for the six months ended June 30, 2013 and 2012, was $348,000 and $194,000, respectively.

Apex Earn Out Obligations - If EBITDA (as uniquely defined in the agreement), of Apex for the twelve months ending July 31, 2013 (“2013 EBITDA”), is equal to or less than CDN$2,000,000, Apex shall pay an amount, to its former owners, equal to the product of the 2013 EBITDA multiplied by four less CDN$5,000,000 (“2013 EBITDA Basic Earn-Out Amount”), up to a maximum of CDN$3,000,000. An amount equal to 22.22% of the 2013 EBITDA Basic Earn-Out Amount shall be paid in cash and the balance shall be paid by Apex issuing a subordinated convertible note (the “Note”) (see Note 4).

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

The Company also entered into an employment agreement with Donald Dalicandro, the Chief Executive Officer of Apex, as a result of the Apex acquisition. Under the employment agreement, the Company further agreed Mr. Dalicandro would be appointed to the Company’s board of directors effective June 4, 2012, and would not be removed from the Company’s board of directors during the Earn-Out Period (as defined in the employment agreement) and the Bonus Period (as defined in the employment agreement) except by death, bankruptcy, incapacity or voluntary resignation. The agreement calls for annual bonus upon achieving certain results of operation at Apex for the 12 months ending July 31, 2013, 2014, and 2015.  Such bonuses are considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not his employment is retained (see Note 4).

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

Under the Company’s bylaws, directors and officers have certain rights to indemnification by the Company against certain liabilities that may arise by reason of their status or service as directors or officers.  The Company maintains director and officer insurance, which covers certain liabilities arising from the obligation to indemnify directors and officers and former directors in certain circumstances.  No material indemnification liabilities were accrued at June 30, 2013.

The Company is party to employment agreements with certain of its key executive officers as of June 30, 2013.  The agreements do not provide for any material, out of ordinary course of business provisions or benefits.

Included in the key executive officer agreements is an employment agreement with its Chief Operating Officer.  Pursuant to the agreement, the officer is entitled to an annual bonus calculated pursuant to terms set forth in the agreement. The agreement also contains a severance provision providing up to twelve months of salary in certain situations.

NOTE 12 – SUBSEQUENT EVENT

On August 15, 2013, the Company entered into definitive subscription agreements with accredited investors for the sale of $1,756,400 in gross proceeds (including $200,000 from management and existing shareholders of the company) for 2,927,333 shares of common stock and 1,463,667 warrants.  An initial closing for $1,556,400 was held on August 15, 2013.  The remaining $200,000 is expected to close shortly thereafter.  Each warrant is exercisable at $1.00 per share. The warrants are expected to receive liability accounting treatment under existing technical standards. The Company received net proceeds of approximately $1.3 million from the initial closing, after deducting approximately $259,000 in placement agent’s fees and other offering expenses.

The Company paid the Placement Agent $155,400 in commissions (equal to 10% of the gross proceeds), and issued to the Placement Agent five-year warrants (the “Placement Agent Warrants”) to purchase 292,733 shares of our common stock (equal to 10% of the number of shares of common stock underlying the Common Shares sold under the Purchase Agreement) at an exercise price of $0.60 per share. The investors will include certain of our officers, directors and employees, who will purchase an aggregate of $100,000 of common shares. The warrants are expected to receive liability accounting treatment under existing technical standards.

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

Pro Forma Disclosure of Financial Information (unaudited)

The following table summarizes our unaudited consolidated results of operations for the six months ended June 30, 2012 as if the Apex and Illume acquisitions had occurred on January 1, 2012 (in thousands except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012

	As Reported	Pro Forma	As Reported	Pro Forma

Net sales	$17,767	$18,497	$35,577	$37,677
Net loss attributable to common shareholders	(1,523)	(2,325)	(1,982)	(3,866)

Net loss per share - basic and diluted	(0.20)	(0.27)	(0.27)	(0.46)

Included in the pro forma combined results of operations are the following adjustments for Apex: (i) amortization of intangible assets for the three and six months ended June 30, 2012 of $229,000 and $572,000, respectively, (ii) a net increase in interest expense for the three and six months ended June 30, 2013 of $116,000 and $291,000, respectively.

Included in the pro forma combined results of operations are the following adjustments for Illume Mobile: (i) amortization of intangible assets for the three and six months ended June 30, 2012 of $53,000 and $106,000, respectively.  Net loss per share assumes the 325,000 shares issued in connection with the Apex acquisition and the 617,284 shares issued in connection with the Illume Mobile acquisition are outstanding for each period presented (see “Note 4 – Business Combinations” in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements).

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

Recent Business Developments

During the second quarter of 2013, we released a number of enhancements to its APEXWare Field Service software platform.  The first major enhancement was the introduction of support for the IOS operating system and Apple’s iPad tablet computer series.  Tablet computers and specifically the iPad are gaining acceptance with many field service providers and as such supporting this new technology and form factor extends the potential market for APEXWare Field Service.  The second major enhancement is the support of the Android operating system.  As field service organizations look for new and less expensive mobile computers, smart phones are increasing being selected by many Field Service organizations.  Additionally, the traditional rugged mobile computer manufacturers such as Intermec and Motorola are releasing new ruggedized mobile computers based on the Android operating system.  These devices are specifically suited for Field Service providers that require hardened devices or peripheral support such as barcode scanning.  All the APEXWare™ Field Service business functions are available on the iPad and Android devices including:

• Work Order Management
• Parts Inventory Management
• Parts Ordering
• Asset Management
• Time and Labor Reporting
• Custom Forms Data Collection

Company History

DecisionPoint Systems, Inc., formerly known as Comamtech, Inc. (the "Company”, “DecisionPoint”, “we”, “our” or “us”), was incorporated on August 16, 2010, in Canada under the laws of the Ontario Business Corporations Act (“OCBA”).  On June 15, 2011, we entered into a Plan of Merger (“Merger Agreement”) among the Company, its wholly-owned subsidiary, 2259736 Ontario Inc., incorporated under the laws of the Province of Ontario, Canada (“Purchaser”) and DecisionPoint Systems, Inc. (“Old DecisionPoint”).  Pursuant to the Merger Agreement, under Section 182 of the OCBA, on June 15, 2011 (“Effective Date”), Old DecisionPoint merged (“Merger”) into the Purchaser and became a wholly-owned subsidiary of the Company.  Prior to the Merger, Comamtech was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (“Exchange Act”)).  In connection with the Merger, we changed our name to DecisionPoint Systems, Inc., and the Purchaser changed its name to DecisionPoint Systems International, Inc. (“DecisionPoint Systems International”).  On June 15, 2011, both companies were reincorporated in the State of Delaware.  Since the Merger, the business conducted by us has been the business conducted by Old DecisionPoint prior to the Merger.

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

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Total revenue	$14,721	$17,767	(17.1%)	$28,493	$35,577	(19.9%)
Gross profit	$3,566	3,719	(4.1%)	$6,390	7,463	(14.4%)
Total operating expenses	$4,464	4,802	(7.1%)	$9,496	8,629	10.1%
Loss from operations	$(898)	(1,083)	(17.1%)	$(3,106)	(1,166)	166.5%
Loss before provision for income taxes	$(1,146)	(1,258)	(8.9%)	$(3,575)	(1,453)	146.1%

Total Revenue

Revenues for the three and six months ended June 30, 2013 and 2012 is summarized below:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Hardware	$8,524	$11,864	(28.1%)	$16,854	$24,631	(31.6%)
Professional services	4,411	4,292	2.8%	8,344	7,900	5.6%
Software	1,461	1,047	39.5%	2,536	1,861	36.3%
Other	325	564	(42.5%)	759	1,185	(36.0%)
	$14,721	$17,767	(17.1%)	$28,493	$35,577	(19.9%)

Revenues were $14.7 million for the three months ended June 30, 2013, compared to $17.8 million for the same period ended June 30, 2012, a decrease of $3.1 million or 17.1%.  The decrease in revenue was partially offset due to the inclusion of the operating results of our Apex and Illume Mobile acquisitions in mid-2012.  Revenues for Apex were $0.9 million for the three months ended June 30, 2013, compared to $0.2 million for the same period ended June 30, 2012.  Revenues for Illume Mobile were $0.3 million in the three months ended June 30, 2013.  Excluding the impact of Apex and Illume Mobile acquisitions in mid-2012, revenues decreased by $4.1 million, or 23.2% over the same quarter in the prior year with the largest decrease occurring in hardware sales where sales decreased by 28.1%.

Revenues were $28.5 million for the six months ended June 30, 2013, compared to $35.6 million for the same period ended June 30, 2012, a decrease of $7.1 million or 19.9%.  The decrease in revenue was partially offset due to the inclusion of the operating results of our Apex and Illume Mobile acquisitions in mid-2012.  Revenues for Apex were $1.4 million for the six months ended June 30, 2013, compared to $0.2 million for the same period ended June 30, 2012.  Revenues for Illume Mobile were $0.5 million in the six months ended June 30, 2013.  Excluding the impact of Apex and Illume Mobile acquisitions in mid-2012, revenues decreased by $8.8 million, or 24.8% over the same period in the prior year with the largest decrease occurring in hardware sales where sales decreased by 31.6%.

The improved economic conditions in the U.S. which had begun in the first half of 2010, and continued improvement throughout 2011 and 2012 had a positive effect on our sales in those years.  Prior to 2010, major retail chains had deferred new technology implementation and delayed systems’ refresh.  Conversely, the economic environment in 2012 stabilized whereupon we benefitted from renewed interest and more importantly, fundamental need to implement new cost saving technology.  In the first and second quarter of 2013, we did not have the same level of customers with new technology implementation and systems’ refresh.  As a result, the hardware revenues for the three and six months ended June 30, 2013 declined by 28.1% and 31.6%, respectively, which was due to the decrease in system upgrades of mobile computing at the retail level.  The slight increase in professional services for the three and six months ended June 30, 2013 compared to the same period in 2012 of 2.8% and 5.6%, respectively, relates to deployment and staging services to support our customers’ prior technology upgrades.  Our increase in software revenues for the three and six months ended June 30, 2013 compared to the same periods in 2012 is attributable to contributions of software revenues from the Apex and Illume Mobile acquisitions.  The slight decrease in other revenues relates to a reallocation of our corporate resources away from the lower volume for consumables and towards the professional services business.

Cost of Sales

Cost of sales for the three and six months ended June 30, 2013 and 2012 is summarized below:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Hardware	$6,851	$9,931	(31.0%)	$13,613	$20,504	(33.6%)
Professional services	2,865	2,958	(3.2%)	5,658	5,411	4.6%
Software	1,206	795	51.7%	2,286	1,467	55.9%
Other	233	364	(35.9%)	546	732	(25.4%)
	$11,155	$14,048	(20.6%)	$22,103	$28,114	(21.4%)

The types of expenses included in the cost of sales line are hardware costs, third party licenses, costs associated with third party professional services, salaries and benefits for project managers and software engineers, freight, consumables and accessories.

Cost of sales were $11.2 million for the three months ended June 30, 2013, compared to $14.0 million for the same period ended June 30, 2012, a decrease of $2.8 million or 20.0%.  The decrease in cost of sales for hardware of 31.0% for the three months ended June 30, 2013 compared to the same period in 2012 was slightly higher than the hardware revenue decrease due to fewer large hardware orders which usually have reduced pricing.  The decrease in cost of sales for professional services from the three months ended June 30, 2013 to the three months ended June 30, 2012 was 3.2%, compared to the revenue growth rate of 2.8% and was due to a decrease in professional service personnel.  The increase in cost of sales for software of 51.7% for the three months ended June 30, 2013 compared to the same period in 2012 was slightly higher due to the impact of software intangible asset amortization. The decrease in other cost of sales relates to the decrease in the other revenues.

Cost of sales were $22.1 million for the six months ended June 30, 2013, compared to $28.1 million for the same period ended June 30, 2012, a decrease of $6.0 million or 21.4%. The decrease in cost of sales for hardware of 33.6% for the six months ended June 30, 2013 compared to the same period in 2012 was slightly higher that the hardware revenue decrease due to a fewer large orders which usually have reduced pricing. The increase in cost of sales for professional services from the six months ended June 30, 2013 to the six months ended June 30, 2012 was 4.6% compared to the revenue growth rate of 5.6%. The increase in cost of sales for software of 55.9% for the six months ended June 30, 2013 compared to the same period in 2012 was slightly higher due to the impact of software intangible asset amortization. The decrease in other cost of sales relates to the decrease on other revenues.

Gross Profit

Our gross profit was $3.6 million for the three months ended June 30, 2013, compared to $3.7 million for the same period ended June 30, 2012, a decrease of $0.1 million or 4.1%.  Our gross margin percentage increased by 330 basis points to 24.2% in 2013, from 20.9% in the comparable period of 2012.

Our gross profit was $6.4 million for the six months ended June 30, 2013, compared to $7.5 million for the same period ended June 30, 2012, a decrease of $1.1 million or 14.4%.  Our gross margin percentage increased by 140 basis points to 22.4% in 2013, from 21.0% in the comparable period of 2012.

The increase in gross margin percentage for the three and six months ended June 30, 2013 is due to continued implementation of increased cost control for the products and services which we resell, and our professional service costs were positively impacted by our better utilization associated with greater recognized revenue from these services in the current three and six months and therefore, we realized higher margins on those services. Additionally, these increases are partially offset due to amortization of intangible software assets, offset by the lower volume of hardware sales which carry a lower gross margin, combined with a higher proportion of sales from professional services.

Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Selling, general and administrative expenses	$4,464	$4,803	(7.1%)	$9,496	$8,628	10.1%
As a percentage of sales	30.3%	27.0%	3.3%	33.3%	24.3%	9.1%

Selling, general and administrative expenses were $4.5 million for the three months ended June 30, 2013, compared to $4.8 million for the same period in the prior year.  This represents a decrease of $0.3 million, or 7.1%. The decrease was primarily due to reduced Legal and other professional fees.

Selling, general and administrative expenses were $9.5 million for the six months ended June 30, 2013, compared to $8.6 million for the same period in the prior year.  This represents an increase of $0.9 million, or 10.1%. The increase was partially due to the addition of the Apex and Illume Mobile businesses which added $1.2 million compared to the same period in the prior year in selling, general and administrative costs to operate those businesses.  Additionally, there was an increase in sales salary related expenses of $0.9 million which, in part relates to the expansion of the sales force in the U.S. tasked with bringing the APEXWare™ product to the U.S. market.

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Depreciation and amortization
In cost of sales	$0.2	$0.1	246.2%	$0.4	$0.1	500.4%
In operating expenses	0.3	0.2	48.1%	0.6	0.3	69.1%
Total depreciation and amortization	$0.5	$0.3	93.4%	$1.0	$0.4	139.6%
As a percentage of sales	3.4%	1.4%		3.5%	1.2%

In addition to the differences above, selling, general and administrative costs were higher for the six months ended June 30, 2013 due to amortization of intangible assets as a result of the Apex and Illume acquisitions in 2012.

Interest Expense

Interest expense, which is related to our line of credit, subordinated debt, was $0.3 million for the three months ended June 30, 2013, compared to $0.2 million for the same period in the prior year.

Interest expense, which is related to our line of credit, subordinated debt, was $0.5 million for the six months ended June 30, 2013, compared to $0.3 million for the same period in the prior year.

The $0.2 million increase in interest expense for the three and six months ended June 30, 2013 compared to the same period in the prior year was the result of increased general debt obligations and relating to the Apex acquisition.  On June 4, 2012 Apex entered in to the RBC Credit Agreement, borrowing CDN $2,500,000 at an interest rate of RBP plus 4%.  The RBC Credit Agreement also includes a revolving demand facility with an authorized limit of CDN $200,000 at an interest rate of RBP plus 1.5%.  On June 4, 2012 Apex also entered in to the BDC Loan Agreement, borrowing CDN $1,700,000 at the rate of 12% per annum.  Additionally, on February 27, 2013, we entered into an amendment to the Loan and Security Agreement with SVB which provided an additional term loan of $1 million at a rate of 7.5%.  Due to these additional borrowings, interest expense was higher during the three and six months ended June 30, 2013.

Liquidity and Capital Resources

Cash and Cash Flow

Although we have historically experienced losses, a material part of those losses were from non-cash transactions (refer to the accompanying unaudited Condensed Consolidated Statements of Cash Flows.) In connection with these losses, we have accumulated substantial net operating loss carry-forwards to off-set future taxable income. In order to maintain normal operations for the foreseeable future, we must continue to have access to our line of credit, become profitable and/or access additional equity capital. There can be no assurance that we will become profitable or that we can continue to raise additional funds required to continue our normal operations. The accompanying consolidated financial statements do not include any adjustments that would be required should we not be successful with these activities.

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity.  For the six months ended June 30, 2013, our revenue decreased approximately 19.9%, compared to the six months ended June 30, 2012, partially due to the lower level of retail customers’ system refreshes and system implementations.  We also had an increased level of selling, general and administrative expenses in the first six months of 2013 compared to the same period in 2012 due to inclusion of the results from Apex and Illume Mobile along with increased selling expenses, professional expenses and investor relations expenses related to being a public company along with an increase in amortization expense of intangible assets, all resulted in higher operating loss for the first six months of 2013.

We believe that our strategic shift to higher margin field mobility solutions with additional APEXWare™ software and professional service revenues will improve our results as economic conditions continue to improve.

In the quarter ended June 30, 2013, we experienced a decrease in revenue of $3.0 million compared to the quarter ended June 30, 2012, and a $1.0 million increase in revenue compared to the previous sequential quarter ended March 31, 2013.  In the six months ended June 30, 2013, we incurred approximately $0.9 million in increased expenses due to professional fees relating to the capital raising activities, the registration of common shares as a result of the Series D Preferred Stock offering and associated audit fees, and other matters such as employee termination costs. We experienced a net loss of $1.3 million and $3.7 million for the three and six month periods ended June 30, 2013, which were far in excess of the internal forecast maintained by the management team. In addition, we have a substantial working capital deficit totaling $(13.6) million at June 30, 2013.  Although a portion of this deficit is associated with deferred costs and unearned revenues and term debt that has been classified current due to expected future covenant violations (see further discussion at Note 7), our liabilities that are expected to be satisfied in the foreseeable future in cash far exceed the operating assets that are expected to be satisfied in cash. As a result, the availability under our credit line has contracted significantly and our overall liquidity has become significantly constrained.

To address these matters, we have embarked on a comprehensive review of our operations, which is expected to significantly reduce non-essential expenses and complete the integration of our acquisitions of Apex and Illume Mobile, which is expected to result in further cost savings.

On August 15, 2013, we entered into definitive subscription agreements with accredited investors for the sales of $1,756,400 in gross proceeds (including $200,000 from management and existing shareholders of the Company) for 2,927,333 shares of common stock.  The effective price of the offering was $0.60 per share of common stock. An initial closing for $1,556,400 was held on August 15, 2013.  The remaining $200,000 is expected to close shortly thereafter.  Additionally 1,463,667 warrants were issued at an exercise price of $1.00 per share, which are expected to receive liability accounting treatment under existing technical standards.  We received net proceeds of approximately $1.3 million from the initial closing, after deducting the placement agent’s fees of 10% and other offering expenses. (see Note 12 – Subsequent Event).

During 2012 and 2013, all principal payments on our term debt were made within payment terms. We were not in compliance with certain financial covenants under the agreements with Royal Bank of Canada, “RBC Credit Agreement” and BDC, Inc. “BDC Credit Agreement” as of December, 31, 2012, March 31, 2013 and June 30, 2013.  We have received waivers for non-compliance for past covenant violations and are currently discussing resetting debt covenants with these institutions to avoid currently expected future violations.  Although we believe it is improbable that RBC and/or BDC will exercise their rights up to, and including, acceleration of the outstanding debt, there can be no assurance RBC and BDC will not exercise their rights pursuant to the provisions of the debt obligations. Accordingly, we have classified these debt obligations as current at June 30, 2013 (see Note 7 – Term Debt).

At July 31, 2013, the outstanding balance on the line of credit with Silicon Valley Bank (“SVB”) is $3.1 million, down from $4.2 million at April 30, 2013, and the availability under the line of credit has increased to $2.6 million (see Note 6 – Lines of Credit).  We rely on the line of credit to fund daily operating activities maintaining very little cash on hand.  As of December 31, 2012, we were in compliance with all of our financial covenants with SVB. As of May 31, 2013 and June 30, 2013, we were not in compliance with the Tangible Net Worth financial covenant as defined in the amended SVB Loan Agreement. SVB has agreed to temporarily forbear from exercising their rights and remedies under the facility until August 28, 2013 and has agreed to waive the existing covenant violations if a gross capital raise of $1.5 million is completed by such date. We completed the capital raise and were able to achieve compliance with the forbearance agreement prior to August 28, 2013. Accordingly, we believe that at the time of this filing it is in compliance with the terms and provisions of its SVB lending agreements.  Except for any capital raises through August 28, 2013, the minimum Tangible Net Worth requirement of a $(9.7) million deficit will be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation).  We estimate that its minimum Tangible Net Worth at July 31, 2013, giving pro forma effect for the net $1.3 million in capital raise closed to date in August, was approximately a $(9.1) million deficit, leaving approximately $0.6 million in Tangible Net Worth cushion over the requirement of the line of credit. Should we continue to incur losses in a manner consistent with its recent historical financial performance, we will violate this covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

In the near term, our successful restructuring of our operations and reduction of operating costs and/or its ability to raise additional capital at acceptable terms is critical to its ability to continue to operate for the foreseeable future.  If we continue to incur operating losses and/or does not raise sufficient additional capital, material adverse events may occur including, but not limited to, 1) a reduction in the nature and scope of the Company’s operations, 2) the Company’s inability to fully implement its current business plan and/or 3) continued defaults under the various loan agreements.  A covenant default would give the bank the right to demand immediate payment of all outstanding amounts which the Company would not be able to repay out of normal operations.  There are no assurances that the Company will successfully implement its plans with respect to these liquidity matters.  The unaudited condensed consolidated financial statements do not reflect any adjustment that may be required resulting from the adverse outcome relating to this uncertainty.

As a matter of course, we do not maintain significant cash balances on hand since we are financed by a line of credit.  Typically, we use any excess cash to repay the then outstanding line of credit balance.  As long as we continue to generate revenues and meet our financial covenants, we are permitted to draw down on our line of credit to fund our normal working capital needs.  As of June 30, 2013, the outstanding balance on our SVB line of credit was approximately $2.6 million and the interest rate is 7.0%.  As of June 30, 2013, there was $2.9 million available under the line of credit.  As of July 31, 2013, the outstanding balance under the line of credit was $3.1 million and there was $2.6 million available under the line of credit.  On February 27, 2013, we obtained an additional $1.0 million term loan from SVB (see below under “2013 Financing” for terms of the line of credit and the term loan.)

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

As of June 30, 2013 and December 31, 2012, we had cash of approximately $0.3 million and $1.1 million, respectively.  We have used, and plan to use, such cash for general corporate purposes, including working capital.

As of June 30, 2013, we had negative working capital of $13.6 million and total stockholders’ deficit of ($2.5) million.  As of December 31, 2012, we had negative working capital of $9.1 million and total stockholders’ equity of $0.9 million.  At June 30, 2013, included in current liabilities is unearned revenue of $7.3 million, which reflects services that are to be performed in future periods but that have been paid and/or accrued for and therefore, would not represent additional future cash outflows.  At June 30, 2013, included in current assets are deferred costs of $4.0 million which reflect costs paid for third party extended maintenance services that are being amortized over their respective service periods, which do not generally represent future cash inflows.  The increase in the unearned revenue, offset by the deferred costs, continues to provide a benefit in future periods as the amounts convert to net realized revenue.

2013 Financing and Common Stock Private Placement

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

The Loan Agreement includes customary covenants, limitations and events of default. Financial covenants which may materially impact our liquidity include minimum liquidity and fixed charge coverage ratios (1.5 to 1), minimum tangible net worth requirements ($9.7 million) and limitations on indebtedness. Additionally, the Loan Agreement has customary cross-default covenants which will cause us to be in default if we are in default in other loan agreements.  As of December 31, 2012, we were in compliance with all of our financial covenants with SVB. As of May 31, 2013 and June 30, 2013, we were not on compliance with the Tangible Net Worth financial covenant as defined in the amended SVB Loan Agreement.

On August 16, 2013, we signed an agreement with SVB (“Forbearance Agreement”) where SVB has agreed to temporarily forbear from exercising their rights and remedies under the facility until August 28, 2013 and has agreed to waive the existing covenant violations if a gross capital raise of $1.5 million is completed by such date.  We completed the capital raise and were able to achieve compliance with the Forbearance Agreement prior to August 28, 2013. Accordingly, we believe that at the time of this filing it is compliance with the terms and provisions of its SVB lending agreements.  Except for any capital raises through August 28, 2013, the minimum Tangible Net Worth requirement of a $(9.7) million deficit will be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation).  We estimate that its minimum Tangible Net Worth at July 31, 2013, giving pro forma effect for the net $1.3 million in capital raise closed to date in August, was approximately a $(9.1) million deficit, leaving approximately $0.6 million in Tangible Net Worth cushion over the requirement of the line of credit. Should we continue to incur losses in a manner consistent with its recent historical financial performance, we will violate this covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

Common Stock Private Placement

On August 15, 2013, we entered into definitive subscription agreements with accredited investors for the sale of $1,756,400 in gross proceeds (including $200,000 from management and existing shareholders of the company) for 2,927,333 shares of common stock and 1,463,667 warrants. The warrants are expected to receive liability accounting treatment under existing technical standards. An initial closing for $1,556,400 was held on August 15, 2013.  The remaining $200,000 is expected to close shortly thereafter.  Each warrant is exercisable at $1.00 per share.  We received net proceeds of approximately $1.3 million from the initial closing, after deducting approximately $259,000 in placement agent’s fees and other offering expenses.

We paid the Placement Agent $155,400 in commissions (equal to 10% of the gross proceeds), and issued to the Placement Agent five-year warrants (the “Placement Agent Warrants”) to purchase 292,733 shares of our common stock (equal to 10% of the number of shares of common stock underlying the Common Shares sold under the Purchase Agreement) at an exercise price of $0.60 per share. The investors will include certain of our officers, directors and employees, who will purchase an aggregate of $100,000 of common shares. The warrants are expected to receive liability accounting treatment under existing technical standards.

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

In addition, the RBC Term Loan calls for mandatory repayments based on 20% of Apex’s free cash flow as defined in the RBC Credit Agreement, before discretionary bonuses based on the annual year end audited financial statements of Apex, beginning with the fiscal year ended December 31, 2012, and payable within 30 days of the delivery of the annual audited financial statements, and continuing every six months through December 31, 2014. As of June 30, 2013 and December 31, 2012, the Company estimates that the mandatory repayment based on 20% of Apex’s free cash flow will be $0.

The RBC Term Loan has certain financial covenants and other non-financial covenants.  As of June 30, 2013 and December 31, 2012, Apex was not in compliance with the Fixed Charge Coverage ratio (as defined by the RBC Credit Agreement).  The Fixed Charge Coverage ratio of not less than 1.25:1 is calculated as the ratio of the trailing twelve months of earnings before interest, taxes, depreciation and amortization (“EBITDA”) to loan payments and interest charges for the RBC Credit Agreement and the BDC Term Loan.  Our calculation of the Fixed Charge Coverage ratio at June 30, 2013 and December 31, 2012 is 0.58:1 and 0.86:1, respectively.  Additionally, at June 30, 2013 we were not in compliance with the Maximum Funded Debt to EBITDA ratio.  In order to be in compliance with this covenant, we need a ratio of not less than 2.25:1.  At June 30, 2013 our maximum funded debt to EBITDA ratio was 2.29:1.  Under the RBC Credit Agreement, violation of this covenant is an Event of Default which grants RBC the right to demand immediate payment of outstanding balances.  In March 2013, May 2013 and August 2013, we received waivers for non-compliance of these covenants at December 31, 2012, March 31, 2013 and June 30, 2013.  The covenants were reset by RBC on August 16, 2013.  We do not believe that we will be in compliance with the reset covenants at December 31, 2013. We are currently further discussing adjusting the reset debt covenants with RBC.  Although we believe it is improbable RBC will exercise their rights up to, and including, acceleration of the outstanding debt, there can be no assurance that RBC will not exercise their rights pursuant to the provisions of the debt obligation.  Accordingly, we has classified the term debt obligation as current at June 30, 2013.

On June 4, 2012, Apex also entered into the BDC Loan Agreement with BDC Capital Inc. (“BDC”), a wholly-owned subsidiary of Business Development Bank of Canada, pursuant to which BDC made available to Apex a term credit facility (“BDC Credit Facility”) in the aggregate amount of CDN $1,700,000 (USD $1,632,340 at the Closing Date). The BDC Term Loan accrues interest at the rate of 12% per annum, and matures on June 23, 2016, with an available one year extension for a fee of 2%, payable at the time of extension. In addition to the interest payable, consecutive quarterly payments of CDN$20,000 as additional interest are due beginning on June 23, 2012, and subject to compliance with bank covenants, Apex will make a mandatory annual principal payment in the form of a cash flow sweep which will be equal to 50% of the Excess Available Funds (as defined by the BDC Loan Agreement) before discretionary bonuses based on the annual year end audited financial statements of Apex. The maximum annual cash flow sweep in any year will be CDN$425,000. As of June 30, 2013 and December 31, 2012, the Company estimated the cash sweep will be approximately $0.  Such payments will be applied to reduce the outstanding principal payment due on the maturity date. In the event that Apex’s annual audited financial statements are not received within 120 days of its fiscal year end, the full CDN$425,000 becomes due and payable on the next payment date. Apex paid approximately $70,000 in financing costs which has been recorded as deferred financing costs and is being amortized to interest expense over the term of the loan.

The BDC Loan Agreement contains certain financial and non-financial covenants which may materially impact our liquidity, including minimum working capital requirements, tangible net worth requirements and limitations on additional indebtedness.  As of June 30, 2013 and December 31, 2012, Apex was not in compliance with the minimum working capital financial covenant.  In order to be in compliance with the minimum working capital requirement at June 30, 2013 and December 31, 2012, we would have needed an additional $0.7 and $0.5 million in working capital, respectively.  Under the BDC Loan Agreement, violation of this covenant is an Event of Default which grants BDC the right to demand immediate payment of outstanding balances.  In March 2013 and May 2013, we received waivers for non-compliance of these covenants at December 31, 2012, March 31, 2013 and June 30, 2013.  We are currently discussing resetting debt covenants with BDC.  Although we believe it is improbable that BDC will exercise their rights pursuant to the provisions of the debt obligation up to, and including, acceleration of the outstanding debt, there can be no assurance that BDC will not exercise their rights. Accordingly, we have classified the debt obligation as current at June 30, 2013.

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

In the event either or both of the RBC Loan Agreement or the BDC Loan Agreement were deemed to be in default, RBC or BDC, as applicable, could, among other things (subject to the rights of SVB as the Company’s senior lender), terminate the facilities, demand immediate repayment of any outstanding amounts, and foreclose on our assets. Any such action would require us to curtail or cease operations. The Company does not have alternative sources of financing.

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

The Series D Preferred Stock also contains registration rights which compel the Company to file a registration statement with the SEC within 60 days of the final closing date (December 31, 2012), and requires the registration statement to become effective within 90 days thereafter.  The initial registration statement was filed on February 12, 2013.  If the registration statement is not declared effective by May 12, 2013, a partial liquidated damage equal to 0.1% of the purchase price paid by each investor shall be payable on each monthly anniversary until the registration statement becomes effective.  In no event shall the partial liquidated damage exceed 0.6% of the purchase price paid by each investor. As of June 30, 2013, the Company accrued partial liquidated damages of $11,000, total liquidates damages were $18,000.  On July 30, 2013, the registration statement was declared effective by the U.S. Securities and Exchange Commission.

Cash Flows from Operating, Investing and Financing Activities

Information about our cash flows, by category, is presented in the accompanying Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the six months ended June 30, 2013 and 2012 (in millions):

	Six Months Ended
	June 30,
	2013	2012	Increase/(Decrease)

Operating activities	$0.2	$1.6	$(1.4)	87.5%
Investing activities	(0.0)	(4.8)	(4.8)	(99.8%)
Financing activities	(1.0)	3.4	(4.4)	(129.4%)

Cash provided by operating activities during the first six months of 2013 decreased by $1.5 million over the prior year.  The decrease in cash from operations was primarily driven by increase in net loss in the first six months of 2013 of $1.7 million.  Additionally, the changes in net working capital and other balance sheet changes contributed to a $0.6 million decrease in cash used in operating activities, offset from a $0.9 million increase in accounts receivable due to timing of receivable collections.

During the six months ended June 30, 2013, net cash provided by operating activities was $200,000.  Our net loss was $3.2 million in the first six months of 2013, a portion of which was the result of non-cash transactions during the year.  Specifically, we had a $1.0 million of other non-cash transactions including, but not limited to depreciation and amortization, employee stock-based compensation and ESOP compensation expense.

For the six months ended June 30, 2012, net cash provided by operating activities was $1.6 million.  Our net loss was $1.5 million during the first six months of 2012, most of which was the result of non-cash transactions during the quarter.  Specifically, we had a $0.8 million non-cash expense such as depreciation and amortization, employee and non-employee stock-based compensation, and deferred taxes.

Net cash used in investing activities was negligible during the six months ended June 30, 2013. Net cash used in investing activities was $4.8 million for the six months ended June 30, 2012 and primarily related to the cash payment for the acquisition of Apex System Integrators, Inc. in June 2012.

During the six months ended June 30, 2013, net cash used in financing activities was $1.0 million, primarily due to $1.0 million in proceeds from the bank term loan, net of $1.0 million in payments for term loans and a net $0.7 million in net payments under our lines of credit.

During the six months ended June 30, 2012, net cash provided by financing activities was $3.4 million, primarily due to the $4.0 million from the issuance of term loan, $1.1 million in net repayments on the line of credit, $0.5 million in debt repayments, payment of $0.3 million for the Series C Preferred Stock dividend, $0.3 million of financing costs and $1.5 million received in reverse recapitalization.

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

Comprehensive Loss

Comprehensive loss consists of net loss and accumulated other comprehensive loss, which includes certain changes in equity that are excluded from net income.  Comprehensive loss for the six months ended June 30, 2013 is equal to the net loss plus other comprehensive loss totaling $22,000 (relating to exchange translation adjustments arising from the consolidation of our Canadian Apex subsidiary).  Comprehensive loss for the comparable six months ended 2012 is $5,000.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2013.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 26, 2013, the Company issued 70,207 shares of common stock to 3 employees for services. The Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Forbearance agreement with Silicon Valley Bank
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DecisionPoint Systems, Inc.

Date: August 19, 2013	By:	/s/ Nicholas R. Toms
Nicholas R. Toms
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2013	By:	/s/ Michael Roe
Michael Roe
VP of Finance (Principal Financial Officer)