Form 10-Q
period 2013-09-30
DecisionPoint Systems, Inc.
filed 2013-11-14
CIK 1505611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

The number of shares of common stock, par value $0.001 per share of DecisionPoint Systems, Inc. outstanding as of the close of business on October 31, 2013, were 12,144,096.

DECISIONPOINT SYSTEMS, INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	September 30,	December 31,
	2013	2012
ASSETS
Current assets
Cash	$270	$1,103
Accounts receivable, net	12,685	12,287
Due from related party	195	202
Inventory, net	918	811
Deferred costs	3,773	3,955
Deferred tax assets	47	48
Prepaid expenses and other current assets	919	302
Total current assets	18,807	18,708

Property and equipment, net	139	179
Other assets, net	151	205
Deferred costs, net of current portion	1,810	2,124
Goodwill	8,485	8,571
Intangible assets, net	4,472	6,023
Total assets	$33,864	$35,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,036	$11,080
Accrued expenses and other current liabilities	3,040	2,895
Lines of credit	4,247	3,430
Current portion of debt	1,963	1,800
Due to related parties	160	1
Accrued earn out consideration	331	1,186
Warrant liability	933	-
Unearned revenue	6,639	7,409
Total current liabilities	30,349	27,801

Long term liabilities
Unearned revenue, net of current portion	2,472	2,883
Debt, net of current portion and discount	2,099	2,922
Accrued earn out consideration, net of current portion	154	159
Deferred tax liabilities	1,038	1,078
Other long term liabilities	76	80
Total liabilities	36,188	34,923

Commitments and contingencies and subsequent event	-	-

STOCKHOLDERS' EQUITY
Cumulative Convertible Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,105,155 shares issued and outstanding, including cumulative and imputed preferred dividends of $586 and $361, and with a liquidation preference of $8,983 and $8,758 at September 30, 2013
and December 31, 2012, respectively	7,609	7,370
Common stock, $0.001 par value, 100,000,000 shares authorized,
12,297,979 issued and 12,144,096 outstanding as of September 30, 2013,
and 9,300,439 issued and 9,146,556 outstanding as of December 31, 2012	12	9
Additional paid-in capital	16,621	16,132
Treasury stock, 153,883 shares of common stock	(205)	(205)
Accumulated deficit	(25,720)	(21,674)
Unearned ESOP shares	(664)	(767)
Accumulated other comprehensive income	23	22
Total stockholders’ (deficit) equity	(2,324)	887
Total liabilities and stockholders' equity	$33,864	$35,810

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net sales	$17,575	$18,567	$46,067	$54,144

Cost of sales	14,113	14,445	36,216	42,559

Gross profit	3,462	4,122	9,851	11,585

Selling, general and administrative expense	4,485	4,741	13,981	13,370
Adjustment to earn-out obligations	(820)	-	(820)	-

Operating loss	(203)	(619)	(3,310)	(1,785)

Other expense:
Interest expense	241	350	723	698
Other income, net	(168)	(19)	(182)	(80)
Total other expense	73	331	541	618

Net loss before income taxes	(276)	(950)	(3,851)	(2,403)

Provision (benefit) for income taxes	(109)	64	(466)	132

Net loss	(167)	(1,014)	(3,385)	(2,535)

Cumulative and imputed preferred stock dividends	(223)	(249)	(661)	(710)

Net loss attributable to common shareholders	$(390)	$(1,263)	$(4,046)	$(3,245)

Net loss per share -
Basic and diluted	$(0.04)	$(0.15)	$(0.44)	$(0.42)

Weighted average shares outstanding -
Basic and diluted	10,019,109	8,182,103	9,117,969	7,698,635

Comprehensive loss	$(166)	$(992)	$(3,383)	$(2,507)

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Unaudited Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)

									Accumulated
	Convertible				Additional			Unearned	other	Total
	Preferred stock		Common stock		paid-in	Treasury	Accumulated	ESOP	comprehensive	stockholders’
	Shares	Amount	Shares	Amount	capital	stock	deficit	shares	income	equity (deficit)

Balance at December 31, 2012	1,105	$7,370	9,300	$9	$16,132	$(205)	$(21,674)	$(767)	$22	$887

Net loss	-	-	-	-	-	-	(3,385)	-	-	(3,385)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	1	1
Common stock issued to employee as
part of a specified portion of their regular annual cash bonus	-	-	71	-	83	-	-	-	-	83
Common stock issued in private placement, net of costs	-	-	2,927	3	400	-	-	-	-	403
Employee stock-based compensation	-	-	-	-	6	-	-	-	-	6
Accrued dividends on preferred stock	-	239	-	-	-	-	(661)	-	-	(422)
Principal payment from ESOP	-	-	-	-	-	-	-	103	-	103

Balance at September 30, 2013	1,105	$7,609	12,298	$12	$16,621	$(205)	$(25,720)	$(664)	$23	$(2,324)

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Nine Months ended September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,385)	$(2,535)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	1,497	992
Amortization of deferred financing costs and note discount	140	160
Employee stock-based compensation	6	50
Non-employee stock-based compensation	-	341
Non-cash interest income	-	(24)
Acquisition earn-out adjustment	(820)	-
Change in fair value of warrants	(166)	-
ESOP compensation expense	104	98
Deferred taxes, net	(5)	28
Allowance for doubtful accounts	56	13
Loss on disposal of property and equipment	13	-
Changes in operating assets and liabilities:
Accounts receivable	(468)	3,899
Due from related party	-	(357)
Inventory, net	(107)	(184)
Deferred costs	496	(583)
Prepaid expenses and other current assets	(578)	179
Other assets, net	5	(11)
Accounts payable	1,961	(572)
Accrued expenses and other current liabilities	106	178
Due to related parties	158	(791)
Unearned revenue	(1,163)	(186)
Net cash (used in) provided by operating activities	(2,150)	695

Cash flows from investing activities
Cash paid for acquisitions	-	(5,051)
Purchases of property and equipment	(33)	(50)
Net cash used in investing activities	(33)	(5,101)

Cash flows from financing activities
(Repayments) borrowings from lines of credit, net	817	718
Proceeds from issuance of term debt	1,000	4,033
Cash received in reverse recapitalization, net of expenses	-	1,500
Repayment of debt	(1,552)	(962)
Paid financing costs	(119)	(296)
Dividends paid	(296)	(482)
Common stock issued in private placement, net of costs	1,502	-
Net cash provided by financing activities	1,352	4,511
Effect on cash of foreign currency translation	(2)	(79)
Net (decrease) increase in cash	(833)	26
Cash at beginning of period	1,103	366
Cash at end of period	$270	$392

Supplemental disclosures of cash flow information:
Interest paid	$705	$858
Income taxes paid	234	56

Supplemental disclosure of non-cash financing activities:
Accrued and imputed dividends on preferred stock	$661	$261
Warrants issued in connection with common stock private placement	1,099	-

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Description of Business

DecisionPoint Systems, Inc. (“DecisionPoint”, “Company”), through its subsidiaries is a provider of Enterprise Mobility Systems.  Enterprise Mobility Solutions are those computer systems that give an enterprise the ability to connect to people, control assets, and transact business from any location by using mobile computers, tablet computers, and smartphones to securely connect the mobile worker to the back office software systems that run the enterprise. Technologies that support Enterprise Mobility Solutions include national wireless carrier networks, Wi-Fi, local area networks, mobile computers, smartphones and tablets, mobile software applications, middleware and device security and management software.  The Company also provides professional services, proprietary and third party software and software customization as an integral part of its customized solutions for its customers.    The proprietary suite of software products utilizes the latest technologies to empower the mobile worker in many areas including merchandising, sales and delivery, field service, logistics and transportation, and warehouse management.

NOTE 2 - BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company at the dates and for the periods indicated.  The interim results for the periods ended September 30, 2013, are not necessarily indicative of results for the full 2013 fiscal year or any other future interim periods.

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

Liquidity

In the quarter ended September 30, 2013, the Company experienced a decrease in revenue of $1.0 million compared to the quarter ended September 30, 2012, and a $2.9 million increase in revenue compared to the previous sequential quarter ended June 30, 2013.  In the nine months ended September 30, 2013, the Company incurred approximately $1.3 million in increased expenses due to professional fees relating to capital raising activities, including the registration of common shares as a result of the Series D Preferred Stock offering completed in December 2012 and the private placement of common stock completed in August 2013 and associated audit fees, and other matters such as employee termination costs. The Company experienced a net loss of $0.2 million and $3.4 million for the three and nine month periods ended September 30, 2013. In addition, the Company has a substantial working capital deficit totaling $(11.5) million at September 30, 2013.  Although a portion of this deficit is associated with deferred costs and unearned revenues and term debt that has been classified current due to expected future covenant violations (see further discussion at Note 8), the liabilities of the Company that are expected to be satisfied in the foreseeable future in cash exceed the operating assets that are expected to be satisfied in cash.

To address this, the Company has plans to seek additional capital through sales of our securities. There is no assurance additional funding will be available on terms acceptable to us, or at all.  If the Company raises additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders will be diluted.  The Company is also reducing non-essential expenses and completing the integration of our acquisitions of Apex and Illume Mobile, which is expected to result in further cost savings.   Such expense reduction measures include, but are not limited to, consolidation of administrative personnel, consolidation of information technology environments, reduction of outsourced consulting expertise and replacing certain service providers with lower cost providers. The result of these activities has reduced the expense structure of the consolidated business, however this reduction has not been material to date and we do not anticipate it becoming material in the foreseeable future.

On August 15, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with multiple accredited investors for the sale of common stock for gross proceeds of $1,756,400 (including $100,000 from management and existing shareholders of the Company) for 2,927,333 shares of common stock.  The effective price of the offering was $0.60 per share of common stock. An initial closing for $1,556,400 was held on August 15, 2013.  The final closing for $200,000 was held on August 21, 2013.  Additionally, pursuant to the Purchase Agreement, the Company issued 1,463,667 warrants to multiple accredited investors at an exercise price of $1.00 per share.  Further, the Company issued 292,733 warrants to the placement agent at an exercise price of $0.60 per share.  The warrants received liability accounting treatment under existing accounting standards.  The Company received net proceeds of approximately $1.5 million from the offering, after deducting the placement agent’s fees of 10% and other offering expenses. (see Note 9 – Stockholders’ Equity and Note 3 – Warrant Liability).

In November 2013, the Company entered into definitive subscription agreements (“Series E Purchase Agreement”) with accredited investors for the sales of $3,835,000 in gross proceeds for 383,500 shares of Series E Convertible Preferred Stock (“Series E Preferred Shares”) for a purchase price of $10.00 per share.  The initial Conversion Price is $0.50, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions. The Company received net proceeds of approximately $3.4 million (net of the fair value of placement agent warrants) from the initial closing, after deducting the placement agent’s fees of 8% and other offering expenses.  The Company issued to the Placement Agent five-year warrants to purchase 767,000 shares of our common stock (equal to 10% of the number of shares of common stock underlying the Series E Preferred Shares sold under the Series E Purchase Agreement) at an exercise price of $0.55 per share, in connection with the Series E Purchase Agreement initial closing. The Company expects to close a second round of Series E Preferred Shares with gross proceeds of $300,000-$700,000 shortly thereafter. (see Note 13 – Subsequent Event).

During 2012 and 2013, all principal payments on the Company’s term debt were made within payment terms. The Company was not in compliance with certain financial covenants under the agreements with Royal Bank of Canada (“RBC Credit Agreement”) and BDC, Inc. (“BDC Credit Agreement”) as of December, 31, 2012, March 31, 2013 and June 30, 2013.  The Company has received waivers for non-compliance for past covenant violations.  On August 22, 2013, the BDC Credit Agreement was amended and certain financial covenants were modified.  Pursuant to the amended loan agreement, the Company is required to maintain, for the duration of the investment, a term debt to equity ratio not exceeding 1.1:1 (measured annually); and an adjusted current ratio of 0.40:1 (measured annually) and revised annually 120 days after each year end.  We were in compliance with all of our BDC financial covenants as of September 30, 2013. We expect to continue to meet the requirements of our BDC financial covenants over the short and long term.  On August 16, 2013 the RBC Credit Agreement was amended and certain financial covenants were modified.  Pursuant to the amended credit agreement and commencing with the fiscal year ending December 31, 2013, the Company is required to maintain a fixed coverage ratio, calculated on a consolidated basis of not less than 1.15:1 with a step-up to 1.25:1 as of March 31, 2014, tested on a rolling four quarter basis thereafter and a ratio of funded debt to EBITDA, calculated on an annual consolidated basis of not greater than 3.0:1, tested on a rolling four quarter basis thereafter.  As part of the revised financial covenants, covenant testing was waived by RBC for September 30, 2013.  The Company does not believe that it will be in compliance with the reset covenants at December 31, 2013.  Although management of the Company believes it is improbable that RBC will exercise their rights up to, and including, acceleration of the outstanding debt, there can be no assurance RBC will not exercise their rights pursuant to the provisions of the debt obligation. Accordingly, the Company has classified this debt obligation as current at September 30, 2013 (see Note 8 – Term Debt).

At October 31, 2013, the outstanding balance on the line of credit with Silicon Valley Bank (“SVB”) is $3.7 million, down from $4.1 million at September 30, 2013, and the availability under the line of credit has decreased to $1.6 million (see Note 7 – Lines of Credit).  The Company relies on the line of credit to fund daily operating activities maintaining very little cash on hand.  As of December 31, 2012, the Company was in compliance with all of its financial covenants with SVB. As of May 31, 2013 and June 30, 2013, the Company was not in compliance with the Tangible Net Worth financial covenant as defined in the amended SVB Loan Agreement. SVB agreed to temporarily forbear exercising their rights and remedies under the facility until August 28, 2013 and agreed to waive the existing covenant violations if a gross capital raise of $1.5 million was completed by such date. The Company completed the capital raise and was able to achieve compliance with the forbearance agreement prior to August 28, 2013.  Except for any capital raises through August 28, 2013, the minimum Tangible Net Worth requirement of a $(9.7) million deficit will be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation).  As of September 30, 2013, the Company was in compliance with the Tangible Net Worth financial covenant and had available a $0.3 million cushion over the requirement. In November 2013, the Company entered into a definitive subscription agreement with accredited investors for the sale of Series E Preferred Stock, raising $3.8 million in gross proceeds (See Note 13).  Given the effect of the capital raise ($3.8 million in gross proceeds, net of $400,000 in costs) closed to date in November, the Company believes that at the time of this filing it is compliant with the terms and provisions of its SVB lending agreement and expects to continue to meet the requirements of our SVB financial covenants over the short and long term. The Company is in currently discussions with SVB regarding the Tangible Net Worth covenant and a reduction of the 50% of additional capital raised to 25% of capital raised in November 2013. Should the Company continue to incur losses in a manner consistent with its recent historical financial performance, the Company will violate this covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

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

Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies during the nine months ended September 30, 2013.  See Footnote 2 of the Company's consolidated financial statements included in the Company's 2012 Annual Report on Form 10-K filed on March 28, 2013, for a comprehensive description of the Company's significant accounting policies.

Concentration of Credit Risk - The Company derived approximately 9.8% and 13.3% of revenues from one customer, and 21.1% and 26.2% of revenues from the top three customers in the nine months ended September 30, 2013 and 2012, respectively.  Additionally there was one customer which comprised 15.5% of accounts receivable at September 30, 2013.  Customer mix can shift significantly from year to year, but a concentration of the business with a few large customers is typical in any given year.  A decline in revenues could occur if a customer which has been a significant factor in one financial reporting period gives significantly less business in the following period.

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

Fair Value Measurement - Financial assets and liabilities are measured at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table presents the Company’s warrant liability measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, aggregated by the level in the fair-value hierarchy within which those measurements fall (in thousands):

	Balance	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant other unobservable inputs (Level 3)

Balance at December 31, 2012	$-	-	-	$-

Balance at September 30, 2013	$933	-	-	$933

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs (Level 3) from December 31, 2012 through September 30, 2013 (in thousands):

Level 3

Balance at December 31, 2012	$-

Fair value of derivative warrants issued in connection with share purchase agreement (see Note 3)	1,099
Adjustments to fair value (reflected in other income)	(166)

Balance at September 30, 2013	$933

Reclassifications - Certain reclassifications have been made to prior years to conform to current period financial statement presentation with no effect on our previously reported consolidated financial position, results of operations, or cash flows.

NOTE 3 – WARRANT LIABILITY

The Company has determined that certain warrants the Company has issued contain provisions that protect the holders from future issuances of the Company’s Common Stock at prices below such warrants’ then in effect respective exercise prices (see Note 9).  These provisions could result in modification of the warrants then in effect exercise price.  The Company evaluated the following guidance ASC 480-10 Distinguishing Liabilities from Equity and ASC 815-40 Contracts in an Entity’s Own Equity.  Pursuant to this guidance, the Company’s management concluded these instruments do not meet the criteria for classification as equity treatment and must be recorded as a liability as a result of the terms in the warrants that provide for price protection in the event of a future issuance. The Company recognized these Warrants as liabilities at their fair value and re-measures them at fair value on each reporting date. ASC 820 Fair Value Measurement provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition (see Note 2).

The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities. The estimated fair values were determined using a Monte Carlo option pricing model based on various assumptions.  The Company’s derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of derivative liabilities.  Various factors are considered in the pricing models the Company uses to value the warrants, including the Company’s current stock price, the remaining life of the warrants, the volatility of the Company’s stock price, and the risk-free interest rate.  In addition, as of the valuation dates, management assessed the probabilities of future financing assumptions in the Monte Carlo valuation models.  Future changes in these factors will have a significant impact on the computed fair value of the warrant liability.  As such, the Company expects future changes in the fair value of the warrants to continue to vary from quarter to quarter.

The Company revalues the warrants as of the end of each reporting period. The estimated fair value of the outstanding warrant liabilities was approximately $0.9 million and $0.0 million, as of September 30, 2013 and December 31, 2012, respectively. The change in fair value of the derivative liabilities for the three and nine months ended September 30, 2013 was approximately $166,000 and is included in other income in the unaudited condensed consolidated statement of operations and comprehensive loss.

The derivative warrant liabilities were valued at the closing dates of the Purchase Agreement (see Note 9 (c)) and the end of each reporting period using a Monte Carlo valuation model with the following assumptions:

	Placement Agent Warrants		Investor Warrants
Investor Warrants	September 30, 2013	August 21, 2013	September 30, 2013	August 21, 2013	August 15, 2013

Closing price per share of common stock	$0.63	$0.84	$0.63	$0.84	$0.69
Exercise price per share (range)	0.60	0.60	1.00	1.00	1.00
Expected volatility	132.1%	134.9%	132.1%	134.9%	134.1%
Risk-free interest rate	1.4%	1.6%	1.4%	1.6%	1.6%
Dividend yield	-	-	-	-	-
Remaining expected term of underlying securities (years)	4.9	5.0	4.9	5.0	5.0

NOTE 4 – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The weighted-average basic and diluted shares for each of the nine months ended September 30, 2013 and 2012 exclude approximately 0.5 million of ESOP shares that have not been committed to be released.

For periods presented in which there is a net loss, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive. All potentially dilutive securities are anti-dilutive due to the net loss incurred by the Company in the periods presented.

Potential dilutive securities consist of (in thousands):

	Nine Months Ended September 30,
	2013	2012

Convertible preferred stock - Series A	270	270
Convertible preferred stock - Series B	131	131
Convertible preferred stock - Series C	-	1,415
Convertible preferred stock - Series D	7,824	-
Warrants to purchase common stock	2,737	277
Options to purchase common stock	544	642

Total potentially dilutive securities	11,506	2,735

NOTE 5 – BUSINESS COMBINATIONS

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

Pursuant to the Asset Purchase Agreement, the Company was required to make an additional payment (“Earn Out Payment”) to the seller of up to $500,000 of which 50% will be paid in cash, and 50% will be paid in shares of the common stock of the Company.  The value of the shares will be based on the closing price of the Company’s common stock on the one year anniversary of the Illume Closing Date, July 31, 2013.  The fair value of the Earn Out Payment was calculated to be approximately $107,000 at the Closing Date.  At September 30, 2013, the calculated Earn Out Payment due under the Asset Purchase Agreement was zero.  Accordingly, there is $0 accrued for the Earn Out Payment included in accrued earn out consideration in the unaudited condensed consolidated financial statements.  The adjustment was recorded as a separate component of operating expenses in the unaudited condensed consolidated statement of operations and comprehensive loss as of September 30, 2013.

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

In consideration for the shares of Apex, the Company paid CDN$5,000,000 (US$4,801,000 at the Closing Date) (“Closing Amount”) in cash.  The Company was required to pay up to an undiscounted amount of CDN$3,500,000 (US$3,360,700 at the Closing Date) in consideration for Apex achieving certain levels of adjusted earnings before interest, depreciation, taxes and amortization (“EBITDA”), as defined by the Purchase Agreement, in the period ended July 2013.  The fair value of the earn out was calculated to be approximately CDN$1,076,000 (US$1,033,000 at the Closing Date).  At September 30, 2013, the calculated Earn Out Payment due under the Purchase Agreement was CDN$341,000 (US$331,000).  The seller has disputed the Company’s calculation (see Note 12).  Accordingly, there is CDN$341,000 (US$331,000) recorded as potential additional purchase consideration in the unaudited condensed consolidated financial statements.  The adjustment of CDN$735,000 (US$713,000) was recorded as a separate component of operating expenses in the unaudited condensed consolidated statement of operations and comprehensive loss as of September 30, 2013.  The Company accounted for the transaction using the purchase method of accounting and the operating results for Apex have been consolidated into the Company’s results of operations beginning on June 5, 2012. The Company funded the purchase of Apex through borrowings as further explained below.

As part of the Purchase Agreement, the Company is obligated to pay bonus consideration to the CEO of Apex. Such bonus is considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not the CEO’s employment is retained.  The fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Closing Date).  At September 30, 2013 there is CDN$160,000 (US$154,000) recorded in accrued earn out consideration in the Company’s unaudited condensed consolidated balance sheets.

Pro Forma Financial Information (unaudited):

The following summarizes the Company’s unaudited consolidated results of operations for the three and nine months ended September 30, 2012 as if the Apex and Illume Mobile acquisitions had occurred on January 1, 2012: (in thousands except per share data):

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	As Reported	Pro Forma	As Reported	Pro Forma

Net sales	$18,567	$18,669	$54,144	$56,346
Net loss attributable to common shareholders	(1,263)	(1,445)	(3,245)	(5,311)

Net loss per share - basic and diluted	(0.15)	(0.18)	(0.42)	(0.69)

Included in the pro forma combined results of operations are the following adjustments for Apex: (i) amortization of intangible assets for the three and nine months ended September 30, 2012 of $0 and $572,000, respectively (ii) a net increase in interest expense for the three and nine months ended September 30, 2012 of $0 and $291,000, respectively.

Included in the pro forma combined results of operations are the following adjustments for Illume Mobile: (i) amortization of intangible assets for the three and nine months ended September 30, 2012 of $18,000 and $125,000, respectively.  Net loss per share assumes the 325,000 shares issued in connection with the Apex acquisition and the 617,284 shares issued in connection with the Illume Mobile acquisition are outstanding for the period presented.

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

The combined amounts of Apex and Illume Mobile’s revenue and net loss since the respective acquisition dates included in the Company’s unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2013 were $0.7 million, ($0.1) million and $2.6 million, ($1.8) million, respectively, and for the three and nine months ended September 30, 2012 were $0.6 million, ($0.7) million and $0.7 million, ($1.2) million, respectively.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The following summarizes the transaction affecting goodwill through September 30, 2013 (in thousands):

Balance at December 31, 2012	$8,571

Effect of currency translation on Apex	(86)
Balance at September 30, 2013	$8,485

As of September 30, 2013 and December 31, 2012, the Company’s intangible assets and accumulated amortization consist of the following (in thousands):

	September 30, 2013			December 31, 2012
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer relationships	$3,319	$(1,498)	$1,821	$3,373	$(966)	$2,407
Contractor and resume databases	675	(371)	304	675	(270)	405
Tradename	878	(324)	554	893	(193)	700
Internal use software	2,892	(1,137)	1,755	2,978	(545)	2,433
Covenant not to compete	105	(67)	38	105	(27)	78

	$7,869	$(3,397)	$4,472	$8,024	$(2,001)	$6,023

The effect of foreign currency translation on the goodwill and intangible assets for the nine months ended September 30, 2013 is approximately ($86,000)  and ($120,000), respectively.

NOTE 7 – LINES OF CREDIT

The Company has a $10.0 million revolving line of credit with Silicon Valley Bank (“SVB”) which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement (“SVB Loan Agreement”).  Under the SVB Loan Agreement as amended, SVB has also provided the Company with a term loan as discussed at Note 8.  The SVB Loan Agreement is secured by substantially all the assets of the Company and matures in February 2015.  As of September 30, 2013, the outstanding balance on the line of credit is approximately $4.1 million and the interest rate is 7.0%.  The line of credit has a certain financial covenant and other non-financial covenants.  As of December 31, 2012, the Company was in compliance with all of its financial covenants with SVB. As of May 31, 2013 and June 30, 2013, the Company was not incompliance with the Tangible Net Worth covenant as defined in the amended SVB Loan Agreement. On August 16, 2013, the Company and SVB signed an agreement (“Forbearance Agreement”) where SVB agreed to temporarily forbear from exercising their rights and remedies under the facility until August 28, 2013 and agreed to waive the existing covenant violations, subject to the Company’s completion of a capital raise.  The Company completed the capital raise and was able to achieve compliance with the forbearance agreement prior to August 28, 2013. Except for any capital raises through August 28, 2013, the minimum Tangible Net Worth requirement of a $(9.7) million deficit will be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation). As of September 30, 2013, the Company was in compliance with the Tangible Net Worth financial covenant and had available a $0.3 million cushion over the requirement. In November 2013, the Company entered into a definitive subscription agreement with accredited investors for the sale of Series E Preferred Stock, raising $3.8 million in gross proceeds (See Note 13).  Given the effect of the capital raise ($3.8 million in gross proceeds, net of $400,000 in costs) closed to date in November, the Company believes that at the time of this filing it is compliant with the terms and provisions of its SVB lending agreement and expects to continue to meet the requirements of our SVB financial covenants over the short and long term. The Company is in currently discussions with SVB regarding the Tangible Net Worth covenant and a reduction of the 50% of additional capital raised to 25% of capital raised in November 2013.  Should the Company continue to incur losses in a manner consistent with its recent historical financial performance, the Company will violate this covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

Availability under the line of credit was approximately $4.3 million as of September 30, 2013 and $1.6 million as of October 31, 2013.  The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the Loan Agreement.  No letters of credit were outstanding as of September 30, 2013 or December 31, 2012.

On February 27, 2013, the SVB Loan Agreement was amended to provide for 1) an extension of the termination date of the line of credit to February 28, 2015, 2) the modification of the line of credit borrowing base, advance rate and financial covenants, 3) the inclusion of an additional $1.0 million term loan (See further discussion at Note 8, 5) a modification of the rate of interest of the line of credit to 3.75% above SVB’s prime rate and 5) other various terms and provisions.

The Company is party to a credit agreement, dated June 4, 2012 (the “RBC Credit Agreement”) with Royal Bank of Canada (“RBC”).  Under the RBC Credit Agreement, the revolving demand facility allows for borrowings up to CDN$200,000 based upon eligible accounts receivable.  Interest is based on the Royal Bank Prime (“RBP”) plus 1.5% and is payable on demand.  As of September 30, 2013, the outstanding balance on the line of credit was $180,000 and the interest rate is 4.5%.  The RBC Credit Agreement is secured by the assets of Apex.  The revolving demand facility has certain financial covenants and other non-financial covenants.  As of June 30, 2013 and December 31, 2012, Apex was not in compliance with the Fixed Charge Coverage ratio covenant as defined in the RBC Credit Agreement.  At June 30, 2013, Apex was not in compliance with the Maximum Funded Debt to EBITDA ratio covenant as defined in the RBC Credit Agreement.  In March 2013 and May 2013, the Company received waivers for non-compliance of these covenants at December 31, 2012, March 31, 2013 and June 30, 2013.  The covenants were reset by RBC on August 16, 2013.  The Company does not believe that it will be in compliance with the reset covenants at December 31, 2013.  See further discussion regarding this condition at Note 8.

For the nine months ended September 30, 2013 and 2012, the Company’s interest expense for the lines of credit, including amortization of deferred financing costs, was approximately $262,000 and $251,000, respectively.

RBC and SVB are party to a subordination agreement, pursuant to which RBC agreed to subordinate any security interest in assets of the Company granted in connection with the RBC Credit Agreement to SVB’s security interest in assets of the Company.

Under the RBC Credit Agreement, the lender provided Apex with a term loan as discussed at Note 8.

NOTE 8 – TERM DEBT

Term debt as of September 30, 2013, consists of the following (in thousands):

	Balance December 31, 2012	Additions	Payments	Amortization of Note Discount	Effect of Currency Translation	Balance September 30, 2013
RBC term loan	$2,090	$-	$(608)	$-	$(68)	$1,414
Note discount	(38)	-		18	$1	(19)
BDC term loan	1,705	-	-	-	(56)	1,649
Note discount	(31)	-		5	1	(25)
SVB term loan	1,000	-	(750)	-	-	250
Note discount	(4)	-	-	4	-	-
SVB term loan-2	-	1,000	(194)	-	-	806
Note discount	-	(19)	-	6	-	(13)

Total debt	$4,722	$981	$(1,552)	$33	$(122)	4,062

Less contractual current portion						(1,377)
Less RBC debt long term classified as current						(586)

Debt, net of current portion						$2,099

RBC Term Loan -- On June 4, 2012, Apex entered into the RBC Credit Agreement with RBC pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000, including a term facility (“RBC Term Loan”) in the amount of CDN $2,500,000 (US$2,401,000 at the Closing Date). The RBC Term Loan accrues interest at Royal Bank Prime (“RBP”) plus 4% (7% at December 31, 2012). Principal and interest is payable over a three year period at a fixed principal amount of CDN $70,000 a month beginning in July 2012 and continuing through June 2015. Apex paid approximately $120,000 in financing costs, which has been recorded as deferred financing costs or note discount in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2013, and is being amortized to interest expense over the term of the loan.

In addition, the RBC Term Loan calls for mandatory repayments based on 20% of Apex’s free cash flow as defined in the RBC Credit Agreement, before discretionary bonuses based on the annual year end audited financial statements of Apex, beginning with the fiscal year ended December 31, 2012, and payable within 30 days of the delivery of the annual audited financial statements, and continuing every six months through December 31, 2014. This amount is estimated to be $0 at September 30, 2013 and December 31, 2012.

The RBC Term Loan has certain financial covenants and other non-financial covenants. As of June 30, 2013 and December 31, 2012, Apex was not in compliance with the Fixed Charge Coverage ratio covenant as defined in the RBC Credit Agreement.  At June 30, 2013, Apex was not in compliance with the Maximum Funded Debt to EBITDA ratio covenant as defined in the RBC Credit Agreement.  In March 2013, May 2013 and August 2013, the Company received waivers for non-compliance of these covenants at December 31, 2012, March 31, 2013 and June 30, 2013. On August 16, 2013 the RBC Credit Agreement was amended and certain financial covenants were modified.  Pursuant to the amended credit agreement and commencing with the fiscal year ending December 31, 2013, the Company is required to maintain a fixed coverage ratio, calculated on a consolidated basis of not less than 1.15:1 with a step-up to 1.25:1 as of March 31, 2014, tested on a rolling four quarter basis thereafter and a ratio of funded debt to EBITDA, calculated on an annual consolidated basis of not greater than 3.0:1, tested on a rolling four quarter basis thereafter.  As part of the revised financial covenants, covenant testing was waived by RBC for September 30, 2013.  The Company does not believe that it will be in compliance with the reset covenants at December 31, 2013.  Although the Company believes it is improbable RBC will exercise their rights up to, and including, acceleration of the outstanding debt, there can be no assurance that RBC will not exercise their rights pursuant to the provisions of the debt obligation.  Accordingly, the Company has classified the term debt obligation as current at September 30, 2013.

BDC Term Loan -- On June 4, 2012, Apex also entered into a loan agreement (the “BDC Loan Agreement”) with BDC Capital, Inc. (“BDC”), pursuant to which BDC made available to Apex a term credit facility (“BDC Term Loan”) in the aggregate amount of CDN $1,700,000 (USD $1,632,000 at the Closing Date). The BDC Term Loan initially accrued interest at the rate of 12% per annum, and matures on June 23, 2016, with an available one year extension for a fee of 2%, payable at the time of extension.  On April 29, 2013, the BDC Term Loan was amended to accrue interest at the rate of 12.5% per annum.  In addition to the interest payable, consecutive quarterly payments of CDN$20,000 as additional interest are due beginning on June 23, 2012, and subject to compliance with bank covenants, Apex will make a mandatory annual principal payment in the form of a cash flow sweep which will be equal to 50% of the Excess Available Funds (as defined by the BDC Loan Agreement) before discretionary bonuses based on the annual year end audited financial statements of Apex. The maximum annual cash flow sweep in any year will be CDN$425,000. As of December 31, 2012 and at September 30, 2013, the Company estimates that the cash sweep will be approximately $0. Such payments will be applied to reduce the outstanding principal payment due on the maturity date. In the event that Apex’s annual audited financial statements are not received within 120 days of its fiscal year end, the full CDN$425,000 becomes due and payable on the next payment date. Apex paid approximately $70,000 in financing costs which has been recorded as deferred financing costs in the accompanying unaudited consolidated balance sheet as of September 30, 2013, and is being amortized to interest expense over the term of the loan.

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

The BDC Loan Agreement contains certain financial and non-financial covenants.  As of June 30, 2013 and December 31, 2012, Apex was not in compliance with the minimum working capital financial covenant.  In March 2013, May 2013 and August 2013, the Company received waivers for non-compliance of these covenants at December 31, 2012, March 31, 2013 and June 30, 2013.  On August 22, 2013, the BDC Term Loan was amended and certain financial covenants were modified.  Pursuant to the amended loan agreement, the Company is required to maintain, for the duration of the investment, a term debt to equity ratio not exceeding 1.1:1 (measured annually); and an adjusted current ratio of 0.40:1 (measured annually) and revised yearly 120 days after each year end.  We were in compliance with all of our BDC financial covenants as of September 30, 2013. We expect to continue to meet the requirements of our BDC financial covenants over the short and long term.

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

 The Amended SVB Loan Agreement includes various customary covenants, limitations and events of default. Financial covenants, among others, include liquidity and fixed charge coverage ratios, minimum tangible net worth requirements and limitations on indebtedness.  As of December 31, 2012, the Company was in compliance with all of its financial covenants with SVB. As of May 31, 2013 and June 30, 2013, the Company was not incompliance with the Tangible Net Worth covenant as defined in the Amended SVB Loan Agreement.  On August 16, 2013, the Company and SVB signed an agreement (“Forbearance Agreement”) where SVB agreed to temporarily forbear from exercising their rights and remedies under the facility until August 28, 2013 and agreed to waive the existing covenant violations if a gross capital raise of $1.5 million is completed by such date. The Company completed the capital raise and was able to achieve compliance with the forbearance agreement prior to August 28, 2013.  As of September 30, 2013, the Company was in compliance with the Tangible Net Worth financial covenant and had available a $0.3 million cushion over the requirement. In November 2013, the Company entered into a definitive subscription agreement with accredited investors for the sale of Series E Preferred Stock, raising $3.8 million in gross proceeds (See Note 13).  Given the effect of the capital raise ($3.8 million in gross proceeds, net of $400,000 in costs) closed to date in November, the Company believes that at the time of this filing it is compliant with the terms and provisions of its SVB lending agreement and expects to continue to meet the requirements of our SVB financial covenants over the short and long term. The Company is in currently discussions with SVB regarding the Tangible Net Worth covenant and a reduction of the 50% of additional capital raised to 25% of capital raised in November 2013.  See further discussion regarding this matter at Note 7.

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

For the nine months ended September 30, 2013 and 2012, the Company’s interest expense on the term debt, including amortization of deferred financing costs, was approximately $439,000 and $331,000, respectively.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue two classes of stock designated as common stock and preferred stock.  As of September 30, 2013, the Company is authorized to issue 110,000,000 total shares of stock.  Of that amount, 100,000,000 shares are common stock, each having a par value of $0.001.  The remaining 10,000,000 shares are preferred stock, each having a par value of $0.001, of which 500,000 shares are designated as Series A Preferred Stock, of which 269,608 are issued and outstanding, 500,000 shares are designated as Series B Preferred Stock, of which 131,347 are issued and outstanding, 5,000,000 shares are designated as Series C Preferred Stock, of which 0 shares are issued and outstanding and, 4,000,000 shares are designated as Series D Preferred Stock, of which 704,200 shares are issued and outstanding.

(a) Cumulative Convertible Preferred Stock

A summary of preferred stock outstanding as of September 30, 2013 is as follows (in thousands, except share data):

Description

Series A Preferred, $0.001 par value per share, 500,000 shares designated,
269,608 shares issued and outstanding, liquidation preference of $975
plus cumulative dividends of $344	$1,319
Series B Preferred, $0.001 par value per share, 500,000 shares designated,
131,347 shares issued and outstanding, liquidation preference of $380
plus cumulative dividends of $85	465
Series D Preferred, $0.001 par value per share, 4,000,000 shares designated,
704,200 shares issued and outstanding, liquidation preference of $7,042
(net of $1,374 in issuance costs) plus imputed dividends of $157	5,825

Total convertible preferred stock	$7,609

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

Series C Preferred Stock

On December 20, 2012, the Company redeemed all issued and outstanding shares of Series C Preferred Stock using the proceeds generated from the sale of the Series D Preferred Stock.

Series D Preferred Stock

The Series D Preferred Stock has a Stated Value of $10.00 per share, votes on an as-converted basis with the common stock, and is convertible, at the option of the holder, into such number of shares of our common stock equal to the number of shares of Series D Preferred Stock to be converted, multiplied by the Stated Value, divided by the Conversion Price in effect at the time of the conversion. The initial Conversion Price is $1.00, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions.  As a result of the subsequent sales of common stock on August 15, 2013 and August 21, 2013 (see Note 9(b)), the Conversion Price of the Series D Preferred Stock was reduced to $0.90.  The Series D Preferred Stock entitles the holder to cumulative dividends, payable quarterly, at an annual rate of (i) 8% of the Stated Value during the three year period commencing on the date of issue, and (ii) 12% of the Stated Value commencing three years after the date of issue. We may, at the Company’s option, pay dividends in PIK Shares, in which event the applicable dividend rate will be 12% and the number of such PIK Shares issuable will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of the Company’s common stock for the five prior consecutive trading days.  On October 15, 2013, the Company paid a cash dividend of $142,000 on the Series D preferred Stock for the period from July 1, 2013 to September 30, 2013.

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

The Series D Preferred Stock holders also were granted registration rights which required the Company to file a registration statement with the SEC within 60 days of the final closing date (December 31, 2012), and to have the registration statement declared effective within 90 days thereafter.  The initial registration statement was filed on February 12, 2013.  Failure of the registration statement to be declared effective by May 12, 2013, resulted in a partial liquidated damage equal to 0.1% of the purchase price paid by each investor to become payable on each monthly anniversary until the registration statement was declared effective.  On July 30, 2013, the registration statement was declared effective by the U.S. Securities and Exchange Commission.  On October 15, 2013, the Company paid liquidated damages of $18,000.

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

 (b) Common Stock

For the nine months ended September 30, 2013

On August 15, 2013, the Company entered into a Purchase Agreement with multiple accredited investors relating to the issuance and sale of Common Stock in a private offering.  On August 15, 2013, the initial closing date (the “Initial Closing”) of the Purchase Agreement, we sold (i) an aggregate of 2,594,000 shares of our Common Stock for $0.60 per share and (ii) Common Stock Purchase Warrants (the “Investor Warrants”) for the purchase of an aggregate of 1,297,000 shares for aggregate gross proceeds of $1,556,400.  The Investor Warrants have a five-year term, an exercise price of $1.00 and contain certain provisions for anti-dilution and price adjustments in the event of a future offering.

On August 21, 2013, the final closing date (the “Final Closing”) of the Purchase Agreement, we sold (i) an aggregate of 333,333 shares of our Common Stock for $0.60 per share and (ii) 166,667 Investor Warrants for aggregate gross proceeds of $200,000.

For a period commencing on the Initial Closing and terminating on a date which is 24 months from the Initial Closing, in the event the Company issues or grants any shares of Common Stock or securities convertible, exchangeable or exercisable for shares of Common Stock pursuant to which shares of Common Stock may be acquired at a price less than $0.60 per share, then the Company shall promptly issue additional shares of Common Stock to the investors under the Purchase Agreement in an amount sufficient that the subscription price paid, when divided by the total number of shares issued (shares purchased under the Purchase Agreement plus the additional shares issued under this provision), will result in an actual price paid by the Subscriber per share of Common Stock equal to such lower price.

If the Company at any time while the Investor Warrants are outstanding, shall sell or grant an option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or securities convertible, exchangeable or exercisable for shares of common stock (as, at an effective price per share less than the exercise price of the Investor Warrants then in effect, the exercise price of the Investor Warrants will be reduced to equal to such lower price

Pursuant to the terms in the Purchase Agreement, on September 23, 2013, the Company filed a Registration Statement on Form S-1 (the “Form S-1”) for the registration of the 2,927,333 shares of Common Stock and the 1,463,667 shares issuable upon exercise of the Investor Warrants sold under the Purchase Agreement. On October 4, 2013, the Form S-1 was declared effective by the SEC.

The Company paid the placement agent $175,600 in commissions (equal to 10% of the gross proceeds), and issued to the placement agent five-year warrants (the “Placement Agent Warrants”) to purchase 292,733 shares of our common stock (equal to 10% of the number of shares of common stock sold under the Purchase Agreement).  The Placement Agent Warrants have a five-year term, an exercise price of $0.60 and contain provisions for anti-dilution and price adjustments in the event of a future offering.

If the Company at any time while the Placement Agent Warrants are outstanding, shall sell or grant an option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or securities convertible, exchangeable or exercisable for shares of common stock, at an effective price per share less than the exercise price of the Placement Agent Warrants then in effect, the exercise price of the Placement Agent Warrants will be reduced to equal to such lower price.

The Company recorded the Investor Warrants and Placement Agent Warrants as a liability (see further disclosure at Note 3).  Accordingly, the net proceeds raised ($1.7 million in gross offering proceeds, net of $0.2 million in cost), were allocated to the fair value of the warrant liability of $1.1 million and the remainder was recorded as equity ($0.4 million).

On April 26, 2013, the Company issued 70,207 shares of its common stock to 3 employees as part of a specified portion of their regular annual cash bonus.

For the year ended December 31, 2012

On June 4, 2012, the Company issued 325,000 shares of its common stock as consideration for acquisition related expenses in conjunction with the Apex transaction. The shares were valued at $341,000 and were recorded as part of selling, general and administrative expenses in the consolidated statement of operations and comprehensive loss as of December 31, 2012. (Note 5)

On July 31, 2012, pursuant to the Asset Purchase Agreement with MacroSolve, the Company issued 617,284 shares of its common stock to purchase the business of Illume Mobile, a division of MacroSolve. The shares were valued at $698,000 and were recorded as part of the purchase price. (Note 5)

On November 15, 2012, the Company entered into an agreement (the “Sigma Agreement”) with Sigma Opportunity Fund II, LLC (“Sigma Opportunity Fund”) and Sigma Capital Advisors, LLC (“Sigma Advisors”).  Pursuant to the Sigma Agreement, the Company issued to the holders of the Series C Preferred Stock an aggregate of 175,364 shares of common stock as an anti-dilution adjustment.

(c) Warrants

For the nine months ended September 30, 2013

During the nine months ended September 30, 2013, the Company issued 1,463,667 Investor Warrants and 292,733 Placement Agent Warrants as discussed above. The exercise price of the Investor Warrants and the Placement Agent Warrants will be adjusted in the event of future issuances of the Company’s Common Stock at prices below the exercise price then in effect (“down-round” protection).  The Company evaluated the following guidance ASC 480-10 Distinguishing Liabilities from Equity and ASC 815-40 Contracts in an Entity’s Own Equity.  Based on this guidance, the Company’s management concluded these instruments are to be accounted for as liabilities instead of equity due to the down-round protection feature available on the exercise price of the Warrants. The Company recognized these Warrants as liabilities at their fair value and will re-measure them at fair value on each reporting date. ASC 820 Fair Value Measurement provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition (see Note 2).  Fair values for warrants are determined using the Monte-Carlo Simulation Model valuation technique. The Monte-Carlo Simulation Model valuation model provides for dynamic assumptions regarding volatility and risk-free interest rates within the total period to expected conversion.  In addition, management assessed the probabilities of future financing assumptions.

As of August 15, 2013 and August 21, 2013, the dates of issuance, we recorded the warrant liability at $1,099,000.  At September 30, 2013, the warrants were re-valued with a fair value of $933,000 with the difference of $166,000 recorded to other income in the unaudited condensed consolidated statement of operations and comprehensive loss.

The following table summarizes information about the Company’s outstanding common stock warrants as of September 30, 2013:

				Total		Weighted
				Warrants	Total	Average
	Date		Strike	Outstanding	Exercise	Exercise
	Issued	Expiration	Price	and Exercisable	Price	Price

Senior Subordinated Notes	Dec-09	Dec-14	$3.62	138,260	$500,000
Senior Subordinated Notes	Dec-09	Dec-14	4.34	138,260	600,000
Placement Agent Preferred Stock - Class D	Dec-12	Dec-17	1.10	704,200	774,620
Common Stock Investor Warrants	Aug-13	Aug-18	1.00	1,297,000	1,297,000
Common Stock Investor Warrants	Aug-13	Aug-18	1.00	166,667	166,667
Placement Agent Warrants - Common Stock	Aug-13	Aug-18	0.60	292,733	175,640
				2,737,120	$3,513,927	$1.28

NOTE 10 – ESOP PLAN

The Company has an Employee Stock Ownership Plan (the “ESOP”) which covers all non-union employees.  The Company’s contribution expense for the nine months ended September 30, 2013, was $134,000 representing approximately $104,000 for the ESOP principal payment and $30,000 for the ESOP interest.  ESOP shares are allocated to individual employee accounts as the loan obligation of the ESOP to the Company is reduced.  These amounts were previously calculated on an annual basis by an outside, independent financial advisor.   Compensation costs relating to shares released are based on the fair value of shares at the time they are committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for the nine months ended September 30, 2013 was approximately $78,000.  The fair value of the shares was $0.94 per share, based on the average of the daily market closing share price.

NOTE 11 - STOCK OPTION PLAN

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

A summary of the status of the Plans as of September 30, 2013, and information with respect to the changes in options outstanding is as follows:

			Weighted -
	Options		Average	Aggregate
	Available	Options	Exercise	Intrinsic
	for Grant	Outstanding	Price	Value

December 31, 2012	455,495	544,505	$1.82	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
September 30, 2013	455,495	544,505	$1.82	$-

Exercisable options at September 30, 2013		446,374	$1.75	$-

The following table summarizes information about stock options outstanding as of September 30, 2013:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$1.33 - 2.03	365,620	1.58	$1.65	355,461	1.53	$1.64
$2.06 - 4.34	178,885	7.60	2.16	90,913	7.54	2.16

Total	544,505	3.56	$1.82	446,374	2.76	$1.75

No awards were exercised during the nine months ended September 30, 2013 and 2012, respectively.  The total fair value of awards vested for the nine months ended September 30, 2013 and 2012 was $40,000 and $73,000, respectively.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period.  There were no stock option grants during the nine months ended September 30, 2013 and 2012.

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

Employee stock-based compensation costs for the nine months ended September 30, 2013 and 2012, was $31,000 and $50,000, respectively, and is included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.  As of September 30, 2013, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was $109,000 which is expected to be recognized over a weighted-average vesting period of 2.69 years.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its facilities and certain equipment under various operating leases which expire at various dates through fiscal 2018 and require us to pay a portion of the related operating expenses such as maintenance, property taxes, and insurance. There have been no material changes to our lease arrangements during the nine months ended September 30, 2013.  Please refer to Note 14 to the audited consolidated financial statements for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2013.

Rent expense for the nine months ended September 30, 2013 and 2012, was $511,000 and $353,000, respectively.

Apex Earn Out Obligations - If EBITDA (as uniquely defined in the agreement), of Apex for the twelve months ending July 31, 2013 (“2013 EBITDA”), is equal to or less than CDN$2,000,000, Apex shall pay an amount, to its former owners, equal to the product of the 2013 EBITDA multiplied by four less CDN$5,000,000 (“2013 EBITDA Basic Earn-Out Amount”), up to a maximum of CDN$3,000,000. An amount equal to 22.22% of the 2013 EBITDA Basic Earn-Out Amount shall be paid in cash and the balance shall be paid by Apex issuing a subordinated convertible note (the “Note”) (see Note 5).

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

The fair value of the earn out was calculated to be approximately CDN$1,076,000 (US$1,033,000 at the Closing Date).  At September 30, 2013, the calculated Earn Out Payment due under the Purchase Agreement was CDN$341,000 (US$331,000).  Accordingly, there is CDN$341,000 (US$331,000) recorded as potential additional purchase consideration in the unaudited condensed consolidated financial statements.  The adjustment of CDN$735,000 (US$713,000) was recorded as a separate component of operating expenses in the unaudited condensed consolidated statement of operations and comprehensive loss as of September 30, 2013.  On October 31, 2013 the Sellers disputed the Company’s calculation of the Earn Out Payment due and has stated the payment should be $1.6 million.  Per the terms of the Purchase Agreement, the seller and the Company have ten business days to reconcile any differences in the calculation of the Earn Out Payment.  The ten business days concludes on November 14, 2013.  If a reconciliation cannot be completed in that time period, the Company and the seller will refer the matter to a mutually agreed upon accounting firm to conclude the accuracy of the Earn Out Payment.  The accounting firm will have 45 calendar days to review the seller and the Company’s calculation of the Earn Out Payment, which will conclude on December 31, 2013.

The Company also entered into an employment agreement with Donald Dalicandro, the Former Chief Executive Officer of Apex, as a result of the Apex acquisition. Under the employment agreement, the Company further agreed Mr. Dalicandro would be appointed to the Company’s board of directors effective June 4, 2012, and would not be removed from the Company’s board of directors during the Earn-Out Period (as defined in the employment agreement) and the Bonus Period (as defined in the employment agreement) except by death, bankruptcy, incapacity or voluntary resignation. The agreement calls for annual bonus upon achieving certain results of operation at Apex for the 12 months ending July 31, 2013, 2014, and 2015.  Such bonuses are considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not his employment is retained (see Note 5).

As part of the Purchase Agreement, we are obligated to pay bonus consideration to the CEO of Apex. Such bonus is considered additional contingent purchase consideration as we are obligated to pay the bonus regardless of whether or not the CEO’s employment is retained.  The fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Closing Date).  At September 30, 2013 there is CDN$160,000 (US$154,000) recorded in accrued earn out consideration in the Company’s unaudited condensed consolidated balance sheets.

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

Under the Company’s bylaws, directors and officers have certain rights to indemnification by the Company against certain liabilities that may arise by reason of their status or service as directors or officers.  The Company maintains director and officer insurance, which covers certain liabilities arising from the obligation to indemnify directors and officers and former directors in certain circumstances.  No material indemnification liabilities were accrued at September 30, 2013.

The Company is party to employment agreements with certain of its key executive officers as of September 30, 2013.  The agreements do not provide for any material, out of ordinary course of business provisions or benefits.

Included in the key executive officer agreements is an employment agreement with its Chief Operating Officer.  Pursuant to the agreement, the officer is entitled to an annual bonus calculated pursuant to terms set forth in the agreement. The agreement also contains a severance provision providing up to twelve months of salary in certain situations.

NOTE 13 – SUBSEQUENT EVENT

In November 2013, the Company entered into definitive subscription agreements (“Series E Purchase Agreement”) with accredited investors for the sales of $3,835,000 in gross proceeds for 383,500 shares of Series E Convertible Preferred Stock (“Series E Preferred Shares”) for a purchase price of $10.00 per share. The initial Conversion Price is $0.50, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions.  The Company received net proceeds of approximately $3.4 million  (net of the fair value of placement agent warrants) from the initial closing, after deducting the placement agent’s fees of 8% and other offering expenses.  The Company paid the Placement Agent $306,800 in commissions (equal to 8% of the gross proceeds), and issued to the Placement Agent five-year warrants to purchase 767,000 shares of our common stock (equal to 10% of the number of shares of common stock underlying the Series E Preferred Shares sold under the Series E Purchase Agreement) at an exercise price of $0.55 per share, in connection with the Series E Purchase Agreement initial closing.  The Company expects to close a second round of Series E Preferred Shares with gross proceeds of $300,000-$700,000 shortly thereafter.

The Series D Preferred Stock’s initial Conversion Price was $1.00, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions.  As a result of the issuance of Common Stock in connection with the August 15, 2013 private placement (see Note 9(b)), the Conversion Price of the Series D Preferred Stock was reduced to $0.90.  As a result of the sale of Series E Preferred Shares described above, the Conversion Price of the Series D Preferred Stock was further reduced to $0.75 per share on November 12, 2013. The Company expects a second closing of Series E Preferred shortly after November 12, 2013 of approximately $300,000- $700,000.  If the second closing is for $700,000 the revised conversion price would be reduced to $0.73 per share. The Series D Preferred Stock contained certain anti-dilution provisions whereby the subsequent sale of Series E Preferred Shares may potentially create an imputed dividend that would impact EPS.

On August 15, 2013, the Company entered into a Purchase Agreement with multiple accredited investors relating to the issuance and sale of Common Stock in a private offering (see Note 9(b)).  For a period commencing on the Initial Closing and terminating on a date which is 24 months from the Initial Closing, in the event the Company issues or grants any shares of Common Stock or securities convertible, exchangeable or exercisable for shares of Common Stock pursuant to which shares of Common Stock may be acquired at a price less than $0.60 per share, then the Company shall promptly issue additional shares of Common Stock to the investors under the Purchase Agreement in an amount sufficient that the subscription price paid, when divided by the total number of shares issued (shares purchased under the Purchase Agreement plus the additional shares issued under this provision), will result in an actual price paid by the Subscriber per share of Common Stock equal to such lower price. As a result of the sale of Series E Preferred Shares described above, the Company is required to issue up to 585,467 additional common shares to the subscribers in the private offering,

The conversion price of the Investor Warrants issued in connection with the August 15, 2013 private placement was $1.00 per share.  If the Company at any time while the Investor Warrants are outstanding, shall sell or grant an option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or securities convertible, exchangeable or exercisable for shares of common stock (as, at an effective price per share less than the exercise price of the Investor Warrants then in effect, the exercise price of the Investor Warrants will be reduced to equal to such lower price.  As a result of the sale of Series E Preferred Shares described above, the conversion price of the Investor Warrants was reduced to $0.50 per share on November 12, 2013.

The conversion price of the Placement Agent Warrants issued in connection with the August 15, 2013 private placement was $0.60 per share.  If the Company at any time while the Placement Agent Warrants are outstanding, shall sell or grant an option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or securities convertible, exchangeable or exercisable for shares of common stock (as, at an effective price per share less than the exercise price of the Placement Agent Warrants then in effect, the exercise price of the Placement Agent Warrants will be reduced to equal to such lower price.  As a result of the sale of Series E Preferred Shares described above, the conversion price of the Placement Agent Warrants was reduced to $0.50 per share on November 12, 2013.

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

Pro Forma Disclosure of Financial Information (unaudited)

The following table summarizes our unaudited consolidated results of operations for the nine months ended September 30, 2012 as if the Apex and Illume acquisitions had occurred on January 1, 2012 (in thousands except per share data):

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	As Reported	Pro Forma	As Reported	Pro Forma

Net sales	$18,567	$18,669	$54,144	$56,346
Net loss attributable to common shareholders	(1,263)	(1,445)	(3,245)	(5,311)

Net loss per share - basic and diluted	(0.15)	(0.18)	(0.42)	(0.69)

Included in the pro forma combined results of operations are the following adjustments for Apex: (i) amortization of intangible assets for the three and nine months ended September 30, 2012 of $0 and $572,000, respectively (ii) a net increase in interest expense for the three and nine months ended September 30, 2012 of $0 and $291,000, respectively.

Included in the pro forma combined results of operations are the following adjustments for Illume Mobile: (i) amortization of intangible assets for the three and nine months ended September 30, 2012 of $18,000 and $125,000, respectively.  Net loss per share assumes the 325,000 shares issued in connection with the Apex acquisition and the 617,284 shares issued in connection with the Illume Mobile acquisition are outstanding for each period presented (see Note 5 – “Business Combinations” in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements).

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

Recent Business Developments

During the third quarter of 2013, we focused on improving customer service levels and increasing our ability to leverage consumer class mobile devices and cloud services to support our enterprise applications.  We released a new customer ordering portal that enables our enterprise customers to easily order additional products using electronic payment methods thus reducing the paperwork and time associated with generating repetitive purchase orders.  We also consolidated our east and west coast depot facilities into a single facility in our Irvine, CA location.  This consolidation enables us to gain the economies of scale created by a single location while also allowing us to extend the service hours of our east coast customers. Lastly, we relocated our Oklahoma, software development center to a historic building that is located in the heart of downtown Tulsa.  The space was designed by DecisionPoint to meet the needs of our customers and employees.

With the continued expansion of consumer class tablet computers and smart phones into the enterprise, we released the 2.7 version of ContentSentral, our mobile content management solution.  Some of the enhancements in this release include improvements to the user interface, extended support for additional file types and enhanced email and printing capabilities.  We are also increasing our support of Android devices.  In addition to extending APEXWare FS to the Motorola Android product line we have also become a Samsung partner and joined the Samsung APP Exchange.  Furthering our efforts to support cloud computing and the SaaS software deployment model, DecisionPoint was selected to be part of the Amazon Web Service (AWS) Partner Network as an APN Consulting Partner.  APN Consulting Partners are professional service firms that help customers design, architect, migrate or build new applications on AWS.  Consulting Partners are given access to a range of resources and training to better help customers deploy, run and manage applications in the AWS cloud.

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

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Total revenue	$17.6	$18.6	(5.3%)	$46.1	$54.1	(14.9%)
Gross profit	3.5	4.1	(16.0%)	9.9	11.6	(15.0%)
Total operating expenses	3.7	4.7	(22.7%)	13.2	13.4	(1.6%)
Loss from operations	(0.2)	(0.6)	(67.2%)	(3.3)	(1.8)	85.4%
Loss before provision for income taxes	(0.3)	(1.0)	(71.0%)	(3.9)	(2.4)	60.2%

Total Revenue

Revenues for the three and nine months ended September 30, 2013 and 2012 is summarized below:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Hardware	$11.9	$12.1	(2.3%)	$28.7	$36.8	(21.9%)
Professional services	4.3	4.7	(7.4%)	12.7	12.6	0.8%
Software	0.9	1.4	(32.9%)	3.5	3.2	6.9%
Other	0.5	0.4	20.8%	1.2	1.6	(21.8%)
	$17.6	$18.6	(5.3%)	$46.1	$54.1	(14.9%)

Revenues were $17.6 million for the three months ended September 30, 2013, compared to $18.6 million for the same period ended September 30, 2012, a decrease of $1.0 million or 5.3%.  The decrease in revenue was partially offset due to the inclusion of the operating results of our Apex and Illume Mobile acquisitions in mid-2012.  Revenues for Apex were $0.5 million for the three months ended September 30, 2013, compared to $0.4 million for the same period ended September 30, 2012.  Revenues for Illume Mobile were $0.2 million in the three months ended September 30, 2013 compared to $0.2 million for the same period ended September 30, 2012.  Excluding the impact of Apex and Illume Mobile acquisitions in mid-2012, revenues decreased by $1.2 million, or 6.6% over the same quarter in the prior year with the largest decrease occurring in software where sales decreased by 32.9%.

Revenues were $46.1 million for the nine months ended September 30, 2013, compared to $54.1 million for the same period ended September 30, 2012, a decrease of $8.0 million or 14.9%.  The decrease in revenue was partially offset due to the inclusion of the operating results of our Apex and Illume Mobile acquisitions in mid-2012.  Revenues for Apex were $1.9 million for the nine months ended September 30, 2013, compared to $0.5 million for the same period ended September 30, 2012.  Revenues for Illume Mobile were $0.7 million in the nine months ended September 30, 2013, compared to $0.2 million for the same period ended September 30, 2012.  Excluding the impact of Apex and Illume Mobile acquisitions in mid-2012, revenues decreased by $10.0 million, or 18.7% over the same period in the prior year with the largest decrease occurring in hardware sales where sales decreased by 21.9%.

The improved economic conditions in the U.S. which had begun in the first half of 2010, and continued improvement throughout 2011 and 2012 had a positive effect on our sales in those years.  Prior to 2010, major retail chains had deferred new technology implementation and delayed systems’ refresh.  Conversely, the economic environment in 2012 stabilized whereupon we benefitted from renewed interest and more importantly, fundamental need to implement new cost saving technology.  In the first nine months of 2013, we did not have the same level of customers with new technology implementation and systems’ refresh.  As a result, the hardware revenues for the three and nine months ended September 30, 2013 declined by 2.3% and 21.9%, respectively, which was due to the decrease in system upgrades of mobile computing at the retail level.  The slight increase in professional services for the nine months ended September 30, 2013 compared to the same period in 2012 of 0.8%, related to deployment and staging services to support our customers’ prior technology upgrades.  For the three months ended September 30, 2013, we did not have the same level of customers in professional services which resulted in a decrease of $0.4 million, or 7.4% over the same period in the prior year.  Our increase in software revenues for the nine months ended September 30, 2013 compared to the same period in 2012 is attributable to contributions of software revenues from the Apex and Illume Mobile acquisitions.  The slight decrease in other revenues for the nine months ended September 30, 2013 compared to the same period in the prior year relates to a reallocation of our corporate resources away from the lower volume for consumables and towards the professional services business.

Cost of Sales

Cost of sales for the three and nine months ended September 30, 2013 and 2012 is summarized below:

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Hardware	$9.8	$10.0	(2.4%)	$23.4	$30.5	(23.4%)
Professional services	2.9	3.0	(2.0%)	8.6	8.4	2.2%
Software	1.1	1.2	(8.7%)	3.4	2.7	27.0%
Other	0.3	0.2	30.8%	0.9	1.0	(11.4%)
	$14.1	$14.4	(2.3%)	$36.2	$42.6	(14.9%)

The types of expenses included in the cost of sales line are hardware costs, third party licenses, costs associated with third party professional services, salaries and benefits for project managers and software engineers, freight, consumables and accessories.

Cost of sales were $36.2 million for the nine months ended September 30, 2013, compared to $42.6 million for the same period ended September 30, 2012, a decrease of $6.4 million or 14.9%. The decrease in cost of sales for hardware of 23.4% for the nine months ended September 30, 2013 compared to the same period in 2012 was slightly higher than the hardware revenue decrease due to a fewer large orders which usually have reduced pricing. The increase in cost of sales for professional services from the nine months ended September 30, 2013 to the nine months ended September 30, 2012 was 2.2% compared to the revenue growth rate of 0.8%. The increase in cost of sales for software of 27.0% for the nine months ended September 30, 2013 compared to the same period in 2012 was slightly higher due to the impact of software intangible asset amortization.  The decrease in other cost of sales was related to the decrease in other revenues.

Gross Profit

Our gross profit was $3.5 million for the three months ended September 30, 2013, compared to $4.1 million for the same period ended September 30, 2012, a decrease of $0.6 million or 16.0%.  Our gross margin percentage decreased by 250 basis points to 19.7% in 2013, from 22.2% in the comparable period of 2012.

Our gross profit was $9.9 million for the nine months ended September 30, 2013, compared to $11.6 million for the same period ended September 30, 2012, a decrease of $1.7 million or 15.0%.  Our gross margin percentage was 21.4% for the nine months ended September 30, 2013, compared to 21.4% for the comparable period of 2012.

The decrease in gross margin percentage for the three months ended September 30, 2013 was due to a few large orders which usually have reduced pricing.  For the nine months ended September 30, 2013, our gross margin was comparable with the same period ended September 30, 2012.  We have continued implementation of increased cost control for the products and services which we resell, and our professional service costs were positively impacted by our better utilization associated with greater recognized revenue from these services in the current three and nine months and therefore, we realized higher margins on those services. Additionally, the benefits of increased cost control were partially offset due to amortization of intangible software assets, offset by the lower volume of hardware sales which carry a lower gross margin, combined with a higher proportion of sales from professional services.

Selling, General and Administrative Expenses

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)

Selling, general and administrative expenses	$4.5	$4.7	(5.4%)	$14.0	$13.4	4.6%
As a percentage of sales	25.5%	25.5%	(0.0%)	30.3%	24.7%	5.7%

Adjustment to earn-out obligations	$(0.8)	$-		$(0.8)	$-

Selling, general and administrative expenses were $4.5 million for the three months ended September 30, 2013, compared to $4.7 million for the same period in the prior year.  This represents a decrease of $0.2 million, or 5.4%. The decrease was primarily due to reduced legal and other professional fees.

Selling, general and administrative expenses were $14.0 million for the nine months ended September 30, 2013, compared to $13.4 million for the same period in the prior year.  This represents an increase of $0.6 million, or 4.6%. The increase was primarily due to the increase in sales salary related expenses of $0.6 million which, in part relates to the expansion of the sales force in the U.S. tasked with bringing the APEXWare™ product to the U.S. market offset partially by reduced legal and other professional fees.

The adjustment recorded for the earn-out obligations were $0.8 million for the three and nine months ended September 30, 2013. The adjustment for Apex was $0.7 million and $0.1 million for Illume Mobile.

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2013	2012	(Decrease)	2013	2012	(Decrease)
Depreciation and amortization
In cost of sales	$0.2	$0.2	(8.9%)	$0.6	$0.3	110.4%
In operating expenses	0.3	0.3	(16.5%)	0.9	0.7	26.5%
Total depreciation and amortization	$0.5	$0.6	(13.5%)	$1.5	$1.0	51.2%
As a percentage of sales	2.8%	3.1%		3.2%	1.8%

In addition to the differences above, selling, general and administrative costs were lower for the nine months ended September 30, 2013 due to amortization of intangible assets as a result of the Apex and Illume acquisitions in 2012.

Interest Expense

Interest expense, which is related to our line of credit, subordinated debt, was $0.2 million for the three months ended September 30, 2013, compared to $0.3 million for the same period in the prior year.

Interest expense, which is related to our line of credit, subordinated debt, was $0.7 million for the nine months ended September 30, 2013, compared to $0.7 million for the same period in the prior year.

The $0.1 million decrease in interest expense for the three months ended September 30, 2013 compared to the same period in the prior year was the result of decreased general debt obligations offset by an amendment to BDC Loan Agreement on April 29, 2013 to accrue interest at the rate of 12.5% per annum and the amendment to the Loan and Security Agreement with SVB entered in to on February 27, 2013 which provided an additional term loan of $1 million at a rate of 7.5%.  Due to these additional borrowings, interest expense was slightly less during the three months ended September 30, 2013.

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

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity.  For the nine months ended September 30, 2013, our revenue decreased approximately 14.9%, compared to the nine months ended September 30, 2012, partially due to the lower level of retail customers’ system refreshes and system implementations.  Excluding the impact of Apex and Illume Mobile Earn-Out adjustment, we also had an increased level of selling, general and administrative expenses in the first nine months of 2013 compared to the same period in 2012 due to inclusion of the results from Apex and Illume Mobile along with increased selling expenses, professional expenses and investor relations expenses related to being a public company along with an increase in amortization expense of intangible assets, all resulted in higher operating loss for the first nine months of 2013.

We believe that our strategic shift to higher margin field mobility solutions with additional APEXWare™ software and professional service revenues will improve our results as economic conditions continue to improve.

In the quarter ended September 30, 2013, we experienced a decrease in revenue of $1.0 million compared to the quarter ended September 30, 2012, and a $2.9 million increase in revenue compared to the previous sequential quarter ended June 30, 2013.  In the nine months ended September 30, 2013, we incurred approximately $1.3 million in increased expenses due to professional fees relating to capital raising activities, the registration of common shares as a result of the Series D Preferred Stock offering and associated audit fees, and other matters such as employee termination costs. We experienced a net loss of $0.2 million and $3.4 million for the three and nine month periods ended September 30, 2013, which were far in excess of the internal forecast maintained by the management team. In addition, we have a substantial working capital deficit totaling $(11.5) million at September 30, 2013.  Although a portion of this deficit is associated with deferred costs and unearned revenues and term debt that has been classified current due to expected future covenant violations (see Note 8 – “Term Debt” in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements), our liabilities that are expected to be satisfied in the foreseeable future in cash far exceed the operating assets that are expected to be satisfied in cash. As a result, the availability under our credit line has contracted significantly and our overall liquidity has become significantly constrained.

To address this, we have plans to seek additional capital through sales of our securities. There is no assurance additional funding will be available on terms acceptable to us, or at all.  If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders may be diluted.  We are also reducing non-essential expenses and completing the integration of our acquisitions of Apex and Illume Mobile, which is expected to result in further cost savings.   Such expense reduction measures include, but are not limited to, consolidation of administrative personnel, consolidation of information technology environments, reduction of outsourced consulting expertise and replacing certain service providers with lower cost providers. The result of these activities has reduced the expense structure of the consolidated business, however this reduction has not been material to date and we do not anticipate it becoming material in the foreseeable future.

On August 15, 2013, we entered into a securities purchase agreement (the “Purchase Agreement”) with accredited investors for the sale of common stock for gross proceeds of $1,756,400 (including $100,000 from management and existing shareholders of the Company) for 2,927,333 shares of common stock.  The effective price of the offering was $0.60 per share of common stock. An initial closing for $1,556,400 was held on August 15, 2013.  The final closing for $200,000 was held on August 21, 2013.  Additionally, pursuant to the Purchase Agreement, the Company issued 1,463,667 warrants to accredited investors at an exercise price of $1.00 per share. Further, the Company issued 292,833 warrants to the placement agent at an exercise price of $0.60 per share. The warrants received liability accounting treatment under existing technical standards.  We received net proceeds of approximately $1.5 million from the offering, after deducting the placement agent’s fees of 10% and other offering expenses. (see Note 9 – “Stockholders’ Equity” and Note 3 – “Warrant Liability” in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements).

In November 2013, the Company entered into definitive subscription agreements (“Series E Purchase Agreement”) with accredited investors for the sales of $3,835,000 in gross proceeds for 383,500 shares of Series E Convertible Preferred Stock (“Series E Preferred Shares”) for a purchase price of $10.00 per share. The initial Conversion Price is $0.50, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions.  The Company received net proceeds of approximately $3.4 million  (net of the fair value of placement agent warrants) from the initial closing, after deducting the placement agent’s fees of 8% and other offering expenses.  The Company issued to the Placement Agent five-year warrants to purchase 767,000 shares of our common stock (equal to 10% of the number of shares of common stock underlying the Series E Preferred Shares sold under the Series E Purchase Agreement) at an exercise price of $0.55 per share, in connection with the Series E Purchase Agreement initial closing.  The Company expects to close a second round of Series E Preferred Shares with gross proceeds of $300,000-$700,000 shortly thereafter (see Note 13 – “Subsequent Event” in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements).

During 2012 and 2013, all principal payments on our term debt were made within payment terms. We were not in compliance with certain financial covenants under the agreements with Royal Bank of Canada (“RBC Credit Agreement”) and BDC, Inc. (“BDC Credit Agreement”) as of December, 31, 2012, March 31, 2013 and June 30, 2013.  We have received waivers for non-compliance for past covenant violations.  On August 22, 2013, the BDC Credit Agreement was amended and certain financial covenants were modified.  Pursuant to the amended loan agreement, we are required to maintain, for the duration of the investment, a term debt to equity ratio not exceeding 1.1:1 (measured annually); and an adjusted current ratio of 0.40:1 (measured annually) and revised yearly 120 days after each year end.  We were in compliance with all of our BDC financial covenants as of September 30, 2013. We expect to continue to meet the requirements of our BDC financial covenants over the short and long term.  On August 16, 2013 the RBC Credit Agreement was amended and certain financial covenants were modified.  Pursuant to the amended credit agreement and commencing with the fiscal year ending December 31, 2013, we are required to maintain a fixed coverage ratio, calculated on a consolidated basis of not less than 1.15:1 with a step-up to 1.25:1 as of March 31, 2014, tested on a rolling four quarter basis thereafter and a ratio of funded debt to EBITDA, calculated on an annual consolidated basis of not greater than 3.0:1, tested on a rolling four quarter basis thereafter.  As part of the revised financial covenants, covenant testing was waived by RBC for September 30, 2013.  We do not believe that we will be in compliance with the reset covenants at December 31, 2013.  Although we believe it is improbable that RBC will exercise their rights up to, and including, acceleration of the outstanding debt, there can be no assurance RBC will not exercise their rights pursuant to the provisions of the debt obligation. Accordingly, we have classified this debt obligation as current at September 30, 2013 (see Note 8 – “Term Debt” in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements).

At October 31, 2013, the outstanding balance on the line of credit with Silicon Valley Bank (“SVB”) is $3.7 million, down from $4.1 million at September 30, 2013, and the availability under the line of credit has decreased to $1.6 million (see Note 7 – Lines of Credit).  We rely on the line of credit to fund daily operating activities maintaining very little cash on hand.  As of December 31, 2012, we were in compliance with all of our financial covenants with SVB. As of May 31, 2013 and June 30, 2013, we were not in compliance with the Tangible Net Worth financial covenant as defined in the amended SVB Loan Agreement. SVB has agreed to temporarily forbear from exercising their rights and remedies under the facility until August 28, 2013 and has agreed to waive the existing covenant violations if a gross capital raise of $1.5 million is completed by such date. We completed the capital raise and were able to achieve compliance with the forbearance agreement prior to August 28.2013.  Except for any capital raises through August 28, 2013, the minimum Tangible Net Worth requirement of a $(9.7) million deficit will be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation).  As of September 30, 2013, we were in compliance with the Tangible Net Worth financial covenant and had available a $0.3 million cushion over the requirement. In November 2013, the Company entered into a definitive subscription agreement with accredited investors for the sale of Series E Preferred Stock, raising $3.8 million in gross proceeds (See Note 13).  Given the effect of the capital raise ($3.8 million in gross proceeds, net of $400,000 in costs) closed to date in November, we believe that at the time of this filing we are in compliant with the terms and provisions of its SVB lending agreement and expect to continue to meet the requirements of our SVB financial covenants over the short and long term. The Company is in currently discussions with SVB regarding the Tangible Net Worth covenant and a reduction of the 50% of additional capital raised to 25% of capital raised in November 2013. Should we continue to incur losses in a manner consistent with its recent historical financial performance, we will violate this covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

In the near term, our successful restructuring of our operations and reduction of operating costs and/or our ability to raise additional capital at acceptable terms is critical to our ability to continue to operate for the foreseeable future.  If we continue to incur operating losses and/or do not raise sufficient additional capital, material adverse events may occur including, but not limited to, 1) a reduction in the nature and scope of the Company’s operations, 2) the Company’s inability to fully implement its current business plan and/or 3) continued defaults under the various loan agreements.  A covenant default would give the bank the right to demand immediate payment of all outstanding amounts which we would not be able to repay out of normal operations.  There are no assurances that we will successfully implement our plans with respect to these liquidity matters.  The unaudited condensed consolidated financial statements do not reflect any adjustment that may be required resulting from the adverse outcome relating to this uncertainty.

As a matter of course, we do not maintain significant cash balances on hand since we are financed by a line of credit.  Typically, we use any excess cash to repay the then outstanding line of credit balance.  As long as we continue to generate revenues and meet our financial covenants, we are permitted to draw down on our line of credit to fund our normal working capital needs.  As of September 30, 2013, the outstanding balance on our SVB line of credit was approximately $4.1 million and the interest rate is 7.0%.  As of September 30, 2013, there was $4.3 million available under the line of credit.  As of October 31, 2013, the outstanding balance under the line of credit was $3.7 million and there was $1.3 million available under the line of credit.  On February 27, 2013, we obtained an additional $1.0 million term loan from SVB (see below under “2013 Financing” for terms of the line of credit and the term loan.)

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

As of September 30, 2013 and December 31, 2012, we had cash of approximately $0.3 million and $1.1 million, respectively.  We have used, and plan to use, such cash for general corporate purposes, including working capital.

As of September 30, 2013, we had negative working capital of $11.5 million and total stockholders’ deficit of ($2.3) million.  As of December 31, 2012, we had negative working capital of $9.1 million and total stockholders’ equity of $0.9 million.  We experienced a net loss of $0.2 million and $3.4 million for the three and nine month periods ended September 30, 2013.  Although a portion of this deficit is associated with deferred costs and unearned revenues and term debt that has been classified current due to expected future covenant violations (see further discussion at Note 8 – “Term Debt” in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements), the liabilities of the Company that are expected to be satisfied in the foreseeable future in cash exceed the operating assets that are expected to be satisfied in cash.

2013 Financing, Common Stock Private Placement and Preferred Series E Private Placement

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

On August 16, 2013, we signed an agreement with SVB (“Forbearance Agreement”) where SVB has agreed to temporarily forbear from exercising their rights and remedies under the facility until August 28, 2013 and has agreed to waive the existing covenant violations if a gross capital raise of $1.5 million is completed by such date.  We completed the capital raise and were able to achieve compliance with the Forbearance Agreement prior to August 28, 2013. Accordingly, we believe that at the time of this filing it is compliance with the terms and provisions of its SVB lending agreements.  Except for any capital raises through August 28, 2013, the minimum Tangible Net Worth requirement of a $(9.7) million deficit will be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation).  As of September 30, 2013, we were in compliance with the Tangible Net Worth financial covenant and had available a $0.3 million cushion over the requirement. In November 2013, the Company entered into a definitive subscription agreement with accredited investors for the sale of Series E Preferred Stock, raising $3.8 million in gross proceeds (See Note 13).  Given the effect of the capital raise ($3.8 million in gross proceeds, net of $400,000 in costs) closed to date in November, we believe that at the time of this filing it is compliant with the terms and provisions of its SVB lending agreement and expect to continue to meet the requirements of our SVB financial covenants over the short and long term. The Company is in currently discussions with SVB regarding the Tangible Net Worth covenant and a reduction of the 50% of additional capital raised to 25% of capital raised in November 2013. Should we continue to incur losses in a manner consistent with its recent historical financial performance, we will violate this covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

Common Stock Private Placement

 On August 15, 2013, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with multiple accredited investors relating to the issuance and sale of Common Stock in a private offering.  On August 15, 2013, the initial closing date (the “Initial Closing”) of the Purchase Agreement, we sold (i) an aggregate of 2,594,000 shares of our Common Stock for $0.60 per share and (ii) Common Stock Purchase Warrants (the “Investor Warrants”) for the purchase of an aggregate of 1,297,000 shares for aggregate gross proceeds of $1,556,400.  The Investor Warrants have a five-year term, an exercise price of $1.00 and contain certain provisions for anti-dilution and price adjustments in the event of a future offering.

On August 21, 2013, the final closing date (the “Final Closing”) of the Purchase Agreement, we sold (i) an aggregate of 333,333 shares of our Common Stock for $0.60 per share and (ii) 166,667 Investor Warrants for aggregate gross proceeds of $200,000.

For a period commencing on the Initial Closing and terminating on a date which is 24 months from the Initial Closing, in the event we issue or grant any shares of Common Stock or securities convertible, exchangeable or exercisable for shares of Common Stock pursuant to which shares of Common Stock may be acquired at a price less than $0.60 per share, then we shall promptly issue additional shares of Common Stock to the investors under the Purchase Agreement in an amount sufficient that the subscription price paid, when divided by the total number of shares issued (shares purchased under the Purchase Agreement plus the additional shares issued under this provision), will result in an actual price paid by the investor per share of Common Stock equal to such lower price.

If we at any time while the Investor Warrants are outstanding, shall sell or grant an option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or securities convertible, exchangeable or exercisable for shares of common stock, at an effective price per share less than the exercise price of the Investor Warrants then in effect, the exercise price of the Investor Warrants will be reduced to equal to such lower price.

Pursuant to the terms in the Purchase Agreement, on September 23, 2013, the Company filed a Registration Statement on Form S-1 (the “Form S-1”) for the registration of the 2,927,333 shares of Common Stock and the 1,463,667 shares issuable upon exercise of the Investor Warrants sold under the Purchase Agreement. On October 4, 2013, the Form S-1 was declared effective by the SEC.

We paid the placement agent $175,600 in commissions (equal to 10% of the gross proceeds), and issued to the Placement Agent five-year warrants (the “Placement Agent Warrants”) to purchase 292,733 shares of our common stock (equal to 10% of the number of shares of common stocksold under the Purchase Agreement).  The Placement Agent Warrants have a five-year term, an exercise price of $0.60 and contain provisions for anti-dilution and price adjustments in the event of a future offering.

If we at any time while the Placement Agent Warrants are outstanding, shall sell or grant an option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or or securities convertible, exchangeable or exercisable for shares of common stock, at an effective price per share less than the exercise price of the Placement Agent Warrants, the exercise price of the Placement Agent Warrants then in effect will be reduced to equal to such lower price.

We recorded the Investor Warrants and Placement Agent Warrants as a liability (see further disclosure at Note 3 – “Warrant Liability” in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements)).  Accordingly, the net proceeds raised ($1.7 million in gross offering proceeds, net of $0.2 million in cost) were allocated to the fair value of the warrant liability of $1.1 million and the remainder was recorded as equity ($0.4 million).

Preferred Series E Private Placement

In November 2013, the Company entered into definitive subscription agreements (“Series E Purchase Agreement”) with accredited investors for the sales of $3,835,000 in gross proceeds for 383,500 shares of Series E Convertible Preferred Stock (“Series E Preferred Shares”) for a purchase price of $10.00 per share. The initial Conversion Price is $0.50, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions. The Company received net proceeds of approximately $3.4 million  (net of the fair value of placement agent warrants) from the initial closing, after deducting the placement agent’s fees of 8% and other offering expenses.  The Company paid the Placement Agent $306,800 in commissions (equal to 8% of the gross proceeds), and issued to the Placement Agent five-year warrants to purchase 767,000 shares of our common stock (equal to 10% of the number of shares of common stock underlying the Series E Preferred Shares sold under the Series E Purchase Agreement) at an exercise price of $0.55 per share, in connection with the Series E Purchase Agreement initial closing.  The Company expects to close a second round of Series E Preferred Shares with gross proceeds of $300,000-$700,000 shortly thereafter (see Note 13 – “Subsequent Event” in the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements).

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

In addition, the RBC Term Loan calls for mandatory repayments based on 20% of Apex’s free cash flow as defined in the RBC Credit Agreement, before discretionary bonuses based on the annual year end audited financial statements of Apex, beginning with the fiscal year ended December 31, 2012, and payable within 30 days of the delivery of the annual audited financial statements, and continuing every six months through December 31, 2014. As of September 30, 2013 and December 31, 2012, the Company estimates that the mandatory repayment based on 20% of Apex’s free cash flow will be $0.

The RBC Term Loan has certain financial covenants and other non-financial covenants.  As of June 30, 2013 and December 31, 2012, Apex was not in compliance with the Fixed Charge Coverage ratio (as defined by the RBC Credit Agreement).  Under the RBC Credit Agreement, violation of this covenant is an Event of Default which grants RBC the right to demand immediate payment of outstanding balances.  In March 2013, May 2013 and August 2013, we received waivers for non-compliance of these covenants at December 31, 2012, March 31, 2013 and June 30, 2013.  On August 16, 2013 the RBC Credit Agreement was amended and certain financial covenants were modified.  Pursuant to the amended credit agreement and commencing with the fiscal year ending December 31, 2013, We are required to maintain a fixed coverage ratio, calculated on a consolidated basis of not less than 1.15:1 with a step-up to 1.25:1 as of March 31, 2014, tested on a rolling four quarter basis thereafter and a ratio of funded debt to EBITDA, calculated on an annual consolidated basis of not greater than 3.0:1, tested on a rolling four quarter basis thereafter.   As part of the revised financial covenants, covenant testing was waived for September 30, 2013.  We do not believe that we will be in compliance with the reset covenants at December 31, 2013.  Although we believe it is improbable RBC will exercise their rights up to, and including, acceleration of the outstanding debt, there can be no assurance that RBC will not exercise their rights pursuant to the provisions of the debt obligation.  Accordingly, we have classified the term debt obligation as current at September 30, 2013.

On June 4, 2012, Apex also entered into the BDC Loan Agreement with BDC Capital Inc. (“BDC”), a wholly-owned subsidiary of Business Development Bank of Canada, pursuant to which BDC made available to Apex a term credit facility (“BDC Credit Facility”) in the aggregate amount of CDN $1,700,000 (USD $1,632,340 at the Closing Date). The BDC Term Loan initially accrued interest at the rate of 12% per annum, and matures on June 23, 2016, with an available one year extension for a fee of 2%, payable at the time of extension.  On April 29, 2013, the BDC Term Loan was amended to accrue interest at the rate of 12.5% per annum.  In addition to the interest payable, consecutive quarterly payments of CDN$20,000 as additional interest are due beginning on June 23, 2012, and subject to compliance with bank covenants, Apex will make a mandatory annual principal payment in the form of a cash flow sweep which will be equal to 50% of the Excess Available Funds (as defined by the BDC Loan Agreement) before discretionary bonuses based on the annual year end audited financial statements of Apex. The maximum annual cash flow sweep in any year will be CDN$425,000. As of December 31, 2012 and at September 30, 2013, the Company estimated the cash sweep will be approximately $0.  Such payments will be applied to reduce the outstanding principal payment due on the maturity date.  In the event that Apex’s annual audited financial statements are not received within 120 days of its fiscal year end, the full CDN$425,000 becomes due and payable on the next payment date. Apex paid approximately $70,000 in financing costs which has been recorded as deferred financing costs and is being amortized to interest expense over the term of the loan.

The BDC Loan Agreement contains certain financial and non-financial covenants which may materially impact our liquidity, including minimum working capital requirements, tangible net worth requirements and limitations on additional indebtedness.  Under the BDC Loan Agreement, violation of this covenant is an Event of Default which grants BDC the right to demand immediate payment of outstanding balances.  In March 2013, May 2013 and August 2013, we received waivers for non-compliance of these covenants at December 31, 2012, March 31, 2013 and June 30, 2013.  On August 22, 2013, the BDC Term Loan was amended and certain financial covenants were modified.  Pursuant to the amended loan agreement, the Company is required to maintain, for the duration of the investment, a term debt to equity ratio not exceeding 1.1:1 (measured annually); and an adjusted current ratio of 0.40:1 (measured annually) and revised yearly 120 days after each year end.  We were in compliance with all of our BDC financial covenants as of September 30, 2013. Currently, we expect to continue to meet the requirements of our BDC financial covenants over the short and long term.

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

In connection with the Series D First Closing, on December 20, 2012, we filed a Certificate of Designation of Series D Preferred Stock (the “Series D Certificate of Designation”) with the Secretary of State of Delaware. Pursuant to the Series D Certificate of Designation, we designated 4,000,000 shares of our preferred stock as Series D Preferred Stock. The Series D Preferred Stock has a Stated Value of $10.00 per share, votes on an as-converted basis with the common stock, and is convertible, at the option of the holder, into such number of shares of our common stock equal to the number of shares of Series D Preferred Stock to be converted, multiplied by the Stated Value, divided by the Conversion Price in effect at the time of the conversion.  The initial Conversion Price is $1.00, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions.  As a result of the private placement closed on August 15, 2013 and August 21, 2013 (see Note 9(b)), the Conversion Price of the Series D Preferred Stock was reduced to $0.90.  The Series D Preferred Stock entitles the holder to cumulative dividends, payable quarterly, at an annual rate of (i) 8% of the Stated Value during the three year period commencing on the date of issue, and (ii) 12% of the Stated Value commencing three years after the date of issue. We may, at our option, pay dividends in PIK Shares, in which event the applicable dividend rate will be 12% and the number of such PIK Shares issuable will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of the Company’s common stock for the five prior consecutive trading days.

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

The Series D Preferred Stock holders also were granted registration rights which required the Company to file a registration statement with the SEC within 60 days of the final closing date (December 31, 2012), and to have the registration statement declared effective within 90 days thereafter.  The initial registration statement was filed on February 12, 2013.  Failure of the registration statement to be declared effective by May 12, 2013, resulted in a partial liquidated damage equal to 0.1% of the purchase price paid by each investor to become payable on each monthly anniversary until the registration statement was declared effective.  On July 30, 2013, the registration statement was declared effective by the U.S. Securities and Exchange Commission.  On October 15, 2013, the Company paid liquidated damages of $18,000.

Cash Flows from Operating, Investing and Financing Activities

Information about our cash flows, by category, is presented in the accompanying unaudited Condensed Consolidated Statements of Cash Flows. The following table summarizes our cash inflows (outflows) for the nine months ended September 30, 2013 and 2012 (in millions):

	Nine Months Ended
	September 30,
	2013	2012	Increase/(Decrease)

Operating activities	$(2.2)	$0.7	$(2.8)	(409.4%)
Investing activities	(0.0)	(5.1)	(5.1)	(99.4%)
Financing activities	1.4	4.5	(3.2)	(70.0%)

Cash provided by operating activities during the first nine months of 2013 decreased by $2.8 million over the prior year.  The decrease in cash from operations was primarily driven by a decrease in gross profit of $1.7 million resulting in an increase in net loss in the first nine months of 2013 of $0.9 million.  Additionally, the changes in net working capital and other balance sheet changes contributed to a $2.5 million increase in cash used in operating activities, offset from a $4.4 million decrease in accounts receivable due to timing of receivable collections.

During the nine months ended September 30, 2013, net cash used in operating activities was $2.2 million.  Our net loss was $3.5 million in the first nine months of 2013, a portion of which was the result of non-cash transactions during the year.  Specifically, we had a $0.8 million of other non-cash transactions including, but not limited to depreciation and amortization, employee stock-based compensation and ESOP compensation expense.

For the nine months ended September 30, 2012, net cash provided by operating activities was $0.7million.  Our net loss was $2.5 million during the first nine months of 2012, most of which was the result of non-cash transactions during the quarter.  Specifically, we had a $1.2 million non-cash expense such as depreciation and amortization, employee and non-employee stock-based compensation, and deferred taxes.

Net cash used in investing activities was negligible during the nine months ended September 30, 2013. Net cash used in investing activities was $5.1 million for the nine months ended September 30, 2012 and primarily related to the cash payment for the acquisition of Apex System Integrators, Inc. in June 2012.

During the nine months ended September 30, 2013, net cash provided by financing activities was $1.4 million, primarily due to $1.0 million in proceeds from the bank term loan, net of $1.6 million in payments for term loans, a net $0.8 million in borrowings under our lines of credit, payment of $0.3 million for the Series D Preferred Stock dividend and $1.5 million in net proceeds from a common stock private placement.

During the nine months ended September 30, 2012, net cash provided by financing activities was $4.5 million, primarily due to the $4.0 million due to the issuance of term loan, $0.7 million in borrowings under our line of credit, $1.0 million in debt repayments, payment of $0.5 million for the Series C Preferred Stock dividend, $0.3 million of financing costs and $1.5 million received in reverse recapitalization.

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

Comprehensive Loss

Comprehensive loss consists of net loss and accumulated other comprehensive loss, which includes certain changes in equity that are excluded from net income.  Comprehensive loss for the nine months ended September 30, 2013 is equal to the net loss plus other comprehensive loss totaling $23,000 (relating to exchange translation adjustments arising from the consolidation of our Canadian Apex subsidiary).  Comprehensive loss for the comparable nine months ended September 30, 2012 is $5,000.

Fair Value Measurement

Financial assets and liabilities are measured at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•
Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2013.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None
ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

10.1	Loan Amendment with Business Development Bank of Canada

10.2	Loan Amendment with Royal Bank of Canada

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)

31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DecisionPoint Systems, Inc.

Date: November 14, 2013	By:	/s/ Nicholas R. Toms
Nicholas R. Toms
Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2013	By:	/s/ Michael Roe
Michael Roe
VP of Finance (Principal Financial Officer)