Form 10-K
period 2013-12-31
DecisionPoint Systems, Inc.
filed 2014-03-31
CIK 1505611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of June 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,152,787.
The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 12,729,563 as of March 31, 2014.

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

Recent Developments

Preferred Series E Private Placement

On November 12, 2013, we closed a securities purchase agreement (the “Series E Purchase Agreement”) with accredited investors (the “Series E Investors”), pursuant to which the Company sold an aggregate of 383,500 shares of Series E Preferred Stock (the “Series E Preferred Shares”) for a purchase price of $10.00 per share, for aggregate gross proceeds of $3,835,000 (the “Series E First Closing”).

We retained Taglich Brothers, Inc. (the “Series E Placement Agent”) as the placement agent for the Series E First Closing. We paid the Series E Placement Agent $306,800 in commissions (equal to 8% of the gross proceeds), and issued to the Series E Placement Agent five-year warrants (the “Series E Placement Agent Warrants”) to purchase 767,000 shares of common stock (equal to 10% of the number of shares of common stock underlying the Series E Preferred Shares sold under the Series E Purchase Agreement) at an exercise price of $0.55 per share, in connection with the Series E First Closing.  In addition, we paid Sigma Capital Advisors $115,050 (equal to 3% of the gross proceeds from the Series E First Closing) as a finder’s fee.

On November 22, 2013, we sold an additional 25,500 shares of Series E Preferred Stock to Series E Investors for a purchase price of $10.00 per share, for aggregate gross proceeds of $255,000 (the “Series E Second Closing”, and together with the Series E First Closing, the “Series E Closings”) pursuant to the Series E Purchase Agreement for an aggregate of 409,000 shares of Series E Preferred Stock sold. The Series E Placement Agent acted as the placement agent for the Series E Second Closing as well.  We paid the Series E Placement Agent $20,400 in commissions (equal to 8% of the gross proceeds), and issued to the Series E Placement Agent and its designees Series E Placement Agent Warrants to purchase 51,000 shares of common stock (equal to 10% of the number of shares of common stock underlying the Series E Preferred Shares sold under the Series E Purchase Agreement) at an exercise price of $0.55 per share, in connection with the Series E Second Closing.  In addition, the Company will pay Sigma Capital Advisors $7,650 (equal to 3% of the gross proceeds from the Series E Second Closing) as a finder’s fee.

Our proceeds from the Series E Closings, before deducting placement agent fees, finder’s fees and other expenses, were approximately $4.1 million. Approximately $0.6 million was used to pay fees and expenses of this offering, and $3.5 million (before reduction of the fair value of the Series E Placement Agent Warrants of $278,000) are funds available for general corporate purposes.

Pursuant to the Series E Purchase Agreement, we agreed to, within 60 days of the final closing under the Purchase Agreement, (a) file a registration statement (the “Series E Registration Statement”) with the SEC covering the re-sale of the Series E Preferred Shares, the shares of common stock underlying the Series E Preferred Shares, the shares of Series E Preferred Stock issuable as dividends on the Series E Preferred Shares (“Series E PIK Shares”), the shares of common stock underlying the Series E PIK Shares, and the shares of common stock underlying the Series E Placement Agent Warrants, (b) file a registration statement under the Securities Exchange Act of 1934, as amended, with the SEC registering the class of Series E Preferred Stock, and (c) use our best efforts, including seeking and cooperating with one or more market makers, to cause the quotation of the Series E Preferred Stock on the OTC Bulletin Board and the OTCQB tier of the OTC Markets Group. We also agreed to use our best efforts to have the Series E Registration Statement become effective as soon as possible after filing (and in any event within 90 days of the filing of such Series E Registration Statement), and to keep such Series E Registration Statement effective for a minimum of three years. The initial registration statement was filed on January 10, 2014.  If the registration statement is not declared effective by January 21, 2014, a partial liquidated damage equal to 0.1% of the purchase price paid by each investor shall be payable on each monthly anniversary until the registration statement becomes effective.  In no event shall the partial liquidated damage exceed 0.6% of the purchase price paid by each investor.  On January 22, 2014, the registration statement was declared effective by the U.S. Securities and Exchange Commission.

In connection with the Series E First Closing, on November 12, 2013, we filed a Certificate of Designation of Series E Preferred Stock (the “Series E Certificate of Designation”) with the Secretary of State of Delaware.  Pursuant to the Series E Certificate of Designation, we designated 2,000,000 shares of the Company’s preferred stock as Series E Preferred Stock.  The Series E Preferred Stock has a Stated Value of $10.00 per share, does not have voting rights, and is convertible, at the option of the holder, into such number of shares of common stock equal to the number of shares of Series E Preferred Stock to be converted, multiplied by the Stated Value, divided by the Conversion Price in effect at the time of the conversion.  The initial Conversion Price is $0.50, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions. The Series E Preferred Stock entitles the holder to cumulative dividends (subject to the prior dividend rights of the Company’s Series D Preferred Stock), payable quarterly, at an annual rate of (i) 10% of the Stated Value during the three year period commencing on the date of issue, and (ii) 14% of the Stated Value commencing three years after the date of issue. We may, at our option (subject to certain conditions), pay dividends in shares of Series E Preferred Stock, in which event the applicable dividend rate will be 14% and the number of shares issuable as a dividend will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of our common stock for the five prior consecutive trading days.

Pursuant to the Series E Certificate of Designation, upon any liquidation, dissolution or winding-up of our Company, holders of Series E Preferred Stock will be entitled to receive (following payment in full of amounts owed to in respect of the Company’s Series D Preferred Stock), for each share of Series E Preferred Stock, an amount equal to the Stated Value of $10.00 per share plus any accrued but unpaid dividends thereon before any distribution or payment may be made to the holders of any common stock, Series A Preferred Stock, Series B Preferred Stock, or subsequently issued preferred stock.

Pursuant to the Series E Certificate of Designation, commencing on the trading day on which the closing price of the common stock is greater than $1.35 for thirty consecutive trading days with a minimum average daily trading volume of at least 10,000 shares for such period, and at any time thereafter, we, in our sole discretion, may effect the conversion of all of the outstanding shares of Series E Preferred Stock to common stock (subject to the condition that, all of the shares issuable upon such conversion may be re-sold without limitation under an effective registration statement or pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”)).

In connection with the Series E First Closing, on November 12, 2013, we filed Amendment No. 2 to our Certificate of Designation of Series A Preferred Stock (the “Series A Amendment”), and Amendment No. 2 to our Certificate of Designation of Series B Preferred Stock (the “Series B Amendment”).  Pursuant to the Series A Amendment and the Series B Amendment, the Series A Preferred Stock and the Series B Preferred Stock will be subordinate to the Series E Preferred Stock with respect to any distributions upon any liquidation, dissolution or winding-up of our Company, respectively.

In connection with the Series E First Closing, on November 12, 2013, we filed a Certificate of Elimination of Series C Preferred Stock (the “Series C Certificate of Elimination”), pursuant to which, the 5,000,000 shares of our preferred stock that had been designated as Series C Preferred Stock were returned to the status of blank check preferred stock.

Common Stock Private Placement

As of August 15, 2013, we entered into a securities purchase agreement (the “Common Stock Purchase Agreement”) with accredited investors (the “Common Stock Investors”) for aggregate gross proceeds of $1,756,400.  Closings were held as of August 15, 2013 and August 21, 2013.  Pursuant to the Common Stock Purchase Agreement, the Company sold an aggregate of 2,927,333 Units, each Unit consisting of one share of common stock and one warrant to purchase one-half of one share of common stock (the “Investor Warrants”), for a purchase price of $1.00 per Unit, such that the Company sold an aggregate of 2,927,333 shares of common stock (the “Common Shares”) and 1,463,667 Investor Warrants for aggregate gross proceeds of $1,756,400 (the “Common Stock Private Placement”).  The Investor Warrants have a five-year term and an initial exercise price of $1.00 per share and contain certain provisions for anti-dilution and price adjustments in the event of a future offering.  As a result of the sales of Series E Preferred Shares described above, the conversion price of the Investor Warrants was reduced to $0.50 per share on November 12, 2013.

Pursuant to the Common Stock Purchase Agreement, the Company granted to the Common Stock Investors anti-dilution rights such that, for the period commencing on August 15, 2013 and terminating August 21, 2015, in the event the Company issues or grants any shares of common stock or securities convertible, exchangeable or exercisable for shares of common stock (subject to certain exceptions) pursuant to which shares of common stock may be acquired at a price less than $0.60 per share, then the Company will issue additional shares of common stock to the Common Stock Investors in an amount sufficient that the subscription price paid under the Common Stock Private Placement, when divided by the total number of shares issued, will result in an actual price paid by such Common Stock Investors per share of common stock equal to such lower price.

On December 10, 2013, we issued an additional 585,467 shares of our common stock to the Common Stock Investors as a result of the anti-dilution adjustment triggered by the sale of Series E Preferred Shares described above.  The shares were valued at $263,000 and were recorded as deemed dividend in the consolidated financial statements.

We retained Newport Coast Securities, Inc. (the “Common Stock Placement Agent” or "Newport") as the placement agent for the Common Stock Private Placement.  The Company paid the Common Stock Placement Agent $175,640 in commissions (equal to 10% of the gross proceeds), and issued to the Common Stock Placement Agent and its designees five-year warrants (the “Placement Agent Warrants”) to purchase 292,733 shares of common stock (equal to 10% of the number of Units sold in the Common Stock Private Placement) at an initial exercise price of $0.60 per share, exercisable on a cashless basis, in connection with the Common Stock Private Placement and contain certain provisions for anti-dilution and price adjustments in the event of a future offering.  As a result of the sale of Series E Preferred Shares described above, the conversion price of the Placement Agent Warrants was reduced to $0.50 per share on November 12, 2013.

The Common Stock Investors included Nicholas Toms, the Company’s chief executive officer, who purchased 166,667 Units for an aggregate purchase price of $100,000, and an additional existing stockholder of the Company, who purchased 83,333 Units for an aggregate purchase price of $50,000.  On December 10, 2013, Mr. Toms received an additional 33,333 shares of common stock as part of the 585,467 shares of common stock issued to Common Stock Investors for anti-dilution rights.

We received net proceeds from the Common Stock Private Placement of approximately $1.4 million, after deducting the Common Stock Placement Agent’s commissions and other offering expenses.  We used the net proceeds for working capital and other general corporate purposes.

Pursuant to the Common Stock Purchase Agreement, we agreed to, within 30 days of August 21, 2013, file a registration statement (the “Common Stock Registration Statement”) with the Securities and Exchange Commission covering the re-sale of the Common Shares and the shares of common stock underlying the Investor Warrants.  We also agreed to use its best efforts to have the Common Stock Registration Statement become effective as soon as possible after filing (and in any event within 120 days of the filing of such Common Stock Registration Statement.  If the Common Stock Registration Statement is not declared effective within the requisite period of time, a partial liquidated damage equal to 2% of the purchase price paid by each investor shall be payable on each monthly anniversary until it becomes effective.  In no event shall the partial liquidated damage exceed 10% of the purchase price paid by each investor. On October 4, 2013, the Common Stock Registration Statement was declared effective by the SEC.

As a result of the Common Stock Private Placement closed on August 15, 2013 and August 21, 2013, the Conversion Price of the Series D Preferred Stock was reduced to $0.90.  As a result of the Common Stock Private Placement closed on November 12, 2013 and November 22, 2013, the Conversion Price of the Series D Preferred Stock was reduced to $0.71.  As a result of the reduction in conversion price, the Company recorded a contingent beneficial conversion feature dividend of $1.3 million.

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

Mobile computing capabilities and usage continue to grow.  With choice comes complexity so helping our customers navigate the myriad of options is what we do best.  The right choice may be an off-the-shelf application or a custom business application to fit a very specific business process.  DecisionPoint has the specialized resources and support structure to address the needs of mobile applications in the retail, transportation, field workforce sales/service and the warehousing market segments.  We continue to invest in building out our capabilities to support these markets and business needs.  For example, in July 2012, we invested in the expansion of our custom software development capabilities through the acquisition of Illume Mobile in Tulsa, OK, which specializes in the custom development of specialized mobile business applications for Apple, Android and Windows Mobile devices.  Additionally, through the acquisition of Illume Mobile we acquired a cloud-based, horizontal software application “ContentSentral” which manages and distributes multiple types of corporate content (for example, PDF, video, images, and spreadsheets) on mobile tablets used by field workers.  We also dramatically increased our software products expertise with the acquisition in June 2012 of APEX in Canada.  The APEXWare™ software suite significantly expanded our field sales/service software offerings.  APEXWare™ is a purpose-built mobile application suite ideally suited to the automation of field sales/service and warehouse workers.  Additionally, we continue to expand our deployment and MobileCare support offerings.  In 2012 we moved our headquarters location to a larger facility in Irvine, CA in order to accommodate the expansion of our express depot and technical support organizations.  We also continue to invest in our “MobileCare EMM” enterprise mobility management offering.  In 2013 we consolidated our east coast depot facility into our larger CA location in order to provide our east coast customers with later service hours and to gain some economies from scale. We are also continuing to extend or MDMoffering from our historically ruggedized mobile computer customer base to address the growth of consumer devices in the enterprise and support the Bring Your Own Device (BYOD) and Bring Your Own Application (BYOA) movement.

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

We are focused on several commercial enterprise markets.  These include retail, field sales/service, warehousing, distribution and transportation.   With the continued growth of the mobile internet, we expect to see our current markets grow in addition to the emergence of new markets.  We expect our customers to continue to embrace and deploy new technology to better enhance their own customers’ experiences and improve their own operations while lowering their operating costs.  Our expertise and understanding of our customers’ operations and business operations in general, coupled with our expertise and understanding of mobile technology equipment and software offerings enables us to identify new trends and opportunities and provide these new solutions to our existing and potential customers.

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

Following from 2012, we continue to see an increase in the deployment of “consumer” smartphones and tablet computers in order to support a broadening set of mobile user needs.  While a few of these deployments have been in response to reducing the deployment costs of traditional ruggedized mobile devices, the majority represent new deployments in markets which were previously under-serviced and thus represent new market opportunities.

The industry is comprised of companies that bring specific value to one or more elements of the overall customer solution.  These specialized companies can be grouped into the following categories:

•	Hardware manufacturers such as Apple Computer, Samsung, Motorola Solutions, Intermec Corporation and Zebra Technologies each provide specialized mobile computers and peripherals.
•	Wireless Carriers such as Sprint, T-Mobile and Verizon provide robust data and voice networks.
•	Specialized application providers (ISVs) that focus on providing mobile applications to meet specific industry and business requirements. Our APEXWare™ solution set is one such example.
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

Our acquisitions of APEX and Illume Mobile further demonstrate our belief in this market.  The APEXWare™ product suite is ideally suited for empowering field based sales and service workers whereas ContentSentral provides a unique content delivery capability that enables a new class of mobile information empowerment to field workers that need real-time access to corporate content.

Products and Services

Mobile Applications

We deploy mobile applications to address a wide variety of business processes, depending on the industry.  Below is a brief overview of some of those applications by industry:

•	Retail Store: Stock locator, shelf price audit, markdowns, inventory control, physical inventory, merchandising, customer service and mobile point-of-sale (“MPOS”).

•	Warehousing and Distribution: Order shipping, order picking and packing, stock move and replenishments, product receipt and put-away, labeling, physical inventory and cycle counts.

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

•
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

•
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

•	Video
•	PDF
•	PowerPoint™
•	Images
•	Word™ Documents
•	Spread sheets

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

Consumables

We have extensive expertise in bar code consumables solutions.  We offer a full line of high quality labels, RFID tags, and printer ribbons to meet the demands of every printing system.  We select the right components from a wide range of products on the market from both independent and original equipment manufacturers of printers.  Matching media to the unique application is what makes the system work.  In addition, consumables are essentially a recurring revenue stream once a customer has their system up and running.

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

Now that the Field Mobility marketplace is starting to grow significantly, we are working with cellular data service providers such as Verizon Wireless to reach new users of mobile solutions.  A common element of many customers in this marketplace is that they are new to mobile computing and thus have limited staff or expertise to deploy and support such programs.  As such, DecisionPoint is an ideal partner for these customers in that our portfolio of development, deployment and support services ensure the success of their mobile and wireless projects.

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

We currently employ 76 people in our marketing, sales and professional services operation.  They include 1 marketing professional and 24 sales people, all of whom are qualified in system technology design, installation and integration.  They receive substantial technical support and assistance from 19 systems engineers and technicians and 26 software engineers.  Supporting the sales and marketing effort are 6 sales administrators, who are responsible for the detailed order entry and for the inputting of the related data into our accounting system.

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

Competition

The business in which we operate is highly competitive.  Continued evolution in the industry, as well as technological advancements, is opening up the market to increased competition.  Other key competitive factors include: industry consolidation; price; availability of financing; product and system performance; product quality, availability and warranty; the quality and availability of service; company reputation; and time-to-market.  We believe we are uniquely positioned in the industry due to our strong customer and vendor relationships, our consultative and technological leadership capabilities and our comprehensive range of product and service offerings.

We compete with other value added resellers (‘VARs”) and System Integrators/engineering organizations (“SIs”) in system design, integration and maintenance arenas.  However, as a Tier-1 reseller for major equipment vendors including Motorola Solutions and Zebra, we encounter fewer than ten competitive Tier-1 VARs and SIs representing these manufacturers in the marketplace.

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

We have identified the following ten companies as primary competitors in the VAR and SI spaces:

•
Agilysys, Inc. (Nasdaq: AGYS) - Agilysys is a publicly traded NASDAQ company and is a leading developer and marketer of proprietary enterprise software, services and solutions to the hospitality industry.  The company specializes in market-leading point-of-sale, property management, inventory & procurement and mobile & wireless solutions that are designed to streamline operations, improve efficiency and enhance the guest experience.  Agilysys serves casinos, resorts, hotels, foodservice venues, stadiums and cruise lines. Agilysys operates extensively throughout North America, Europe and Asia, with corporate services located in Alpharetta, GA, EMEA headquarters in Cheshire, UK, and APAC offices in Singapore, Hong Kong and Malaysia.  Agilysys has one operating segment: Hospitality Solutions Group (“HSG”).  In June 2013, Agilysis sold the Retail Solutions Group (“RSG”) to Clearlake Capital Group, the new company was named Kyrus Solutions, Inc. (“Kyrus”).  In January 2014, Kyrus merged with Tolt Service Group to form Tolt Solutions, Inc. to offer innovative retail IT solutions, including retail point-of-sale, self-service and wireless mobility development and solutions along with deployment and maintenance services, network management solutions, and other managed services.

•
International Business Machines Corp. (NYSE: IBM) – Although significantly larger than us, IBM Mobility and Wireless Services seek to deliver the same type of value proposition to the market.  IBM is a very large organization; enterprise wireless and mobile computing are just one of a large set of competencies and services they provide to the marketplace. To address growing needs of the mobile enterprise, IBM is expanding its software and services capabilities through acquisitions and organic innovation to provide customers with all the resources to develop a mobile computing strategy.  In February 2012, IBM acquired Worklight, a privately held Israeli-based provider of mobile software for smartphones and tablets, an acquisitions that accelerates IBM’s mobile portfolio helping corporations leverage the proliferation of mobile devices for B2C, B2E and B2B.  In 2013, IBM launched IBM MobileFirst, a unified approach to help customers efficiently build and deploy mobile applications, maintain visibility and control over their mobile infrastructure.  Also in 2013, IBM invested in core mobile enterprise capabilities with strategic acquisitions such as Fiberlink, Trusteer, Xtify and The Now factory.

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

•
Stratix, Inc. - Georgia based Stratix is a substantial competitor of DecisionPoint, especially in the South Eastern part of the U.S.  Their customer base includes large nationally based Tier-1 retailers, distributors, major commercial airlines and general manufacturers.  In December 2011, Stratix announced that Grey Mountain Partners had acquired a majority interest in the company. In 2012, Stratix, Inc. announced a strategic partnership with PiiComm, Inc., a provider of wireless and mobile workforce solutions for enterprise and government in Canada specializing in transportation & logistics, field services, warehouse and healthcare.  In 2013, Stratix, Inc. sold their software division to ServicePower Technologies Plc (AIM: SVR), the sale includes Stratix’ Field Service mobile application development team, intellectual property and existing Field Service Software contacts.

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

Employees

As of March 14, 2014, we have a total of 90 full time employees and 2 part time employees.  We have not experienced any work disruptions or stoppages and we consider relations with our employees to be good.

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

Our working capital requirements may negatively affect our liquidity and capital resources.

We have experienced negative working capital and minimal liquidity.  If our working capital requirements vary significantly or if our short and long-term working capital needs exceed our cash flows from operations, we would look to our cash balances or other alternative sources of additional capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

Our independent registered public accountants have expressed that there is substantial doubt about our ability to continue as a going concern.

Although our consolidated financial statements have been prepared assuming we will continue as a going concern, our  independent registered public accounting firm, in its report accompanying our consolidated financial statements as of and for the year ended December 31, 2013, believes that our recurring net losses from operations, cash uses from operations, deficient working capital, minimal liquidity and other factors have raised substantial doubt as to our ability to continue as a going concern as of December 31, 2013.

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

We may need to raise additional funds, and these funds may not be available when we need them or the additional funds may not be obtained on favorable terms.

We may need to raise additional monies in order to fund our growth strategy and implement our business plan. Specifically, we may need to raise additional funds in order to pursue rapid expansion, develop new or enhanced services and products, and acquire complementary businesses or assets. Additionally, we may need funds to respond to unanticipated events that require us to make additional investments in our business. There can be no assurance that additional financing will be available when needed, on favorable terms, or at all. If these funds are not available when we need them, then we may need to change our business strategy and reduce our rate of growth.

In the near term, our successful restructuring of our operations and reduction of operating costs and/or our ability to raise additional capital at acceptable terms is critical to its ability to continue to operate for the foreseeable future.  If we continue to incur operating losses and/or do not raise sufficient additional capital, material adverse events may occur including, but not limited to, 1) a reduction in the nature and scope of our operations, 2) our inability to fully implement our current business plan and/or 3) continued defaults under the existing loan agreements.  A covenant default would give the bank the right to demand immediate payment of all outstanding amounts which we would not be able to repay out of normal operations.  There are no assurances that we will successfully implement our plans with respect to these liquidity matters.

Our revolving lines of credit agreements and our loan agreements may limit our flexibility in managing our business, and defaults of any financial and non-financial covenants in these agreements could adversely affect us.

Our revolving line of credit agreements as well as our term loan impose operating restrictions on us in the form of financial and non-financial covenants (see ”Note 9 – Line of Credit” along with Note 10 – Term Debt” in our accompanying Notes to Consolidated Financial Statements for additional details). These restrictions limit the manner in which we can conduct our business and may restrict us from engaging in favorable business opportunities. These restrictions limit our ability, among other things, to incur further debt, make future acquisitions and other investments, restrict making certain payments such as dividend payments, and restrict disposition of assets.

As of December 31, 2013, the outstanding balance on the line of credit with Silicon valley bank (“SVB”) is $3.9 million and the interest rate is 7.0%.  Availability under the line of credit was $3.3 million as of December 31, 2013 and expires in February 2015.  The line of credit has a certain financial covenant and other non-financial covenants.  As of December 31, 2012, we were in compliance with all of its financial covenants with SVB.  As of May 31, 2013 and June 30, 2013, we were not incompliance with the Tangible Net Worth covenant as defined in the amended SVB Loan Agreement. On August 16, 2013, we signed an agreement (“Forbearance Agreement”) where SVB agreed to temporarily forbear from exercising their rights and remedies under the facility until August 28, 2013 and agreed to waive the existing covenant violations, subject to our completion of a capital raise.  We completed the capital raise and was able to achieve compliance with the forbearance agreement prior to August 28, 2013.  Except for any capital raises through August 28, 2013, the minimum Tangible Net Worth requirement of a $(9.7) million deficit will be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation).  In November 2013, we entered into a definitive subscription agreement with accredited investors for the sale of Series E Preferred Stock, raising $4.1 million in gross proceeds (net of $875,000 in costs) (See “Note 12 – Stockholders Equity” in our accompanying Notes to Consolidated Financial Statements for additional details).  In November 2013, the SVB Loan Agreement was amended whereby the minimum Tangible Net Worth requirement of a $(9.7) million deficit was reduced by 25% of funds raised in the sale of Series E Preferred stock to a $(8.7) million deficit.  As of December 31, 2013, the Company was in compliance with the tangible Net Worth financial covenant and had available a $0.8 million cushion over the requirement.  We believe that at the time of this filing it is compliant with the terms and provisions of its SVB lending agreement and expects to continue to meet the requirements of our SVB financial covenants over the short and long term (unaudited).  Should we continue to incur losses in a manner consistent with its recent historical financial performance, we will violate this covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

We were not in compliance with certain financial covenants under the agreements with Royal Bank of Canada (“RBC Credit Agreement”) and BDC, Inc. (“BDC Credit Agreement”) as of December, 31, 2012, March 31, 2013 and June 30, 2013.  We have received waivers for non-compliance for past covenant violations.  On August 22, 2013, the BDC Credit Agreement was amended and certain financial covenants were modified.  Pursuant to the amended loan agreement, we are required to maintain, for the duration of the investment, a term debt to equity ratio not exceeding 1.1:1 (measured annually); and an adjusted current ratio of 0.40:1 (measured annually) and revised annually 120 days after each year end.  We were in compliance with all of our BDC (as defined herein) financial covenants as of September 30, 2013. We expect to continue to meet the requirements of our BDC financial covenants over the short and long term.  On August 16, 2013 the RBC Credit Agreement was amended and certain financial covenants were modified.  Pursuant to the amended credit agreement and commencing with the fiscal year ending December 31, 2013, we are required to maintain a fixed coverage ratio, calculated on a consolidated basis of not less than 1.15:1 with a step-up to 1.25:1 as of March 31, 2014, tested on a rolling four quarter basis thereafter and a ratio of funded debt to EBITDA, calculated on an annual consolidated basis of not greater than 3.0:1, tested on a rolling four quarter basis thereafter.  As part of the revised financial covenants, covenant testing was waived by RBC (as defined herein) for September 30, 2013.  We were not in compliance with the reset covenants at December 31, 2013. Although the Company believes it is improbable RBC will exercise their rights up to, and including, acceleration of the outstanding debt, there can be no assurance that RBC will not exercise their rights pursuant to the provisions of the debt obligation. Accordingly, the Company has classified the term debt obligation as current at December 31, 2013.

In connection with the BDC Credit Agreement, BDC executed a subordination agreement in favor of SVB, pursuant to which BDC agreed to subordinate any security interest in our assets granted in connection with the BDC Credit Agreement to SVB’s existing security interest in our assets.  The subordination agreement contains cross-default provisions which may materially impact our liquidity.

In the event either or both of the RBC Credit Agreement or the BDC Credit Agreement were deemed to be in default, RBC or BDC, as applicable, could, among other things (subject to the rights of SVB as our senior lender), terminate the facilities, demand immediate repayment of any outstanding amounts, and foreclose on our assets. Any such action would require us to curtail or cease operations. We do not have alternative sources of financing.

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

We derived approximately 17.6% of our revenues from two customers in 2013.  We derived approximately 19.4% of our revenues from our two largest customers in 2012.  For the years ended December 31, 2013 and 2012, we had one customer within the healthcare industry that generated 10.0% and 12.5%, respectively, of our total sales.

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

If wireless carriers were to terminate or materially reduce their business relationships with us, our operating results would be materially harmed.

We have established key wireless carrier relationships with Sprint, T-Mobile and Verizon. We have an informal arrangement with these carriers pursuant to which they provide us referrals of end users interested in field mobility solutions, and we, in turn, provide solutions which require cellular data networks. We do not have any binding agreements with these carriers. If these carriers were to terminate or materially reduce, for any reason, their business relationships with us, our operating results would be materially harmed.

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

We rely heavily on a number of privileged vendor relationships as a VAR for the Motorola Solutions Partner Pinnacle Club program, a manufacturer of bar code scanners and portable data terminals; as an Honors Solutions Provider for Intermec, a manufacturer of bar code scanners and terminals; as a Premier Partner with Zebra, a printer manufacturer, and O’Neil, the leading provider of ‘ruggedized’ handheld mobile printers. The loss of VAR status with any of these manufacturers could have a substantial adverse effect on our business.

We have not sought to protect our proprietary knowledge through patents and, as a result, our sales and profitability could be adversely affected to the extent that competing products/services were to capture a significant portion of our target markets.

We have generally not sought patent protection for our products and services, relying instead on our technical know-how and ability to design solutions tailored to our customers’ needs. Our sales and profitability could be adversely affected to the extent that competing products/services were to capture a significant portion of our target markets. To remain competitive, we must continually improve our existing personnel skill sets and capabilities and the provision of the services related thereto. Our success will also depend, in part, on management’s ability to recognize new technologies and services and make arrangements to license in, or acquire such technologies so as to always be at the leading edge.

We must effectively manage the structure and size of our operations, or our company will suffer.

Our ability to successfully implement our business plan requires an effective planning and management process. If funding is available, we intend to increase the scope of our operations and acquire complementary businesses. Implementing our business plan will require significant additional funding and resources. If we grow our operations, we will need to hire additional employees and make significant capital investments. If we grow our operations, it will place a significant strain on our existing management and resources. If we grow, we will need to improve our financial and managerial controls and reporting systems and procedures, and we will need to expand, train and manage our workforce. If we need to reduce the size of our infrastructure, we need to do it swiftly.  Any failure to manage any of the foregoing areas efficiently and effectively would cause our business to suffer.

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

We use a limited number of vendors, a disruption in this relationship could adversely affect our business and financial results.

Our ability to meet financial objectives depends on our ability to timely obtain an adequate delivery of hardware as well as services from our vendors.  Certain supplies are available form a single source or limited sources for which we may be unable to provide suitable alternatives in a timely manner.  In addition, we may experience increases in vendor prices that could have a negative impact on our business.  Credit constraints by our vendors could cause us to accelerate payables by us, impacting cash our flow.  Any unanticipated expense, or disruption in our business or operations relating a limited number of suppliers could adversely affect our business, financial condition and results of operations.

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

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected.  Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including our Chief Executive Officer, Chief Financial Officer, Senior Vice Presidents and certain other senior management individuals.  We cannot guarantee that we will be successful in retaining the services of these or other key personnel.  If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.  In 2012, our former Chief Financial Officer, Donald Rowley, left the Company and was replaced with an Interim Chief Financial Officer, Paul Ross.  On February 19, 2013, we appointed Dave Goodman as our new Chief Financial Officer.   Mr. Goodman resigned on May 17, 2013.  On May 17, 2013, Michael Roe was appointed as Principal Financial Officer.  On February 21, 2014, Michael Roe was later appointed to serve as Chief Financial Officer.  On December 3, 2013, Mr. Ralph Hubregsen, our former Chief Operating Officer, left the company.

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

Although further and ongoing efforts will continue in 2014 and beyond to enhance our internal control over financial reporting, we believe that our remediation efforts now provide the foundation for compliance.

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

Our Net Operating Loss Carryforwards may be limited.

Pursuant to Internal Revenue Code (IRC) Section 382, annual use of our Federal net operating loss carryforwards may be limited in the event a cumulative change in ownership of our company of more than fifty percent occurs within a three-year period.  In addition, IRC Section 382 may limit our built-in items of deduction, including capitalized start-up costs and research and development costs.  We have completed an IRC 382 analysis regarding the limitation of our net operating loss carryforwards as of December 31, 2013.   At December 31, 2013, we had Federal net operating loss carryforwards of approximately $10.7 million.  Of this amount, approximately $9.9 million is available after the application of IRC Section 382 limitations.

RISKS RELATING TO OUR SECURITIES

There has been a limited trading market for our common stock.

Currently, our common stock is available for quotation on the Over-the-Counter Bulletin Board under the symbol “DPSI.” It is anticipated that there will be a limited trading market for the common stock on the Over-the-Counter Bulletin Board. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

We may pay dividends on our Series D Preferred Stock and Series E Preferred Stock in shares of Series D Preferred Stock and Series E Preferred Stock, respectively, valued based on the trading price of our common stock, which would result in dilution to current stockholders.

Our Series D Preferred Stock entitle the holder to cumulative dividends, payable quarterly, at an annual rate of (i) 8% of the Stated Value during the three year period commencing on the date of issue, and (ii) 12% of the Stated Value commencing three years after the date of issue. We may, at our option, pay dividends in shares of Series D Preferred Stock (“Series D PIK Shares”), in which event the applicable dividend rate will be 12% and the number of such Series D PIK Shares issuable will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective conversion price (currently $0.71) or (y) the average volume weighted average price (“VWAP”) of the Company’s common stock for the five prior consecutive trading days.  Accordingly, if the VWAP of our common stock for the applicable measuring period is below $0.71, the number of shares issuable as Series D PIK Shares will vary with such VWAP.

The following table sets forth, for illustrative purposes, the number of shares of Series D Preferred Stock we would issue if we were to elect to pay dividends on the Series D Preferred Stock in 2014, at different VWAP’s. The Series D PIK Shares are convertible into such number of shares of our common stock equal to the number of shares of Series D Preferred Stock to be converted, multiplied by the Stated Value, and divided by the conversion price in effect at the time of the conversion.

VWAP	Number of PIK shares issuable in 2014
$0.60	108,472
$0.50	130,166
$0.40	162,708

Our Series E Preferred Stock entitle the holder to cumulative dividends, payable quarterly, at an annual rate of (i) 10% of the Stated Value during the three year period commencing on the date of issue, and (ii) 14% of the Stated Value commencing three years after the date of issue. We may, at our option, pay dividends in shares of PIK Shares, in which event the applicable dividend rate will be 14% and the number of such PIK Shares issuable will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective conversion price (currently $0.50) or (y) VWAP of the Company’s common stock for the five prior consecutive trading days. Accordingly, if the VWAP of our common stock for the applicable measuring period is below $0.50, the number of shares issuable as PIK Shares will vary with such VWAP.

The following table sets forth, for illustrative purposes, the number of shares of Series E Preferred Stock we would issue if we were to elect to pay dividends on the Series E Preferred Stock in 2014, at different VWAP’s. The PIK Shares are convertible into such number of shares of our common stock equal to the number of shares of Series E Preferred Stock to be converted, multiplied by the Stated Value, and divided by the Conversion Price in effect at the time of the conversion.

VWAP	Number of PIK shares issuable in 2014
$0.40	76,810
$0.30	102,414
$0.20	153,620

If we issue common stock at a price less than the conversion price then in effect, the conversion prices of the Series D Preferred Stock and the Series E Preferred Stock will be reduced and will potentially cause additional common to be issued upon Series D Preferred Stock and the Series E Preferred Stock conversion.

Our Series D Preferred Stock and the Series E Preferred Stock entitle the holder certain anti-dilution rights upon subsequent issuances of common stock which is less than the conversion price then in effect (which was initially $1.00 for the Series D Preferred Stock) of the Series D Preferred Stock and the Series E Preferred Stock, respectively.

As of August 15, 2013, the Company entered into a securities purchase agreement with accredited investors for aggregate gross proceeds of $1,756,400. Closings were held as of August 15, 2013 and August 21, 2013. Pursuant to the securities purchase agreement, the Company sold an aggregate of 2,927,333 units, each consisting of one share of Common Stock and one warrant to purchase one-half of one share of common stock, for a purchase price of $0.60 per unit, such that the Company sold an aggregate of 2,927,333 shares of common stock and 1,463,667 investor warrants for aggregate gross proceeds of $1,756,400.  The warrants have a five-year term and an exercise price of $1.00 per share.  As a result of the sale of Series E Preferred Shares, the Conversion Price of the investor warrants was reduced to $0.50 per share (see further discussion regarding adjustment provisions below).

The placement agent warrants have a five-year term and an exercise price of $0.60 per share.  As a result of the sale of Series E Preferred Shares, the Conversion Price of the placement agent warrants was reduced to $0.50 per share (see further discussion regarding certain adjustment provisions below).

As a result of the sale in August 2013 of common stock, the exercise price of the Series D Preferred Stock was reduced from $1.00 per share to $0.90 per share.  As a result of the sale of Series E Preferred Shares, the Conversion Price of the Series D Preferred Stock was further reduced to $0.71 per share.  If all Series D Preferred Stock is converted an additional 2,876,310 shares of common stock will be issued further diluting existing common stockholders. As a result of the reduction in conversion price, the Company recorded a contingent beneficial conversion feature dividend of $1.3 million.

Common Stock issued to investors contains certain price adjustment provisions.

In connection with the closings on August 15, 2013 and August 21, 2013, common stock issued to the Common Stock Investors contains certain price protection provisions.  For a period commencing on the Initial Closing and terminating on a date which is 24 months from the Initial Closing, in the event we issue or grant any shares of Common Stock or securities convertible, exchangeable or exercisable for shares of Common Stock pursuant to which shares of Common Stock may be acquired at a price less than $0.60 per share, then we shall promptly issue additional shares of Common Stock to the Common Stock Investors under the Common Stock Purchase Agreement in an amount sufficient that the subscription price paid, when divided by the total number of shares issued (shares purchased under the Common Stock Purchase Agreement plus the additional shares issued under this provision), will result in an actual price paid by the subscriber per share of Common Stock equal to such lower price.  As a result of the sale of Series E Preferred Shares, we issued 585,467 additional common shares to the subscribers in the private offering.  The shares were valued at $263,000 and were recorded as deemed dividend as of December 31, 2013.

Placement Agent Warrants and Investor Warrants contain certain anti-dilution and price adjustment provisions

In connection with the closings on August 15, 2013 and August 21, 2013, warrants issued to the placement agent and investors contained certain anti-dilution (“down-round”) protection.  If at any time while the Placement Agent Warrants or Investor Warrants are outstanding, we shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or common stock equivalent, at an effective price per share less than the exercise price of the Placement Agent Warrants or Investor Warrants then in effect, the exercise price of the Placement Agent Warrants and Investor Warrants shall be reduced to the base share price of the newly issued common stock or common stock equivalent.  If all Placement Agent Warrants or Investor Warrants are converted to common stock at an exercise price less than the conversion price then in effect, additional shares of common stock will be issued further diluting existing common stockholders and holders of Series D Preferred Stock and Series E Preferred Stock.  As a result of the sale of Series E Preferred Shares, the conversion price of the Placement Agent Warrants and the Investor Warrants was reduced to $0.50 per share on November 12, 2013.

We recognize these warrants as derivative liabilities at their fair value and re-measure them at fair value on each reporting date.  We record the changes in the fair value of the derivatives to other income (expense), net in our Consolidated Statements of Operations and Comprehensive Loss.  On December 31, 2013, we recognized a favorable $296,000 adjustment to the fair value of the warrants.

The market price for our common stock may be volatile, and your investment in our common stock could decline in value.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

•	our ability to integrate operations, technology, products and services;
•	our ability to execute its business plan;
•	operating results below expectations;
•	our issuance of additional securities, including debt or equity or a combination thereof, which will be necessary to fund our operating expenses;
•	announcements of technological innovations or new products by us or our competitors;
•	the loss of any strategic relationship;
•	economic and other external factors;
•	period-to-period fluctuations in our financial results; and
•	whether an active trading market in the capital stock develops and is maintained.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our capital stock.

In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, operating results and financial condition.

We expect that our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline.

Our quarterly operating results are likely to fluctuate in the future. These fluctuations could cause our stock price to decline. The nature of our business involves variable factors, such as the timing of the research, development and regulatory pathways of our product candidates, which could cause our operating results to fluctuate.

Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

If we or our existing shareholders sell a substantial number of shares of our common stock in the public market, our stock price may decline.

If we or our existing shareholders sell a large number of shares of our common stock, or the public market perceives that we or our existing shareholders might sell shares of common stock, particularly with respect to our affiliates, directors, executive officers or other insiders, the market price of our common stock could decline significantly.

In the future, we may issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, or to raise capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission (“SEC”) has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

 We do not anticipate paying dividends on our common stock.

We have never declared or paid cash dividends on our common stock and do not expect to do so in the foreseeable future. The declaration of dividends is subject to the discretion of our board of directors and will depend on various factors, including our operating results, financial condition, future prospects and any other factors deemed relevant by our board of directors. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common stock, which is uncertain and unpredictable. There is no guarantee that our common stock will appreciate in value.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease our office and warehouse facilities and certain equipment under various operating leases which expire at various dates through fiscal 2020 and require us to pay a portion of the related operating expenses such as maintenance, property taxes, and insurance.  Certain facilities contain renewal options for varying periods. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases.  Certain facilities leases have free or escalating rent payment provisions. Rent expense under such leases is recognized on a straight-line basis over the lease term.

The corporate headquarters and sales operations, including sales administration, software development, depot operation and the financial management were located in Foothill Ranch, California where the Company leased 7,500 square feet of office space which expired in July 2012. In May 2012, we entered into a new office lease agreement for 10,325 square feet beginning in July 2012, the lease expires in July 2017.  The property is located in Irvine, California.  The current monthly rental expense is approximately $13,000.

In addition, the Company leased 4,100 square feet in Shelton, Connecticut for its East coast sales and operations which expires in April 2015. In September 2012, the Company notified the landlord of its early termination of the lease as of April 2013.  The Company also leases 6,800 square feet in Edison, New Jersey under a lease which expires in December 2014.  The current monthly rental expense is approximately $4,200. In December 2013, the Company notified the landlord of its early termination of the lease as of March 2014.  The Company has a sales and administrative office located in Alpharetta, Georgia where it leases 5,100 square feet for general office purposes under a lease which expires in July 2018.  In addition, the Company has a lease for 4,800 square feet in Alpharetta, Georgia for its technology lab center which expired in April 2012.  During April, the lease was extended for an additional 3 years until April 2015, under the same terms and conditions.  The current monthly rental expense for the sales and administrative office and the technology lab is approximately $13,000.

Effective upon the Closing Date of the purchase of Apex in June 2012, we assumed Apex’s lease of 7,800 square feet in Burlington, Ontario, Canada, which expires in March 2016. The current monthly rental expense is approximately CDN$10,000.

Effective upon the Illume Mobile Closing Date, we assumed the Illume Mobile lease of 10,000 square feet in Tulsa, Oklahoma which expired in September 2013, with the same terms and conditions as the underlying lease.  In May 2013, we entered into a new office lease agreement for 6,358 square feet beginning in September 2013, the lease expires in August 2020.  The current monthly rental expense is approximately $6,000.

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

	High	Low

First Quarter 2012	$1.64	$0.65
Second Quarter 2012	1.54	0.90
Third Quarter 2012	1.35	0.71
Fourth Quarter 2012	1.25	0.55

First Quarter 2013	$1.26	$0.81
Second Quarter 2013	1.30	0.70
Third Quarter 2013	1.00	0.49
Fourth Quarter 2013	0.69	0.43

Number of Stockholders

As of March 7, 2014, there were approximately 684 holders of record of our common stock.

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

Preferred Stock - The holders of the Series A and Series B Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors, dividends at an annual rate of 8% of the stated value.  Dividends shall be cumulative and shall accrue on each share of the outstanding Series A and B Preferred Stock from the date of its issue.  Cumulative, undeclared dividends on our Series A Preferred and Series B Preferred Stock totaled $363,168 and $92,769 at December 31, 2013, respectively.

The Series D Preferred Stock entitles the holder to cumulative dividends, payable quarterly, at an annual rate of (i) 8% of the Stated Value during the three year period commencing on the date of issue, and (ii) 12% of the Stated Value commencing three years after the date of issue.  We may, at our option, pay dividends in Series D PIK Shares, in which event the applicable dividend rate will be 12% and the number of such Series D PIK Shares issuable will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of our common stock for the five prior consecutive trading days.  On April 16, 2013, we paid a cash dividend of $154,186 on the Series D Preferred Stock for the period from the dates of issue to March 31, 2013. On July 16, 2013, we paid a cash dividend of $140,454 on the Series D preferred Stock for the period from April 1, 2013 to June 30, 2013.  On October 15, 2013, we paid a cash dividend of $142,000 on the Series D preferred Stock for the period from July 1, 2013 to September 30, 2013.  On January 1, 2014, the Board of Directors declared a PIK dividend payable in the form of 26,157 shares of Series D Preferred Stock.  The dividends were payable to holders of record as of December 31, 2013 for accrued dividends for the period of October 1, 2013 to December 31, 2013.  Additionally, on December 31, 2013, cash dividends of $351 were accrued for fractional share dividends not paid-in-kind.

The Series E Preferred Stock entitles the holder to cumulative dividends, payable quarterly, at an annual rate of (i) 10% of the Stated Value during the three year period commencing on the date of issue, and (ii) 14% of the Stated Value commencing three years after the date of issue. We may, at our option, pay dividends in PIK Shares, in which event the applicable dividend rate will be 14% and the number of such PIK Shares issuable will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of the Company’s common stock for the five prior consecutive trading days.  On January 1, 2014, the Board of Directors declared a PIK dividend payable in the form of 7,533 shares of Series E Preferred Stock.  The dividends were payable to holders of record as of December 31, 2013 for accrued dividends for the period of inception to December 31, 2013.  Additionally, on December 31, 2013, cash dividends of $561 were accrued for fractional share dividends not paid-in-kind.

Securities Authorized for Issuance under Equity Compensation Plans

In December 2010, the Company established the 2010 Stock Option Plan (the “Plan”).  The Plan authorizes the issuance of 1,000,000 shares of common stock.

Under the Plan, common stock incentives may be granted to officers, employees, directors, consultants, and advisors.  As of December 31, 2013, incentives under the Plan may be granted only in the form of non-statutory stock options and all stock options of Old DecisionPoint that were assumed by the Company became non-statutory options on the date of the assumption.

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

Provided below is information regarding our equity compensation plans under which our equity securities are authorized for issuance as of December 31, 2013, subject to our available authorized shares.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	804,505	$1.39	195,495
Equity compensation plans not approved by security holders	-	-	-
Total	804,505	$1.39	195,495

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

None

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information and analysis of our results of operations for the fiscal years ended December 31, 2013 and 2012 and our liquidity and capital resources and should be read in conjunction with our audited consolidated financial statements and the notes to those statements included in this Annual Report on Form 10-K. Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of American (“GAAP”). In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under Securities and Exchange Commission rules. These rules require supplemental explanation and reconciliation, which is provided in this Annual Report on Form 10-K.

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

Founded in 1996, Illume Mobile is a mobile business solutions provider that services mobile products and platforms. Illume Mobile’s initial core business is the development and integration of business applications for mobile environments. Today, Illume Mobile serves the mobile application development needs of a wide range of customers, from Fortune 500s to small and medium-sized businesses. It delivers advanced, mobile apps for many device platforms including iPad, iPhone and Android with functionality including 3D animation, mobile video, augmented reality, GPS, and more. Illume Mobile seeks to leverage its combination of creativity, technical savvy, years of mobile experience, and market insight to enable customers to envision their mobile applications and bring them to reality, providing the most value in the shortest amount of time. For more information regarding this acquisition, (see “Note 5 – Business Combinations” in the accompanying Notes to the Consolidated Financial Statements for additional details).

Apex Systems Integrators Acquisition

On June 4, 2012 (“Closing Date”), pursuant to a Stock Purchase Agreement (“Purchase Agreement”), we acquired all of the issued and outstanding shares of Apex Systems Integrators Inc. (“Apex”), a corporation organized under the laws of the Province of Ontario, Canada. Apex is a provider of wireless mobile work force software solutions. Its suite of products utilizes the latest technologies to empower the mobile worker in many areas including merchandising, sales and delivery; field service; logistics and transportation; and, warehouse management. Its clients are North American companies that are household names whose products and services are used daily to feed, transport, entertain and care for people throughout the world. For more information regarding this acquisition, (see “Note 5 – Business Combinations” in the accompanying Notes to the Consolidated Financial Statements for additional details).

The operating results of Illume Mobile have been included in our results of operations beginning August 1, 2012 and operating results of Apex have been included in our results of operations beginning June 5, 2012.

Pro Forma Disclosure of Financial Information (unaudited)

The following table summarizes our unaudited consolidated results of operations for the year ended December 31, 2012, as if the Apex and Illume acquisitions had occurred on January 1, 2012 (in thousands):

	December 31,
	2012	2012
	as reported	pro forma

Net sales	$71,501	$73,703
Net loss attributable to common shareholders	(4,820)	(6,887)

Net loss per share - basic and diluted	(0.61)	(0.87)

Included in the pro forma combined results of operations are the following adjustments for Apex: (i) amortization of intangible assets for the years ended December 31, 2012 of $572,000, (ii) a net increase in interest expense for the year ended December 31, 2012 of $291,000.

Included in the pro forma combined results of operations are the following adjustments for Illume Mobile: (i) amortization of intangible assets for the year ended December 31, of $125,000.  Net loss per share assumes the 325,000 shares issued in connection with the Apex acquisition and the 617,284 shares issued in connection with the Illume Mobile acquisition are outstanding for each period presented (see “Note 5 – Business Combinations” in the accompanying Notes to the Consolidated Financial Statements for additional details).

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

Results of Operations

For comparison purposes, all dollar amounts have been rounded to nearest million while all percentages are actual.

	Year ended December 31,
	2013	2012	Increase/(Decrease)

Total revenue	$60.7	$71.5	$(10.8)	-15.1%
Gross profit	$12.7	$15.0	$(2.3)	-15.4%
Total operating expenses	$17.5	$18.2	$(0.6)	-3.5%
Loss from operations	$(4.8)	$(3.1)	$1.7	54.1%
Loss before provision for income taxes	$(5.4)	$(4.0)	$1.4	35.7%
Net loss attributable to common shareholders	$(7.8)	$(4.8)	$3.0	61.9%

Total Revenue

Revenues for the years ended December 31, 2013 and 2012 is summarized below:

	Year ended December 31,		Increase (Decrease)
	2013	2012

Hardware	$38.0	$48.5	-21.8%
Professional services	16.7	16.4	1.7%
Software	4.4	4.5	-1.8%
Other	1.6	2.1	-21.6%
	$60.7	$71.5	-15.1%

Revenues were $60.7 million for the year ended December 31, 2013, compared to $71.5 million for the same period ended December 31, 2012, a decrease of $10.8 million or 15.1%.  Revenues for Apex and Illume Mobile for the years ended 2013 and December 31, 2012 were $2.5 million, $1.0 million, and $1.1 million, $0.4 million, respectively.  Excluding the impact of Apex and Illume Mobile acquisitions in 2012, revenues decreased by $12.8 million, or 18.2% over the prior year with the largest decrease occurring in hardware sales where sales decreased by 21.8%.

The improved economic conditions in the U.S. which had begun in the first half of 2010, and continued improvement throughout 2011 and 2012 have had a positive effect on our sales.  The economic environment in 2012 stabilized whereupon we benefitted from renewed interest and more importantly, fundamental need to implement new cost saving technology.  As a result, the 20.4% increase in hardware revenues for the year ended December 31, 2012 compared to the same period in 2011 was due to the increase in system upgrades of mobile computing at the retail level for some of our largest customers.  With respect to the substantial decrease of hardware sales of 21.8% in 2013 as compared to 2012, major retail chains are coming off 2012 where the improved economic environment in some areas had driven refresh cycles by customers.  Additionally, some customers have delayed purchases that we would have expected to be made in 2013 as they are evaluating various options for competing operating platforms.  The increase in professional services for the year ended December 31, 2013 compared to the same period in 2012 of 1.7% relates to custom mobile application development, including deployment and staging services to support our customer’s technology upgrades.  Our software revenues for the year ended December 31, 2013 compared to the same period in 2012 was relatively stable.  The decrease in other revenues relates to a reallocation of corporate resources away from the lower volume for consumables and towards the professional services business.

Cost of Sales

Cost of sales for the years ended December 31, 2013 and 2012 is summarized below:

	Year ended December 31,		Increase (Decrease)
	2013	2012

Hardware	$31.0	$40.2	-22.8%
Professional services	11.3	11.3	0.4%
Software	4.5	3.7	20.5%
Other	1.2	1.3	-11.2%
	$48.0	$56.5	-15.0%

The types of expenses included in the cost of sales line are hardware costs, third party licenses, costs associated with third party professional services, salaries and benefits for project managers and software engineers, freight, consumables and accessories.

Cost of sales were $48.0 million for the year ended December 31, 2013, compared to $56.5 million for the same period ended December 31, 2012, a decrease of $8.5 million or 15.0%.  The decrease in cost of sales for hardware of 22.8% for the year ended December 31, 2013 compared to the same period in 2012 was slightly higher than the hardware revenue decrease due the change in product mix of hardware items.  The cost of sales for professional services from the year ended December 31, 2013 was comparable to the year ended December 31, 2012 and increased by only 0.4%.  The increase in cost of sales for professional services of 0.4% was 1.3% lower than the revenue decline of 1.7% and was due to increased professional service personnel costs associated with the carry-over of revenue growth from the prior year.  The increase in cost of sales for software of 20.5% for the year ended December 31, 2013 compared to the same period in 2012 was related to amortization of intangible assets associated with the Apex and Illume Mobile acquisitions.  The decrease in other cost of sales of 11.2% for the year ended December 31, 2013 relates to the decrease in the other revenues.

Gross Profit

Gross profit for the years ended December 31, 2013 and 2012 is summarized below:

	Year ended December 31,		Increase
	2013	2012	(Decrease)

Hardware	$7.0	$8.3	$(1.3)	-15.7%
Professional services	5.4	5.1	0.3	5.9%
Software	(0.1)	0.8	(0.9)	-112.5%
Other	0.4	0.8	(0.4)	-50.2%
	$12.7	$15.0	$(2.3)	-15.3%

Our gross profit was $12.7 million for the year ended December 31, 2013, compared to $15.0 million for the same period ended December 31, 2012, a decrease of $2.3 million or 15.3%.  Our gross margin percentage of 21.0% in 2013 is comparable to the same period of 2012.  The decrease in gross profit of $2.3 million was driven by the decrease in overall revenue of $10.8 million.  In addition, the decrease in gross profit was partly due to the increase of $300,000 in amortization of intangible assets associated with Apex and Illume Mobile acquisitions as 2013 reflected a full year of amortization for such intangibles.  Additionally, we have continued to implement increased cost control for the products and services which we resell, our professional service costs were positively impacted by our better utilization associated with greater recognized revenue from these services in the current twelve months and therefore, we realized higher margins on those services. The gross profit for professional services increased by $0.3 million, or 5.9% over the prior comparable period.  The gross profit margin for software decreased by $0.9 million, to ($0.1) million for the year ended December 31, 2013.  The gross profit for hardware decreased by $1.3 million, or 15.7% over the prior year comparable period and was driven by a mix change.

Selling, General and Administrative Expenses

	Year ended December 31,
	2013	2012	Increase/(Decrease)

Selling, general and administrative expenses	$18.3	$18.2	$0.1	0.8%
Adjustment to earn-out obligations	$(0.8)	$-	(0.8)

Total operating expenses	$17.5	$18.2	(0.70)	-3.7%
As a percentage of sales	28.9%	25.4%

Selling, general and administrative expenses, excluding the adjustment to earn-out obligations, were $18.3 million for the year ended December 31, 2013, compared to $18.2 million for the same period in the prior year.  This represents an increase of $0.1 million, or 0.8%.  The change was due to the increase in sales salary related expenses of $1.5 million over the prior year comparable period, of which  part relates to the expansion of the sales force in the U.S. tasked with bringing the APEXWare™ product to the U.S. market.  Warehouse related expenses increased by $0.3 million over the prior year comparable period and was primarily associated with Apex and Illume Mobile acquisitions in 2013 reflected a full year of expenses.  Offset to the increased selling, general and administrative expenses noted above were expense reduction measures to include, but not limited to, consolidation of information technology environments, consolidation of our east coast depot facility in to our larger California facility, reduction of outsourced consulting expertise where unnecessary and replacing certain service providers with lower cost providers.  As a result of some of these measures, we recognized reductions in professional fees of $0.9 million and legal expenses of $0.4 million.  We also recognized reductions in other miscellaneous expenses of $0.4 million, of which approximately $0.2 million related to personnel reductions.  We consolidated administrative personnel and reduced staffing levels by 29% from April 2013 through February 2014, constituting annual future savings of $3 million.  The result of these activities has reduced the expense structure of the consolidated business significantly.  The Company is focused on improving processes and continuing cost reduction efforts.

The adjustment to earn-out obligations were $0.8 million for the year ended December 31, 2013.  The fair value of the Apex earn-out was calculated to be approximately CDN$1,076,000 (US$1,033,000 at the closing date).  At September 30, 2013, the calculated earn-out payment due under the Apex purchase agreement was CDN$341,000 ($US$331,000).  The adjustment of CDN$735,000 (US$713,000) was recorded as a separate component of operating expenses in the consolidated statement of operations and comprehensive loss as of December 31, 2013.  The fair value of the Illume Mobile earn-out payment was calculated to be approximately $107,000 at the closing date.  At September 30, 2013, the calculated earn-out payment due under the Illume purchase agreement was zero.  The adjustment of $107,000 was recorded as a separate component of operating expenses in the consolidated statement of operations and comprehensive loss as of December 31, 2013.

	Year ended December 31,
	2013	2012	Increase/(Decrease)
Depreciation and amortization
In cost of sales	$0.8	$0.5	$0.3	59.9%
In operating expenses	1.2	1.0	0.2	11.4%
Total depreciation and amortization	$2.0	$1.6	$0.4	27.3%
As a percentage of sales	3.3%	2.2%

Finance and administration expenses saw an increase in amortization of intangible assets as a result of the Apex and Illume acquisitions in 2012.  Amortization expense of intangible assets for the years ended December 2013 and 2012, totaled $1.9 million and $1.5 million, respectively.

Interest Expense

Interest expense, which is related to our line of credit, subordinated debt and our obligations with related parties, was $959,000 for the year ended December 31, 2013, compared to $998,000 for the same period ended December 31, 2012.  The $39,000, or 3.9% decrease in interest expense was the result of decreased general debt obligations outstanding in 2013 compared to the prior year.  In the second half of 2013, interest expense decreased by $173,000, or 26.6% over the comparable period in the prior year.

Other (Income) Expense

Other (income) expense for the years ended December 31, 2013 and 2012, totaled $(38,000) and $(116,000), respectively.  During 2013, we recognized a $296,000 favorable adjustment to the fair value of our warrant liabilities.

Liquidity and Capital Resources

Liquidity and Going Concern Matters

Our consolidated financial statements were prepared on a going concern basis in accordance with GAAP. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our history of losses, working capital deficit, capital deficit, minimal liquidity and other factors raises substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must establish profitable operations through increased sales, successfully implement cost cutting measures, avoid further unforeseen expenses, potentially raise additional equity or debt capital, and successfully refinance our current debt obligations when they come due in February of 2015. There can be no assurance that we will be able achieve sustainable profitable operations or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us.

If the Company continues to incur operating losses and/or does not raise sufficient additional capital, material adverse events may occur including, but not limited to, 1) a reduction in the nature and scope of the Company’s operations, 2) the Company’s inability to fully implement its current business plan and/or 3) continued defaults under the various loan agreements.  A covenant default would give the bank the right to demand immediate payment of all outstanding amounts which the Company would not be able to repay out of normal operations.  There are no assurances that the Company will successfully implement its plans with respect to these liquidity matters.  The consolidated financial statements do not reflect any adjustment that may be required resulting from the adverse outcome relating to this uncertainty.

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

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity.  For the year ended December 31, 2013, our revenue decreased approximately 15.1%, compared to the year ended December 31, 2012, due to the lower level of retail customers system refreshes and system implementations.  Excluding the impact of Apex and Illume Earn-Out adjustment, we had a $0.1 million increase in selling, general and administrative expenses in 2013 compared to 2012, partly due to inclusion of the results from Apex and Illume Mobile along with increased selling expenses of bringing the APEXWare™ product to the U.S. market, professional expenses and investor relations expenses related to being a public company along with an increase in amortization expense of intangible assets, all resulted in higher operating loss for 2013.

We believe that our strategic shift to higher margin field mobility solutions with additional APEXWare™ software and professional service revenues will improve our results as economic conditions continue to improve.

In the year ended December 31, 2013, we experienced a decrease in revenue of $10.8 million compared to the year ended December 31, 2012.  In 2013, we incurred approximately $2.5 million in increased expenses due to professional fees relating to capital raising activities, the registration of common shares as a result of the Series D Preferred Stock offering, Series E Preferred Stock offering, common stock private placement and associated audit fees, and other matters such as employee termination costs.  We experienced a net loss of $5.2 million which were far in excess of the internal forecast maintained by the management team.  In addition, we have a substantial working capital deficit totaling $(9.9) million at December 31, 2013.  Although a portion of this deficit is associated with deferred costs and unearned revenues and term debt that has been classified current due to expected future covenant violations (see Note 10 – “Term Debt” in the accompanying Notes to the Consolidated Financial Statements), our liabilities that are expected to be satisfied in the foreseeable future in cash far exceed the operating assets that are expected to be satisfied in cash.  As a result, the availability under our credit line has contracted significantly and our overall liquidity has become significantly constrained.

On August 15, 2013, we entered into a securities purchase agreement (the “Purchase Agreement”) with accredited investors for the sale of common stock for gross proceeds of $1,756,400 (including $100,000 from management and existing shareholders of the Company) for 2,927,333 shares of common stock.  The effective price of the offering was $0.60 per share of common stock. An initial closing for $1,556,400 was held on August 15, 2013.  The final closing for $200,000 was held on August 21, 2013.  Additionally, pursuant to the Purchase Agreement, the Company issued 1,463,667 warrants to accredited investors at an initial exercise price of $1.00 per share. Further, the Company issued 292,833 warrants to the placement agent at an initial exercise price of $0.60 per share. The warrants received liability accounting treatment under existing technical standards.  We received net proceeds of approximately $1.5 million from the offering, after deducting the placement agent’s fees of 10% and other offering expenses of approximately $256,000, of which $1.1 million was recorded as a warrant liability.

In November 2013, we entered into a securities purchase agreement (“Series E Purchase Agreement”) with accredited investors for the sales of $4,090,000 in gross proceeds for 409,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Shares”) for a purchase price of $10.00 per share.  The Conversion Price is $0.50, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions.  The Company received net proceeds of approximately $3.5 million from the closings, after deducting the placement agent’s fees of 8% and other offering expenses of approximately $590,000 (before reduction of the fair value of placement agent warrants of $278,000).  The Company issued to the Placement Agent five-year warrants to purchase 818,000 shares of our common stock (equal to 10% of the number of shares of common stock underlying the Series E Preferred Shares sold under the Series E Purchase Agreement) at an exercise price of $0.55 per share, in connection with the Series E Purchase Agreement initial closing.

During 2012 and 2013, all principal and interest payments on our term debt were made within payment terms.

To address liquidity constraints, we have reduced non-essential expenses.  Such expense reduction measures include, but are not limited to, consolidation of information technology environments, consolidation of our east coast depot facility in to our larger California facility, reduction of outsourced consulting expertise where unnecessary and replacing certain service providers with lower cost providers.  We have also consolidated administrative personnel and reduced staffing levels by 29% from April 2013 through February 2014, constituting annual savings of $3 million.  The result of these activities has reduced the expense structure of the consolidated business significantly.  We are focused on improve processes and continuing cost reduction efforts.  We have no plans to seek additional capital through the sale of our securities unless deemed necessary.  Should additional financing be needed, there is no assurance that such amounts will be available on terms acceptable to us, or at all.  If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders will be diluted.

As a matter of course, we do not maintain significant cash balances on hand since we are financed by a line of credit.  Typically, we use any excess cash to repay the then outstanding line of credit balance.  As long as we continue to generate revenues and meet our financial covenants, we are permitted to draw down on our line of credit to fund our normal working capital needs.  As of December 31, 2013, the outstanding balance on our SVB line of credit was approximately $3.9 million and the interest rate is 7.0%.  Availability under the line of credit was $3.3 million as of December 31, 2013. Our SVB line matures in February 2015. As of December 31, 2013, we were in compliance with the tangible Net Worth financial covenant and had available a $0.8 million cushion over the requirement.

On February 27, 2013, we obtained an additional $1.0 million term loan from SVB (see below under “2013 Financing Common Stock Private Placement and Preferred Series E Private Placement”)

As part of the Apex Purchase Agreement, from the Closing Date up until the expiry of the bonus period, we are obligated to escrow 25% of any Equity Capital raised in excess of $500,000.  The funds in the escrow are to be used to pay the 2013 EBITDA Basic Earn-Out and the 2013 EBITDA Additional Earn-Out and the additional bonus consideration.  In December 2012, the Company raised $7,042,000 as part of the Series D Purchase Agreement.  In August 2013, the Company raised $1,756,000 as part of the Common Stock Purchase Agreement.  In November 2013, the Company raised $4,090,000 as part of the Series E Purchase Agreement.  None of these funds have been placed into escrow pending agreement between the Company and the sellers of Apex regarding the financial institution that will escrow the funds, the amount of funds that are to be placed in escrow and the escrow agreement itself.

In the last five complete years of operations from 2009 through 2013, we have not experienced any significant effects of inflation on our product and service pricing, revenues or our income from continuing operations.

As of December 31, 2013, we had cash of approximately $0.6 million.  We have used, and plan to use, such cash for general corporate purposes, including working capital.

As of December 31, 2013, we had negative working capital of $9.9 million and total stockholders’ deficit of ($0.9) million.  As of December 31, 2012, we had negative working capital of $9.1 million and total stockholders’ equity of $0.9 million.  We experienced a net loss of $5.2 million for the year ended December 31, 2013.  Although a portion of this working capital deficit is associated with deferred costs and unearned revenues and term debt that has been classified current due to expected future covenant violations (see further discussion at Note 10 – “Term Debt” in the accompanying Notes to the Consolidated Financial Statements), the liabilities of the Company that are expected to be satisfied in the foreseeable future in cash exceed the operating assets that are expected to be satisfied in cash.

As explained above in the discussion of our use of “non-GAAP financial measures,” we monitor our ‘cash’ working capital position after removing the accrual effect of the current deferred assets and liabilities.  We believe this non-GAAP measure provides investors with a better understanding of operating financial position of our company.

Adjusted Working Capital at December 31, 2013 and 2012 are computed as follows (in thousands):

	December 31,
	2013	2012

Current assets	$16,912	$18,708
Current liabilities	26,788	27,801

Working capital - GAAP	(9,876)	(9,093)
Deferred cost	(3,809)	(3,955)
Deferred revenue	7,481	7,409

Adjusted working capital - non-GAAP measure	$(6,204)	$(5,639)

2013 Financing Common Stock Private Placement and Preferred Series E Private Placement

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

The Amended SVB Loan Agreement includes various customary covenants, limitations and events of default. Financial covenants, among others, include liquidity and fixed charge coverage ratios, minimum tangible net worth requirements and limitations on indebtedness.  As of December 31, 2012, we were in compliance with all of its financial covenants with SVB. As of May 31, 2013 and June 30, 2013, we were not incompliance with the Tangible Net Worth covenant as defined in the Amended SVB Loan Agreement.  On August 16, 2013, we signed an agreement (“Forbearance Agreement”) where SVB agreed to temporarily forbear from exercising their rights and remedies under the facility until August 28, 2013 and agreed to waive the existing covenant violations if a gross capital raise of $1.5 million is completed by such date.  We completed the capital raise and were able to achieve compliance with the forbearance agreement prior to August 28, 2013.  Except for any capital raises through August 28, 2013, the minimum Tangible Net Worth requirement of a $(9.7) million deficit will be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation).  In November 2013, we entered into a definitive subscription agreement with accredited investors for the sale of Series E Preferred Stock, raising $4.1 million in gross proceeds (exclusive of $875,000 in costs).  In November 2013, the SVB Loan Agreement was amended whereby the minimum Tangible Net Worth requirement of a $(9.7) million deficit was reduced by 25% of funds raised in the sale of Series E Preferred stock to a $(8.7) million deficit.  As of December 31, 2013, we were in compliance with the Tangible Net Worth financial covenant and had available a $0.8 million cushion over the requirement.  We currently believe that at the time of this filing we are compliant with the terms and provisions of its SVB lending agreement and expect to continue to meet the requirements of our SVB financial covenants over the short and long term.  Should we continue to incur losses in a manner consistent with its recent historical financial performance, we will violate this covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

Common Stock Private Placement

On August 15, 2013, we entered into a Securities Purchase Agreement (the “Common Stock Purchase Agreement”) with multiple accredited investors relating to the issuance and sale of Common Stock in a private offering.  On August 15, 2013, the initial closing date (the “Common Stock Initial Closing”) of the Purchase Agreement, we sold (i) an aggregate of 2,594,000 shares of our Common Stock for $0.60 per share and (ii) Common Stock Purchase Warrants (the “Investor Warrants”) for the purchase of an aggregate of 1,297,000 shares for aggregate gross proceeds of $1,556,400.  The Investor Warrants have a five-year term, an initial exercise price of $1.00 and contain certain provisions for anti-dilution and price adjustments in the event of a future offering.

On August 21, 2013, the final closing date (the “Common Stock Final Closing”) of the Purchase Agreement, we sold (i) an aggregate of 333,333 shares of our Common Stock for $0.60 per share and (ii) 166,667 Investor Warrants for aggregate gross proceeds of $200,000.

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

On December 10, 2013, the Company issued 585,467 shares of its common stock as a result of the anti-dilution adjustment triggered by the sale of Series E Preferred Shares.  The closings on August 15, 2013 and August 21, 2013, common stock issued to investors contained certain price protection provisions.  The shares were valued at $263,000 and were recorded as deemed dividend as of December 31, 2013.

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

As a result of the sale of Series E Preferred Shares, the conversion price of the Investor Warrants was reduced to $0.50 per share on November 12, 2013.

Pursuant to the Common Stock Purchase Agreement, we agreed to, within 30 days of August 21, 2013, file a registration statement (the “Common Stock Registration Statement”) with the Securities and Exchange Commission covering the re-sale of the Common Shares and the shares of common stock underlying the Investor Warrants.  We also agreed to use its best efforts to have the Common Stock Registration Statement become effective as soon as possible after filing (and in any event within 120 days of the filing of such Common Stock Registration Statement.  If the Common Stock Registration Statement is not declared effective within the requisite period of time, a partial liquidated damage equal to 2% of the purchase price paid by each investor shall be payable on each monthly anniversary until it becomes effective.  In no event shall the partial liquidated damage exceed 10% of the purchase price paid by each investor. On October 4, 2013, the Common Stock Registration Statement was declared effective by the SEC.

We paid the placement agent $175,600 in commissions (equal to 10% of the gross proceeds), and issued to the Placement Agent five-year warrants (the “Placement Agent Warrants”) to purchase 292,733 shares of our common stock (equal to 10% of the number of shares of common stocksold under the Purchase Agreement).  The Placement Agent Warrants have a five-year term, an initial exercise price of $0.60 and contain provisions for anti-dilution and price adjustments in the event of a future offering.

If we at any time while the Placement Agent Warrants are outstanding, shall sell or grant an option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or securities convertible, exchangeable or exercisable for shares of common stock, at an effective price per share less than the exercise price of the Placement Agent Warrants, the exercise price of the Placement Agent Warrants then in effect will be reduced to equal to such lower price.  As a result of the sale of Series E Preferred Shares described below, the conversion price of the Placement Agent Warrants was reduced to $0.50 per share on November 12, 2013.

We recorded the Investor Warrants and Placement Agent Warrants as a liability (see further disclosure at Note 4 – “Warrant Liability” in the accompanying Notes to the Consolidated Financial Statements)).  Accordingly, the net proceeds raised ($1.7 million in gross offering proceeds, net of $0.2 million in cost) were allocated to the fair value of the warrant liability of $1.1 million and the remainder was recorded as equity ($0.4 million).

As a result of the Common Stock Private Placement closed on August 15, 2013 and August 21, 2013, the Conversion Price of the Series D Preferred Stock was reduced to $0.90.  As a result of the Common Stock Private Placement closed on November 12, 2013 and November 22, 2013, the Conversion Price of the Series D Preferred Stock was reduced to $0.71.  As a result of the reduction in conversion price, the Company recorded a contingent beneficial conversion feature dividend of $1.3 million.

Preferred Series E Private Placement

On November 12, 2013, we entered into and closed a securities purchase agreement (the “Series E Purchase Agreement”) with accredited investors (the “Investors”), pursuant to which the Company sold an aggregate of 383,500 shares of Series E Preferred Stock (the “Series E Preferred Shares”) for a purchase price of $10.00 per share, for aggregate gross proceeds of $3,835,000 (the “Series E First Closing”).

We retained Taglich Brothers, Inc. (the “Placement Agent”) as the placement agent for the Series E First Closing. We paid the Placement Agent $306,800 in commissions (equal to 8% of the gross proceeds), and issued to the Placement Agent five-year warrants (the “Placement Agent Warrants”) to purchase 767,000 shares of common stock (equal to 10% of the number of shares of common stock underlying the Series E Preferred Shares sold under the Purchase Agreement) at an exercise price of $0.55 per share, in connection with the Series E First Closing. In addition, we will pay Sigma Capital Advisors $115,050 (equal to 3% of the gross proceeds from the Series E First Closing) as a finder’s fee.

On November 22, 2013, we sold an additional 25,500 shares of Series E Preferred Stock to accredited investors for a purchase price of $10.00 per share, for aggregate gross proceeds of $255,000 (the “Series E Second Closing”, and together with the Series E First Closing, the “Series E Closings”) pursuant to the Series E Purchase Agreement for an aggregate of 409,000 shares of Series E Preferred Stock sold. The Placement Agent acted as the placement agent for the Series E Second Closing as well. We paid the Placement Agent $20,400 in commissions (equal to 8% of the gross proceeds), and issued to the Placement Agent and its designees Placement Agent Warrants to purchase 51,000 shares of common stock (equal to 10% of the number of shares of common stock underlying the Series E Preferred Shares sold under the Series E Purchase Agreement) at an exercise price of $0.55 per share, in connection with the Series E Second Closing. In addition, the Company will pay Sigma Capital Advisors $7,650 (equal to 3% of the gross proceeds from the Series E Second Closing) as a finder’s fee.

Our proceeds from the Series E Closings, before deducting placement agent fees, finder’s fees and other expenses, were approximately $4.1 million. Approximately $0.6 million was used to pay fees and expenses of this offering, and $3.5 million are funds available for general corporate purposes.

Pursuant to the Purchase Agreement, we agreed to, within 60 days of the final closing under the Purchase Agreement, (a) file a registration statement (the “Registration Statement”) with the SEC covering the re-sale of the Series E Preferred Shares, the shares of common stock underlying the Series E Preferred Shares, the shares of Series E Preferred Stock issuable as dividends on the Series E Preferred Shares (“PIK Shares”), the shares of common stock underlying the PIK Shares, and the shares of common stock underlying the Placement Agent Warrants, (b) file a registration statement under the Securities Exchange Act of 1934, as amended, with the SEC registering the class of Series E Preferred Stock, and (c) use our best efforts, including seeking and cooperating with one or more market makers, to cause the quotation of the Series E Preferred Stock on the OTC Bulletin Board and the OTCQB tier of the OTC Markets Group. We also agreed to use our best efforts to have the Registration Statement become effective as soon as possible after filing (and in any event within 90 days of the filing of such Registration Statement), and to keep such Registration Statement effective for a minimum of three years. The initial registration statement was filed on January 10, 2014.  If the registration statement is not declared effective by January 21, 2014, a partial liquidated damage equal to 0.1% of the purchase price paid by each investor shall be payable on each monthly anniversary until the registration statement becomes effective.  In no event shall the partial liquidated damage exceed 0.6% of the purchase price paid by each investor.  On January 22, 2014, the registration statement was declared effective by the U.S. Securities and Exchange Commission.

In connection with the Series E First Closing, on November 12, 2013, we filed a Certificate of Designation of Series E Preferred Stock (the “Series E Certificate of Designation”) with the Secretary of State of Delaware. Pursuant to the Series E Certificate of Designation, we designated 2,000,000 shares of the Company’s preferred stock as Series E Preferred Stock. The Series E Preferred Stock has a Stated Value of $10.00 per share, does not have voting rights, and is convertible, at the option of the holder, into such number of shares of common stock equal to the number of shares of Series E Preferred Stock to be converted, multiplied by the Stated Value, divided by the Conversion Price in effect at the time of the conversion. The initial Conversion Price is $0.50, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions. The Series E Preferred Stock entitles the holder to cumulative dividends (subject to the prior dividend rights of the Company’s Series D Preferred Stock), payable quarterly, at an annual rate of (i) 10% of the Stated Value during the three year period commencing on the date of issue, and (ii) 14% of the Stated Value commencing three years after the date of issue. We may, at our option (subject to certain conditions), pay dividends in shares of Series E Preferred Stock, in which event the applicable dividend rate will be 14% and the number of shares issuable as a dividend will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of our common stock for the five prior consecutive trading days.

Pursuant to the Series E Certificate of Designation, upon any liquidation, dissolution or winding-up of our Company, holders of Series E Preferred Stock will be entitled to receive (following payment in full of amounts owed to in respect of the Company’s Series D Preferred Stock), for each share of Series E Preferred Stock, an amount equal to the Stated Value of $10.00 per share plus any accrued but unpaid dividends thereon before any distribution or payment may be made to the holders of any common stock, Series A Preferred Stock, Series B Preferred Stock, or subsequently issued preferred stock.

Pursuant to the Series E Certificate of Designation, commencing on the trading day on which the closing price of the common stock is greater than $1.35 for thirty consecutive trading days with a minimum average daily trading volume of at least 10,000 shares for such period, and at any time thereafter, we, in our sole discretion, may effect the conversion of all of the outstanding shares of Series E Preferred Stock to common stock (subject to the condition that, all of the shares issuable upon such conversion may be re-sold without limitation under an effective registration statement or pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”)).

In connection with the Series E First Closing, on November 12, 2013, we filed Amendment No. 2 to our Certificate of Designation of Series A Preferred Stock (the “Series A Amendment”), and Amendment No. 2 to our Certificate of Designation of Series B Preferred Stock (the “Series B Amendment”). Pursuant to the Series A Amendment and the Series B Amendment, the Series A Preferred Stock and the Series B Preferred Stock will be subordinate to the Series D and E Preferred Stock with respect to any distributions upon any liquidation, dissolution or winding-up of our Company, respectively.

In connection with the Series E First Closing, on November 12, 2013, we filed a Certificate of Elimination of Series C Preferred Stock (the “Series C Certificate of Elimination”), pursuant to which, the 5,000,000 shares of our preferred stock that had been designated as Series C Preferred Stock were returned to the status of blank check preferred stock.

2012 Financing and Preferred Series D Private Placement

Royal Bank of Canada and BDC Capital, Inc. Financing

On June 4, 2012, Apex entered into a Credit Agreement (“RBC Credit Agreement”) with Royal Bank of Canada (“RBC”), pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000 (US$2,641,000 at the Closing Date), including a revolving demand facility with an authorized limit of CDN$200,000 (US$192,000 at the Closing Date).  The RBC Term Loan accrues interest at RBP plus 4% (7% at December 31, 2013).  Principal and interest is payable over a three year period at a fixed principal amount of CDN $69,444 a month beginning in July 2012 and continuing through June 2015. Apex paid approximately $120,000 in financing costs, which has been recorded as deferred financing costs and is being amortized to interest expense over the term of the loan.

In addition, the RBC Term Loan calls for mandatory repayments based on 20% of Apex’s free cash flow as defined in the RBC Credit Agreement, before discretionary bonuses based on the annual year end audited financial statements of Apex, beginning with the fiscal year ended December 31, 2012, and payable within 30 days of the delivery of the annual audited financial statements, and continuing every six months through December 31, 2014.  As of December 31, 2013, the Company estimates that the mandatory repayment based on 20% of Apex’s free cash flow will be $0.

The RBC Term Loan has certain financial covenants and other non-financial covenants. As of June 30, 2013 and December 31, 2012, Apex was not in compliance with the Fixed Charge Coverage ratio covenant as defined in the RBC Credit Agreement. At June 30, 2013, Apex was not in compliance with the Maximum Funded Debt to EBITDA ratio covenant as defined in the RBC Credit Agreement. In March 2013, May 2013 and August 2013, we received waivers for noncompliance of these covenants at December 31, 2012, March 31, 2013 and June 30, 2013. On August 16, 2013 the RBC Credit Agreement was amended and certain financial covenants were modified. Pursuant to the amended credit agreement and commencing with the fiscal year ending December 31, 2013, we are required to maintain a fixed coverage ratio, calculated on a consolidated basis of not less than 1.15:1 with a step-up to 1.25:1 as of March 31, 2014, tested on a rolling four quarter basis thereafter and a ratio of funded debt to EBITDA, calculated on an annual consolidated basis of not greater than 3.0:1, tested on a rolling four quarter basis thereafter. As part of the revised financial covenants, covenant testing was waived by RBC for September 30, 2013. We are not in compliance with the reset covenants at December 31, 2013. Although we believe it is improbable RBC will exercise their rights up to, and including, acceleration of the outstanding debt, there can be no assurance that RBC will not exercise their rights pursuant to the provisions of the debt obligation.  Accordingly, we have classified the term debt obligation as current at December 31, 2013.

On June 4, 2012, Apex also entered into the BDC Loan Agreement with BDC Capital Inc. (“BDC”), a wholly-owned subsidiary of Business Development Bank of Canada, pursuant to which BDC made available to Apex a term credit facility (“BDC Credit Facility”) in the aggregate amount of CDN $1,700,000 (USD $1,632,340 at the Closing Date).  The BDC Term Loan initially accrued interest at the rate of 12% per annum, and matures on June 23, 2016, with an available one year extension for a fee of 2%, payable at the time of extension.  On April 29, 2013, the BDC Term Loan was amended to accrue interest at the rate of 12.5% per annum.  In addition to the interest payable, consecutive quarterly payments of CDN$20,000 as additional interest are due beginning on June 23, 2012, and subject to compliance with bank covenants, Apex will make a mandatory annual principal payment in the form of a cash flow sweep which will be equal to 50% of the Excess Available Funds (as defined by the BDC Loan Agreement) before discretionary bonuses based on the annual year end audited financial statements of Apex. The maximum annual cash flow sweep in any year will be CDN$425,000. As of December 31, 2013, we estimate the cash sweep will be $0.  Such payments will be applied to reduce the outstanding principal payment due on the maturity date.  In the event that Apex’s annual audited financial statements are not received within 120 days of its fiscal year end, the full CDN$425,000 becomes due and payable on the next payment date.  Apex paid approximately $70,000 in financing costs which $35,000 has been recorded as deferred financing costs and $35,000 recorded as a note discount in the accompanying consolidated balance sheet as of December 31, 2012, and is being amortized to interest expense over the term of the loan.  As of December 31, 2013, there was $22,000 in unamortized deferred financing costs and $22,000 in unamortized note discount.

The BDC Loan Agreement contains certain financial and non-financial covenants which may materially impact our liquidity, including minimum working capital requirements, tangible net worth requirements and limitations on additional indebtedness.  Under the BDC Loan Agreement, violation of this covenant is an Event of Default which grants BDC the right to demand immediate payment of outstanding balances.  In March 2013, May 2013 and August 2013, we received waivers for non-compliance of these covenants at December 31, 2012, March 31, 2013 and June 30, 2013.  On August 22, 2013, the BDC Term Loan was amended and certain financial covenants were modified.  Pursuant to the amended loan agreement, the Company is required to maintain, for the duration of the investment, a term debt to equity ratio not exceeding 1.1:1 (measured annually); and an adjusted current ratio of 0.40:1 (measured annually) and revised yearly 120 days after each year end.  We were in compliance with all of our BDC financial covenants as of December 31, 2013. Currently, we expect to continue to meet the requirements of our BDC financial covenants over the short and long term.

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

Preferred Series D Private Placement

 On December 20, 2012, we entered into and closed a securities purchase agreement (the “Series D Purchase Agreement”) with accredited investors (the “Series D Investors”), pursuant to which we sold an aggregate of 633,600 shares of Series D Convertible Preferred Stock (the “Series D Preferred Shares”) for a purchase price of $10.00 per share, for aggregate gross proceeds of $6,336,000 (the “Series D First Closing”).

 We retained Taglich Brothers, Inc. (the “Series D Placement Agent”) as the placement agent for the Series D First Closing. We paid the Placement Agent $506,880 in commissions (equal to 8% of the gross proceeds), and issued to the Placement Agent five-year warrants (the “Placement Agent Warrants”) to purchase 633,600 shares of our common stock (equal to 10% of the number of shares of common stock underlying the Series D Preferred Shares sold under the Purchase Agreement) at an initial exercise price of $1.10 per share, in connection with the Series D First Closing. The Investors included certain of our officers, directors and employees, who purchased an aggregate of 20,700 Series D Preferred Shares.  We used $4.7 million of the proceeds from the Series D Closing to redeem all of our outstanding shares of Series C Preferred Stock.

 On December 31, 2012, we sold an additional 70,600 shares of Series D Preferred Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $706,000 (the “Series D Second Closing”, and together with the Series D First Closing, the “Series D Closings”) pursuant to the Series D Purchase Agreement for an aggregate of 704,200 shares of Series D Preferred Stock sold.  The Series D Placement Agent acted as the placement agent for the Series D Second Closing as well. We paid the Series D Placement Agent $56,480 in commissions (equal to 8% of the gross proceeds), and issued to the Series D Placement Agent Placement Agent Warrants to purchase 70,600 shares of common stock (equal to 10% of the number of shares of common stock underlying the Series D Preferred Shares sold under the Series D Purchase Agreement) at an exercise price of $1.10 per share, in connection with the Series D Second Closing for an aggregate of 704,200 such Series D Placement Agent Warrants.  The Series D Investors included one of our officers who purchased an aggregate of 2,500 Series D Preferred Shares.

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

In connection with the Series D First Closing, on December 20, 2012, we filed a Certificate of Designation of Series D Preferred Stock (the “Series D Certificate of Designation”) with the Secretary of State of Delaware. Pursuant to the Series D Certificate of Designation, we designated 4,000,000 shares of our preferred stock as Series D Preferred Stock. The Series D Preferred Stock has a Stated Value of $10.00 per share, votes on an as-converted basis with the common stock, and is convertible, at the option of the holder, into such number of shares of our common stock equal to the number of shares of Series D Preferred Stock to be converted, multiplied by the Stated Value, divided by the Conversion Price in effect at the time of the conversion.  The initial Conversion Price is $1.00, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions.  As a result of the private placement closed on August 15, 2013 and August 21, 2013, the Conversion Price of the Series D Preferred Stock was reduced to $0.90.  As a result of the private placement closed on November 12, 2013 and November 22, 2013, the Conversion Price of the Series D Preferred Stock was further reduced to $0.71.  As a result of the reduction in conversion price, the Company recorded a contingent beneficial conversion feature of $1.3 million.  The Series D Preferred Stock entitles the holder to cumulative dividends, payable quarterly, at an annual rate of (i) 8% of the Stated Value during the three year period commencing on the date of issue, and (ii) 12% of the Stated Value commencing three years after the date of issue. We may, at our option, pay dividends in PIK Shares, in which event the applicable dividend rate will be 12% and the number of such PIK Shares issuable will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of the Company’s common stock for the five prior consecutive trading days.

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

Cash Flows from Operating, Investing and Financing Activities

Information about our cash flows, by category, is presented in the accompanying Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the years ended December 31, 2013 and 2012 (in millions):

	Year ended December 31,
	2013	2012	Increase/(Decrease)

Operating activities	$(4.2)	$1.7	$(5.9)	-347.1%
Investing activities	(0.0)	(5.1)	(5.1)	-99.9%
Financing activities	3.8	4.1	(0.3)	-7.3%

Cash used in operating activities for 2013 increased by $5.9 million over the prior year.  The decrease in cash from operations was primarily driven by the increase in net loss for the year ended December 31, 2013 of $1.4 million.  Additionally, the changes in net working capital and other balance sheet changes contributed to a $4.6 million decrease in cash used in operating activities, most notably from $2.2 million decrease in accounts payable due to timing of payables.

For the year ended December 31, 2012, net cash provided by operating activities was $1.7 million.  Our net loss was $3.9 million in 2012, a portion of which was the result of non-cash transactions during the year.  Specifically, we had a $0.3 million non-cash expense related to employee and non-employee stock based compensation and $1.3 million of other non-cash transactions such as depreciation and amortization.  Additionally, our cash position was positively affected by the net change in our unearned revenue of $0.1 million associated with increased deferred revenues and associated costs.

Net cash used in investing activities was $45,000 for the year ended December 31, 2013 and was related to purchases of property and equipment.

Net cash used in investing activities was $5.1 million for the year ended December 31, 2012, and was primarily related to the combined cash payment for the acquisition of Apex Systems Integrators, Inc. and Illume Mobile in June and July 2012, respectively, of $5.0 million along with $0.1 million for purchases or property and equipment.

During the year ended December 31, 2013, net cash provided by financing activities was $3.8 million, primarily due to $3.5 million related to the issuance of Series E Preferred (net of expenses), $1.5 million related to the issuance of common stock (net of expenses), $1 million in proceeds from the bank term loan, offset by payments on the lines of credit and term debt of $1.6 million and payments of $0.4 million for the Series D Preferred Stock dividend.

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

Fair Value

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

The Company's significant Level 3 inputs relate to warrant liabilities.

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

We enter into revenue arrangements that contain multiple deliverables.  Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. In an arrangement with multiple deliverables, the delivered item or items shall be considered a separate unit of accounting if both of the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis; (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item or items is considered probable and substantially in the control of the vendor.  A delivered item or items that do not qualify as a separate unit of accounting within the arrangement shall be combined with the other applicable undelivered item(s) within the arrangement and the allocation of arrangement consideration and the recognition of revenue then shall be determined for those combined deliverables as a single unit of accounting. While changes in the allocation of the arrangement consideration between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect the Company’s results of operations. When we enter into an arrangement that includes multiple elements, we allocate revenue based on their relative selling prices. We use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor specific objective evidence of fair value (“VSOE”), (ii) third party evidence of selling prices (“TPE”) and (iii) best estimate of selling price (“ESP”) as a proxy for VSOE.  When both VSOE and TPE are unavailable, we use ESP.  We determine ESP by considering all relevant factors in establishing the price, which is demonstrated in a gross margin model used.

Revenue from software licenses may contain arrangements with multiple deliverables, including post-contract customer support, that are subject to software revenue recognition guidance.  The revenue for these arrangements is allocated to the software and non-software deliverable based on the relative selling prices of all components in the arrangement using the criteria above.  Post-contract support is recognized ratably over the support period. When a contract contains multiple elements wherein the only undelivered element is post-contract customer support and VSOE of the fair value of post-contract customer support does not exist, revenue from the entire arrangement is recognized ratably over the support period. Software royalty revenue is recognized in arrears on a quarterly basis, based upon reports received from licensees during the period, unless collectability is not reasonably assured, in which case revenue is recognized when payment is received from the licensee.

Stock-based compensation

We record the fair value of stock-based payments as an expense in our consolidated financial statements.  We determine the fair value of stock options using the Black-Scholes option-pricing model.  This valuation model requires us to make assumptions and judgments about the variables used in the calculation.  These variables and assumptions include the weighted-average period of time that the options granted are expected to be outstanding, the volatility of our common stock, the risk-free interest rate and the estimated rate of forfeitures of unvested stock options.  Additional information on the variables and assumptions used in our stock-based compensation are described in Note 14 of the accompanying notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2013.

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, which amends guidance in ASC740, Income Taxes.  ASU No. 2013-11 amends existing guidance related to the financial presentation of unrecognized tax benefits by requiring an entity to net its unrecognized tax benefits against the deferred tax assets for all available same-jurisdiction loss or other tax carryforwards that would apply in settlement of the uncertain tax positions.  The amendments will be effective beginning in the first quarter of 2014 with early adoption permitted, will be applied prospectively to all unrecognized tax benefits that exist at the effective date, and are not expected to have a material effect on our consolidated financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-10, which amends the guidance in ASC 815, Derivatives and Hedging.  ASU No. 2013-10 permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. government rate and LIBOR.  This amended guidance is to be applied prospectively and is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The implementation of the amended accounting guidance has not had, and is not expected to have, a material impact on our consolidated financial position or results of operations.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, which amends the guidance in Accounting Standard Codification (“ASC”) 220 on Comprehensive Income.  ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  Early adoption is permitted.  The implementation of the amended accounting guidance has not had, and is not expected to have, a material impact on our consolidated financial position or results of operations.

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

(a)    Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer – “CEO”) and Chief Financial Officer (Principal Financial and Accounting Officer – “CFO”), as appropriate, to allow for timely decisions regarding required disclosure.

Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  Based on this assessment, management concluded that we maintained effective internal control over financial reporting at that date.  In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting since the Company is a smaller reporting company under the rules of the SEC.

(b)	Changes In Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth fiscal quarter of the period ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names and certain information regarding the Company’s Officers and Directors:

Name	Age	Position

Nicholas R. Toms	65	Chief Executive Officer, President and Chairman
Michael P. Roe	52	Chief Financial Officer
Donald Dalicandro	53	Former Chief Executive Office Apex, Director
John E. Chis	57	Senior Vice President, Sales
Bryan E. Moss	47	Senior Vice President, Professional Services
David M. Rifkin	58	Director
Jay B. Sheehy	58	Director
Robert M. Chaiken	50	Director
Marc Ferland	69	Director
Lawrence Yelin	70	Director
Robert Schroeder	47	Director

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

Michael Roe, Chief Financial Officer

Michael Roe has been serving as the Company’s Vice President, Finance since October 2012 and was named Principal Financial Officer in May 2013.  On February 21, 2014, Mr. Roe was appointed to serve as Chief Financial Officer.  Prior to starting with the Company, Mr. Roe spent approximately one year as an independent financial consultant. From October 2006 to October 2011, Mr. Roe served as the Chief Accounting Officer for Metagenics, Inc., a global life sciences company. Mr. Roe previously worked with KPMG LLP in Orange County, California and is an active, licensed Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Don Dalicandro. Former Chief Executive Officer Apex, Director

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

John E. Chis, Senior Vice President, Sales

Mr. Chis joined DecisionPoint in November 2004, as General Manager and Vice President of Sales. Mr. Chis has been an integral part of the senior management leadership from 2004 until present with responsibility in operations, marketing, strategic planning, and partner development. Mr. Chis has over thirty years of Senior Management experience beginning his career at Telxon.  Mr. Chis also held senior management positions at Symbol Technologies in both Sales and Retail Vertical Lead. Mr. Chis is a graduate from The University Of Akron (College of Business) and has participated as an Advisor to the College of Business on their Advisory Board.

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

Jay B. Sheehy, Director

Mr. Sheehy became associated with DecisionPoint as an early investor in 2003 and became a Director concurrent with the Merger.  Mr. Sheehy has been the President and Principal of Kamco Supply of New England, a $100 million building materials distribution business since 1996. From 1984-1995, Mr. Sheehy was President and Principal of Stanley Svea Building Supply until he merged the company into Kamco. Previously, Mr. Sheehy held an internal audit position at Connecticut Bank and Trust, Budget Analyst post with Combustion Engineering and was a Manager of Financial Analysis with PepsiCo. After graduating Bucknell University in 1977 with a bachelor’s degree in business administration he went on to earn an MBA from the University of Connecticut, APC from NYU and his CPA accreditation. Mr. Sheehy is a Trustee of The Gunnery School, a former Board Member of the Connecticut Business and Industry Association (CBIA) and a former officer of Churchill Casualty Insurance.

Robert M. Chaiken, Director

Mr. Chaiken became a Director and investor of DecisionPoint in November 2010. Mr. Chaiken has worked for Adelman Travel Group, a $600M privately-held travel management company, since 1991. Since 2008, he has served as Adelman Travel Group’s President. In previous roles he served as Adelman's Chief Operating Officer, Chief Financial Officer and Controller. His additional experience includes acquisitions, strategic partnerships organizational design, and travel technology development. He is a Certified Public Accountant and holds a B.B.A. from the University of Wisconsin with majors in accounting and information systems.

Marc Ferland, Director

Mr. Ferland became a Director of DecisionPoint upon completion of the Merger. Mr. Ferland had served as President and Chief  Executive Officer of Copernic Inc. from March 2008   and on its Board of Directors since September 2007.  In November  2010, Copernic was sold to N. Harris Computer Corporation and he resigned his duties with Copernic and simultaneously assumed  the position of Chairman of  the Board  and  President/Chief Executive  Officer  of its successor,  Comamtech. Prior to his affiliation  with  Copernic  and Comamtech, Mr. Ferland  worked  in the venture capital  industry  in various capacities  with Microcell Caisse de Depot  et Placement du Quebec  (Canada's largest  pension  fund), VantagePoint (a Silicon  Valley venture capital  fund) and Gen24 Capital,  which  he co-founded.   Mr. Ferland also worked  in the Telecommunications industry  in senior roles with Cantel (now Rogers), Scotpage/Scotcom, Telesystem  National and Microcell Telecom. Mr. Ferland also spend almost 20 years in a variety  of management positions with Canadian General Electric.   He graduated from the University  of Montreal  with a B.A. honors in economics and did post graduate work at McGill University and Harvard  Business School.  Mr. Ferland is a Canadian citizen.

Lawrence Yelin, Director

Mr. Yelin became a Director of DecisionPoint upon completion of the Merger.  Mr. Yelin is an attorney, who has had his own practice since February, 2009.  From June 1980 until January 2009, he was attorney partner at the law firm of Fasken Martineau DuMoulin LLP.  Mr. Yelin is a Canadian citizen.

Robert Schroeder, Director

Mr. Schroeder was elected to the Board of Directors of DecisionPoint on November 18, 2013. Mr. Schroeder was nominated to the board of directors by Taglich Brothers, Inc. (“Taglich”), in connection with the Company’s previously disclosed sale of Series E Preferred Stock, for which Taglich acted as placement agent. He is Vice President of Investment Banking of Taglich and specializes in advisory services and capital raising for small public and private companies. Prior to that, Mr. Schroeder served as Senior Equity Analyst publishing sell-side research on publicly traded companies. Mr. Schroeder has been with Taglich since 1993. Prior to joining Taglich, Mr. Schroeder served in various positions in the brokerage and public accounting industry. Mr. Schroeder received a B.S. degree in accounting and economics from New York University. He currently serves on the board of directors of Air Industries Group, a publicly traded manufacturer of aerospace parts and assemblies and privately held APR LLC, an automotive engineering firm providing performance aftermarket products and software. He also currently serves on the board of publicly-traded Globalwise Investments, Inc., a provider of cloud-based enterprise content management solutions. Mr. Schroeder’s financial knowledge and experience qualifies him to serve on the Company’s Board of Directors.

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

Committees of the Board

The Audit Committee members are Jay B. Sheehy, David M. Rifkin, Lawrence Yelin, and Robert M. Chaiken. The Audit Committee Chairman is Jay B. Sheehy. The Audit Committee assists our board in fulfilling its responsibility for the oversight of the quality and integrity of our accounting, auditing, and reporting practices, and such other duties as directed by the board. The committee's purpose is to oversee our accounting and financial reporting processes, the audits of our financial statements, the qualifications of our public accounting firm engaged by us as our independent auditor to prepare or issue an audit report on our financial statements. Jay B. Sheehy is the "audit committee financial expert" within the meaning of SEC rules and regulations.

The Compensation and Governance and Nominating Committee members are Jay B. Sheehy, David M. Rifkin, Marc Ferland and Robert M. Chaiken. The Compensation and Governance and Nominating Committee Chairman is David M. Rifkin. The Compensation Committee's role is to discharge our board’s responsibilities relating to compensation of our executives and to oversee and advise the board of directors on the adoption of policies that govern our compensation and benefit programs.

When considering whether directors and nominees have the experience, qualifications, attributes and skills, the Company and the Board focused primarily on the information discussed in each of the directors’ individual biographies set forth above. Mr. Toms has experience as Chairman, President and CEO in growing middle market businesses, such as Cape Systems Group, Inc. and Peak Technologies, engaged in providing consultative solutions including professional services, software and equipment. In particular, with regard to Mr. Rifkin, the Board considered his background in software development and significant expertise and background as a CEO, President and director of both private companies, such as eGlobalfares LLC, and community groups, such as Greater Valley Chamber of Commerce and Griffin Hospital. With regard to Mr. Sheehy, the Board considered his position as President of similar revenue size and entrepreneurial companies to DecisionPoint and his financial experience as a CPA qualifying him for being the Audit Committee Chairman. With regard to Mr. Chaiken, the Board considered his extensive experience in positions of President, Chief Operating Officer and Chief Financial Officer in a growing entrepreneurial company, such as Adelman Travel Group, whereby his understanding of business operations of a growing company can be best utilized and also qualifies him as a finance expert. Messer’s Ferland and Yelin were directors of our predecessor entity, Comamtech and therefore their experience in technology space proves invaluable to the Company.

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

We also had an employment agreement with Mr. Ralph S. Hubregsen, our Former Chief Operating Officer.  On December 3, 2013, Mr. Hubregsen’s employment as the Chief Operating Officer of the Company was terminated.  The agreement also calls for a severance provision ranging from two months to twelve months of salary.

We had an employment agreement with Donald Dalicandro, our Former Chief Executive Officer of Apex, as a result of the Apex acquisition.  Under the employment agreement, the Company further agreed Mr. Dalicandro would be appointed to the Company’s board of directors effective June 4, 2012.  The agreement calls for annual bonus upon achieving certain results of operation at Apex for the 12 months ending July 31, 2013, 2014, and 2015.  As of July 31, 2013, the Company and Mr. Dalicandro agreed to separation terms.  Per the separation agreement, it would provide for normal pro-rata salary payments twice monthly, including receiving various employee benefits, to cover the transition period August 1, 2013 through October 31, 2013 and the severance period, November 1, 2013 through April 30, 2014.  As part of the Apex Purchase Agreement, the Company is obligated to pay an additional bonus consideration to the CEO of Apex. Such bonus is considered additional contingent purchase consideration as we are obligated to pay the bonus regardless of whether or not his employment is retained.

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

						Non-	Change in
						Equity	Pension Value &
				Stock	Option	Incentive	Nonqualified	All
Name	Year	Salary	Bonus	Award	Award (1)	Plan	Deferred Comp	Other	Total

Nicholas R. Toms
	2013	$379,000	$-	$-	$-	$-	$-	$8,800	$387,800
	2012	450,000	-	-	-	-	-	9,800	459,800

Michael P. Roe
	2013	192,000	-	-	-	-	-	5,000	197,000
	2012	26,000	-	-	-	-	-	-	26,000

Donald W. Rowley (2)
	2013	-	-	-	-	-	-	-	-
	2012	316,000	-	-	-	-	-	12,000	328,000

Ralph S. Hubregsen (3)
	2013	435,000	-	-	-	-	-	8,000	443,000
	2012	275,000	-	-	-	-	-	10,000	285,000

John E. Chis
	2013	225,000	18,000	-	-	-	-	6,000	249,000
	2012	225,000	25,000	-	-	-	-	7,000	257,000

Bryan E. Moss
	2013	240,000	231,000	-	-	-	-	9,000	480,000
	2012	240,000	-	-	-	-	-	2,000	242,000

Don Dalicandro(5)
	2013	180,000	-	-	-	-	-	-	180,000
	2012	105,000	-	-	-	-	-	-	105,000

Paul E. Ross (4)
	2013	-	-	-	-	-	-	-	-
	2012	-	-	-	-	-	-	100,500	100,500

(1)
The stock option awards represent the aggregate grant date fair value of the awards granted during the year completed in accordance with ASC718 – (see “Note 14 – Stock Option Plan” in our accompanying Notes to the Consolidated Financial Statements). The Company grants stock options periodically to members of management.  The table reflects awards granted to each of the Named Executive Officers.  Mr. Moss and Mr. Dalicandro joined the Company through acquisitions, in December 2010 and June 2012, respectively.

(2)	Mr. Rowley, former CFO, resigned from the Company effective July 23, 2012. The salary for Mr. Rowley includes $187,000 in separation expenses per his contract and $41,000 in vacation payout.

(3)	The Salary for Mr. Hubregsen includes $138,000 in separation expenses per his contract and $22,000 in vacation payout.

(4)	Mr. Ross, former Interim CFO, was paid on a consulting basis at $30,000 per month which includes a placement agency fee.

(5)
Mr. Dalicandro, former CEO of Apex and the Company agreed to separation terms as of July 31, 2013.  Per the separation agreement, it would provide for normal pro-rata salary payments twice monthly, including receiving various employee benefits, to cover the transition period August 1, 2013 through October 31, 2013 and the severance period, November 1, 2013 through April 30, 2014.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2013, for each of the executive officers.

	Option Awards					Stock Awards

Name	Number of Securities Underlying Unexercised Options Exerciseable (#)	Number of Securities Underlying Unexercised Options Unexerciseable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Been Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

Nicolas R. Toms
	158,381	-	-	$1.45	1/2/2014	-	-	-	$-
	13,542	-	-	1.90	12/31/2016	-	-	-	-
	16,038	24,058	-	2.17	6/15/2021	-	-	-	-

Michael P. Roe
	-	-	-	-	-	-	-	-	-

Ralph S. Hubregsen (1)
	-	-	-	-		-	-	-	-

John E. Chis
	33,856	-	-	1.90	12/31/2016	-	-	-	-
	6,771	1,693	-	2.06	2/12/2019	-	-	-	-
	19,356	29,036	-	2.17	6/15/2021	-	-	-	-

Bryan E. Moss
	-	-	-	-		-	-	-	-

Donald Dalicandro
	-	-	-	-		-	-	-	-

(1)
On December 3, 2013, Mr. Hubregsen’s employment as Chief Operating Officer was terminated.  As part of his separation agreement, Mr. Hubregsen was to be awarded 33,000 stock options with a strike price of $0.54 per share.  The stock options were scheduled to expire March 31, 2014.

Except as set forth above, no other named officer of DecisionPoint has received an equity award.

Director Compensation and Committees

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made during the year ended December 31, 2013.  Committee chair persons receive additional compensation for their service.

					Change in
					Pension Value
					& Nonqualified
	Fees Earned			Non-Equity	Deferred
	or	Stock	Option	Incentive Plan	Compensation	All Other
Name	Paid in Cash	Awards	Awards	Compensation	Earnings	Compensation

David M. Rifkin	$53,000	$-	$18,000	$-	$-	$-
Jay B. Sheehy	58,000	-	18,000	-	-	-
Robert M. Chaiken	48,000	-	18,000	-	-	-
Marc Ferland	48,000	-	12,000	-	-	-
Lawrence Yelin	48,000	-	12,000	-	-	-
Robert Schroeder	5,700	-	-	-	-	-

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of  March 14, 2014, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s named executive officers and directors; and (iii) the Company’s directors and executive officers as a group.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over their shares beneficially owned.

	Common Stock		Percentage of
Name of Beneficial Owner (1)	Beneficially Owned		Common Stock (2)

Named Executive Officers
Nicholas R. Toms (*)	810,928	(3)	6.2%
Michael P. Roe (**)	-	(4)	-
John E. Chis (**)	110,201	(6)	****
Bryan E. Moss (**)	311,538	(7)	2.4
Don Dalicandro (*)	78,865		****

Directors
David M. Rifkin (***)	178,918	(8)	1.4
Jay B. Sheehy (***)	104,429	(9)	****
Robert M. Chaiken (***)	109,203	(12)	****
Marc Ferland (***)	40,000	(13)	****
Lawrence Yelin (***)	70,986	(10)	****
Robert Schroeder (***)	343,788	(5)	2.6

All Executive Officers and Directors as a group (11 people)	2,158,856		15.4

5% Shareholders
North Star Trust Company	1,681,723	(11)	13.2

(*) - Executive Officer and Director of the Company
(**) - Executive Officer of the Company
(***) – Director
(****) – less than 1%

All beneficial ownership percentages as they relate to the ESOP plan are as of December 31, 2012, the latest date of the ESOP share allocation.

(1)	Except as otherwise indicated, the address of each beneficial owner is 8697 Research Drive, Irvine, California 92618-4204.
(2)
Applicable percentage ownership is based on 12,729,563 shares of common stock outstanding as of March 14, 2014, together with securities exercisable or convertible into shares of common stock within 60 days of March 14, 2014, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 14, 2014, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Includes 57,992 shares of common stock held by the ESOP. The shareholder beneficially owns 3.4% of the ESOP. Of these shares, 29,580 are issuable upon the exercise of options, 66,365 are issuable upon conversion of Series A Preferred Stock and 140,845 are issuable upon conversion of Series D Preferred Stock, 50,000 are issuable upon conversion of Series E Preferred Stock and 83,333 are issuable the exercise of warrants.

(4)	Reserved
(5)
Includes 56,338 shares of common stock underlying 4,000 shares of Series D Preferred Stock, 40,000 shares issuable upon conversion of Series E Preferred Stock and 247,450 are issuable upon the exercise of warrants.

(6)	Includes 38,369 shares of common stock held by the ESOP. The shareholder beneficially owns 2.3% of the ESOP. Also includes 61,676 shares issuable upon the exercise of options.
(7)
Includes 1,582 shares of common stock held by the ESOP. The shareholder beneficially owns 0.1% of the ESOP. Also includes 35,211 shares of common stock underlying 2,500 shares of series D Preferred stock.

(8)
Includes 14,085 shares of common stock underlying 1,000 shares of Series D Preferred Stock. Also includes 90,036 shares issuable upon the exercise of options and 48,391 shares issuable upon conversion of series A preferred stock.

(9)	Includes 14,085 shares of common stock underlying 1,000 shares of Series D Preferred Stock. Also includes 70,032 shares issuable upon the exercise of options.
(10)	Includes 30,986 shares of common stock underlying 2,200 shares of Series D Preferred Stock. Also includes 40,000 shares issuable upon the exercise of options.
(11)	North Star Trust Company, the trustee of the ESOP, is deemed to have the dispositive and voting control over the shares held by the ESOP.
(12)
Includes 64,840 shares issuable upon the exercise of options, 11,061 shares issuable upon the conversion of Series A Preferred Stock, and 27,652 shares issuable upon conversion of Series B Preferred Stock.

(13)	Represents 40,000 shares issuable upon the exercise of stock options.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock.  Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file.  To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2013, all Reporting Persons timely complied with all applicable filing requirements, except that, Form 4’s were filed late for Nicholas Toms,  Lawrence Yelin, Robert M. Chaiken, Marc Ferland and David M. Rifkin Jay B. Sheehy, and Form 3 was filed late Robert Schroeder.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We purchase and sell certain products and services from iTEK Services, Inc. (“iTEK”), a privately held company owned by an unrelated ESOP.  iTEK was affiliated with us through limited overlapping management and Board representation by our Chief Executive Officer (“CEO”), Nicholas Toms and former Chief Financial Officer (“former CFO”), Donald Rowley.

Effective upon the resignation of the Company’s former CFO during July 2012, and the concurrent discontinuance of the CEO’s iTEK Board representation, the parties have no further overlapping management and therefore are no longer considered related parties effective August 2012.

During the years ended December 31, 2013 and 2012, we purchased products and services for $36,000 and $20,000, respectively, from iTEK.  Sales to iTEK during the years ended December 31, 2012 and 2011 were $0.  Purchases from iTEK are on similar terms that we would have received from an unrelated third-party.

Amounts receivable from iTek included in accounts receivable in the consolidated balance sheets as of December 31, 2013 and 2012 are $0. Amounts due to iTEK included in accounts payable in the consolidated balance sheets as of December 31, 2013 and 2012, are $10,000 and $39,000, respectively.

We had accounts payable, including accrued interest, to our former CFO, Donald Rowley, of $0, $0 and $855,000 at December 31, 2013, December 31, 2012 and December 31, 2011, respectively.  The outstanding accounts payable balance accrued interest at 12% per annum, reduced from 25% in June 2011.  The balance of the accounts payable consisted of purchases of products and services made by the former CFO on behalf of the Company, unreimbursed company travel expenses and interest on the accounts payable.

On June 30, 2011, the Company Sigma Opportunity Fund II, LLC and Donald Rowley, entered into an agreement pursuant to which Mr. Rowley converted $411,733 of the $1,227,335 in accounts payable owed to him by the Company (the “AP Amount”) into 128,667 shares of the Company’s Series C Preferred Stock and 49,000 shares of common stock. Pursuant to this agreement, Mr. Rowley also agreed that the interest rate of the balance of the AP Amount not covered by the agreement shall be reduced to 12% per annum until such time as the annual dividend rate on the Series C Preferred Stock is increased to 12% per annum (month 17) and 20% per annum (month 31), at which times the interest rate on the AP Amount then outstanding shall be 16% and 25%, respectively. On July 23, 2012, we entered into a Separation Agreement and General Release (“Separation Agreement”) with Mr. Rowley pursuant to which Mr. Rowley resigned as our Chief Financial Officer as of July 23, 2012 and as an employee of ours on July 23, 2012. Pursuant to the Separation Agreement, we agreed to pay Mr. Rowley a total of $205,592 in equal installments in accordance with our payroll cycle beginning on August 1, 2012 through December 31, 2012.  Additionally, under the Separation Agreement, the Company also acknowledged that it owes Mr. Rowley an accounts payable in the amount of $890,633, which will be paid in accordance with an Accounts Payable Payment Plan agreement, between the Company and Mr. Rowley dated July 23, 2012 ("Accounts Payable Agreement"). Pursuant to the Account Payable Agreement, the Company agreed to pay interest monthly in arrears (starting on August 1, 2012) to Mr. Rowley with interest computed daily on the outstanding balance at an annual interest rate of 25%. Under the Accounts Payable Agreement, the Company agreed to make payments of $36,000 per month due on the 1st of each month to Mr. Rowley towards the outstanding balance.  In September 2012, the Company paid $921,000 to Mr. Rowley, including $30,367 of accrued interest in satisfaction of all amounts owed under the Accounts Payable Agreement.

On June 4, 2012 (the “Closing Date”), 2314505 Ontario Inc., a wholly-owned subsidiary of ours (the “Purchaser”), Karen Dalicandro (“KD”), Donald Dalicandro and 2293046 Ontario Inc. (“KD Co” and together with KD, the “Vendors”) entered into a Share Purchase Agreement (“SPA”). Pursuant to the SPA, Purchaser purchased all of the issued and outstanding shares of Apex Systems Integrators Inc. (“Apex”), a corporation organized under the laws of the Province of Ontario, Canada. In consideration for the shares of Apex, on the Closing Date, the Purchaser paid CDN$5,000,000 (“Closing Amount”), of which CDN$240,000 (the “Escrow Amount”) was placed in escrow with the Purchaser’s attorney and CDN$10,000 is held by the Purchaser as a holdback. On the Closing Date, the Purchaser and Apex merged under the corporate name of Apex Systems Integrators Inc., and is hereafter referred to herein as “Apex”). Mr. Dalicandro became a member of our board of directors on the Closing Date. Apex leases premises from an entity controlled by Don Dalicandro. For the years ended December 31, 2013 and December 31, 2012, rent expense included in the consolidated financial statements was $130,000 and $84,000, respectively.  Additionally, at December 31, 2012 the Purchaser has a receivable of $188,177 from the Vendors in connection with the Working Capital requirement as defined in the Purchase Agreement and described in “Note 5 – Business Combinations” in our accompanying Notes to the Consolidated Financial Statements.

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

Director Independence

The Board of Directors has determined that Messrs. Rifkin, Sheehy, Chaiken, Ferland, Yelin and Schroeder are each independent directors.

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

Audit Fees

Audit fees billed by BDO USA, LLP for the fiscal years ended December 31, 2013 and 2012 totaled $473,000 and $497,000, respectively.

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

3.6	Certificate of Amendment to Certificate of Designation of Series C Preferred Stock. (11)
3.7	Amendment No. 2 to Certificate of Designation of Series C Preferred Stock (12)
3.8	Certificate of Designation of Series D Preferred Stock (13)
3.9	Amendment No. 1 to Certificate of Designation of Series A Preferred Stock (13)
3.10	Amendment No. 1 to Certificate of Designation of Series B Preferred Stock (13)
3.11	Certificate of Designation of Series E Preferred Stock (20)
3.12	Amendment No. 2 to Certificate of Designation of Series A Preferred Stock (21)
3.13	Amendment No. 2 to Certificate of Designation of Series B Preferred Stock (21)
3.14	Certificate of Elimination of series C Preferred Stock (21)
10.1	Arrangement Agreement among DecisionPoint Systems, Inc., Comamtech Inc. and 2259736 Ontario Inc., dated October 20, 2010. (1)
10.2	Amendment No. 1 to the Arrangement Agreement, dated December 23, 2010. (1)
10.3	Amendment No. 2 to the Arrangement Agreement, dated March 22, 2011. (1)
10.4	Amendment No. 3 to the Arrangement Agreement, dated April 8, 2011. (1)
10.5	Amendment No. 4 to the Arrangement Agreement, dated April 13, 2011. (1)
10.6	Ontario Superior court of Justice Commercial List. (1)
10.7	Exchange Agreement between DecisionPoint Systems, Inc. and Sigma Opportunity Fund II LLC. (2)
10.8	Investor Rights Agreement between DecisionPoint Systems, Inc. and Sigma Opportunity Fund II, LLC and Sigma Capital Advisors, LLC. (2)
10.9	Agreement between DecisionPoint Systems, Inc., Sigma Opportunity Fund II, LLC and Donald W. Rowley. (2)
10.10	Limited Waiver and Amendment to Loan and Security Agreement between Silicon Valley Bank, DecisionPoint Systems Group Inc., DecisionPoint Systems and CMAC, Inc. (3)

10.11	Employment Agreement between DecisionPoint Systems Inc. and Ralph S. Hubregsen. (4)
10.12	Transfer and Payment Agreement by and among Empresario Inc., Omar Solis and the Company. (5)
10.13	2010 Stock Option Plan (6)
10.14	Employment Agreement between Apex Systems Integrators Inc., Donald Dalicandro and the Company. (7)
10.15	Form of Convertible Note (7)
10.16	Form of DPS Guarantee by and between Company, Karen Dalicandro and 2293046 Ontario Inc. (7)
10.17	General Security Agreement between Apex Systems Integrators Inc., Karen Dalicandro and 2293046 Ontario Inc. (7)
10.18	Escrow Agreement between 2314505 Ontario Inc., Company, Karen Dalicandro, 2293046 Ontario Inc. and McMillan LLP (7)
10.19	Noncompetition Agreement between Donald Dalicandro, Karen Dalicandro and 2314505 Ontario Inc. (7)
10.20	IP Assignment Agreement between Donald Dalicandro and Apex Systems Integrators Inc. (7)
10.21	IP Assignment Agreement between Karen Dalicandro and Apex Systems Integrators Inc. (7)
10.22	Credit Agreement between Royal Bank of Canada, Company, 2314505 Ontario Inc. and Apex Systems Integrators Inc. (7)
10.23	General Security Agreement between Royal Bank of Canada and Apex Systems Integrators Inc. (7)
10.24	General Security Agreement between Royal Bank of Canada and 2314505 Ontario Inc. (7)
10.25	Security Agreement between Royal Bank of Canada and the Company (7)
10.26	Guarantee between the Company and Royal Bank of Canada (7)
10.27	Guaranty between Apex Systems Integrators Inc. and Royal Bank of Canada (7)
10.28	Loan Agreement between BDC Capital Inc., the Company, 2314505 Ontario Inc. and Apex Systems Integrators Inc. (7)
10.29	General Security Agreement between BDC Capital Inc. and Apex Systems Integrators Inc. (7)
10.30	General Security Agreement between BDC Capital Inc. and 2314505 Ontario Inc. (7)
10.31	Guarantee between Apex Systems Integrators Inc. and BDC Capital Inc. (7)
10.32	Guarantee between the Company and BDC Capital Inc. (7)
10.33	Subordination Agreement between BDC Capital Inc. and Silicon Valley Bank (7)
10.34	Consent and Waiver Agreement among the Company, Sigma Opportunity Fund II, LLC, Sigma Capital Advisors and Donald W. Rowley (7)
10.35	Subordination Agreement between Royal Bank of Canada and Silicon Valley Bank (7)
10.36	Subordination and Priorities Agreement among Royal Bank of Canada, BDC Capital Inc., Apex Systems Integrators Inc. and 2314505 Ontario Inc. (7)
10.37	Lease Agreement, dated May 7, 2012, between the Company and Nausser Fathollahi and Alladin Doroudi (8)
10.38	Separation Agreement and General Release (9)
10.39	Accounts Payable Payment Plan (9)
10.40	License Agreement between the Company and MacroSolve, Inc. dated July 31, 2012 (10)
10.41	Non-Competition Agreement between the Company and MacroSolve, Inc. dated July 31, 2012 (10)
10.42	Consent and Waiver Amendment by and among the Company, Sigma Opportunity Fund II, LLC, Sigma Capital Advisors and Donald W. Rowley dated as of October 3, 2012 (11)
10.43	Agreement, dated November 15, 2012, by and among the Company, Sigma Opportunity Fund II, LLC and Sigma Capital Advisors, LLC (12)
10.44	Form of Securities Purchase Agreement of Series D Preferred Stock (13)
10.45	Warrant to Purchase Common Stock, dated December 20, 2012, issued to Placement Agent (13)
10.46	Employment Agreement, dated February 19, 2013, between the Company and Dave Goodman (15)
10.47	Amendment to Loan and Security Agreement (16)
10.48	Forbearance agreement with Silicon Valley Bank (17)
10.49	Loan amendment with BDC Capital, Inc. (18)
10.50	Loan amendment with Royal Bank of Canada (19)
10.51	Form of Securities Purchase Agreement of Series E Preferred Stock (21)
10.52	Warrant to Purchase Common Stock, dated November 22, 2013, issued to Placement Agent (21)
10.53	Form of Securities Purchase Agreement of Common Stock (20)
10.54	Warrant to Purchase Common Stock, dated August 15, 2013, issued to Investor (20)
10.55	Warrant to Purchase Common Stock, dated August 21, 2013, issued to Placement Agent (20)
14	Code of Ethics (6)
21	Subsidiaries (14)
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a).*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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
(15)  Incorporated by Reference to the Current Report on form 8-K Filed by the Company on February 25, 2013.
(16) Incorporated by Reference to the Current Report on form 8-K Filed by the Company on March 5, 2013.
(17) Incorporated by Reference to the Current Report on form 10-Q Filed by the Company on August 19, 2013.
(18) Incorporated by Reference to the Current Report on form 10-Q Filed by the Company on November 14, 2013.
(19) Incorporated by Reference to the Current Report on form 10-Q Filed by the Company on November 14, 2013.
(20) Incorporated by Reference to the Current Report on form 8-K Filed by the Company on August 21, 2013.
(21) Incorporated by Reference to the Current Report on form 8-K Filed by the Company on November 18, 2013.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2014.

DECISIONPOINT SYSTEMS, INC.

By:	/s/ Nicholas R. Toms
Nicholas R. Toms, Chief Executive Officer
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ Nicholas R. Toms	Chairman and Chief Executive Officer	March 31, 2014
Nicholas R. Toms	(Principal Executive Officer)

/s/ Michael P. Roe	Chief Financial Officer	March 31, 2014
Michael P. Roe	(Principal Financial and Accounting Officer)

/s/ David M. Rifkin	Director	March 31, 2014
David M. Rifkin

/s/ Jay B. Sheehy	Director	March 31, 2014
Jay B. Sheehy

/s/ Robert M. Chaiken	Director	March 31, 2014
Robert Chaiken

	Director	March 31, 2014
Marc Ferland

	Director	March 31, 2014
Lawrence Yelin

/s/ Donald Dalicandro	Director	March 31, 2014
Donald Dalicandro

/s/ Robert Schroeder	Director	March 31, 2014
Robert Schroeder

Table of Contents	Page No.

Report of Independent Registered Public Accounting Firm – BDO USA, LLP	F-2

Consolidated Balance Sheets - December 31, 2013 and 2012	F-3

Consolidated Statements of Operations and Comprehensive Loss- Years Ended
December 31, 2013 and 2012	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) - Years Ended
December 31, 2013 and 2012	F-5

Consolidated Statements of Cash Flows - Years Ended
December 31, 2013 and 2012	F-6

Notes to Consolidated Financial Statements –
December 31, 2013 and 2012	F-7

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
DecisionPoint Systems, Inc.
Irvine, California

We have audited the accompanying consolidated balance sheets of DecisionPoint Systems, Inc. (“the Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company history of losses, working capital deficit, capital deficit, minimal liquidity and other factors that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the accompanying consolidated financial statements, the consolidated statement of operations and comprehensive loss for the year ended December 31, 2012 has been restated to reflect the proper classification of certain software amortization costs.

/s/ BDO USA, LLP

Costa Mesa, California
March 31, 2014

DECISIONPOINT SYSTEMS, INC.

Consolidated Balance Sheets
(In thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Current assets
Cash	$641	$1,103
Accounts receivable, net	10,504	12,287
Due from related party	188	202
Inventory, net	1,533	811
Deferred costs	3,809	3,955
Deferred tax assets	49	48
Prepaid expenses and other current assets	188	302
Total current assets	16,912	18,708

Property and equipment, net	136	179
Other assets, net	165	205
Deferred costs, net of current portion	1,807	2,124
Goodwill	8,395	8,571
Intangible assets, net	3,907	6,023
Total assets	$31,322	$35,810

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,774	$11,080
Accrued expenses and other current liabilities	2,976	2,895
Lines of credit	3,883	3,430
Current portion of debt	1,474	1,800
Due to related parties	77	1
Accrued earn out consideration	319	1,186
Warrant liability	803	-
Unearned revenue	7,481	7,409
Total current liabilities	26,787	27,801

Long term liabilities
Unearned revenue, net of current portion	2,481	2,883
Debt, net of current portion and discount	1,961	2,922
Accrued earn out consideration, net of current portion	149	159
Deferred tax liabilities	740	1,078
Other long term liabilities	77	80
Total liabilities	32,195	34,923

Commitments and contingencies	-	-
STOCKHOLDERS' EQUITY
Cumulative Convertible Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,514,155 and 1,105,155 shares issued and outstanding, including cumulative and imputed preferred dividends of $1,956 and $361, and with a liquidation preference of $14,731 and $8,758 at December 31, 2013
and 2012, respectively	12,193	7,370
Common stock, $0.001 par value, 100,000,000 shares authorized,
12,883,446 issued and 12,729,563 outstanding as of December 31, 2013,
and 9,300,439 shares issued and 9,146,556 outstanding as of December 31, 2012	13	9
Additional paid-in capital	17,231	16,132
Treasury stock, 153,883 shares of common stock	(205)	(205)
Accumulated deficit	(29,475)	(21,674)
Unearned ESOP shares	(629)	(767)
Accumulated other comprehensive income	(1)	22
Total stockholders’ equity	(873)	887
Total liabilities and stockholders' equity	$31,322	$35,810

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Years ended December 31,
	2013	2012 (1)
		(Restated)

Net sales	$60,692	$71,501

Cost of sales	47,965	56,458

Gross profit	12,727	15,043

Selling, general and administrative expense	18,338	18,152
Adjustment to earn-out obligations	(820)	-

Operating loss	(4,791)	(3,109)

Other expense (income):
Interest expense	959	998
Fair market value adjustment of warrant liability	(296)	-
Other income, net	(37)	(116)
Total other expense	626	882

Loss before income taxes	(5,417)	(3,991)

Provision (tax benefit) for income taxes	(199)	(125)

Net loss	(5,218)	(3,866)

Common stock deemed dividend	(263)	-
Cumulative and imputed Series A and B preferred stock dividends	(108)	(954)
Accrued paid-in-kind dividends on Series D and Series E preferred stock	(289)	-
Imputed dividends on Series D preferred stock	(580)	-
Imputed contingent beneficial converion on Series D preferred stock	(1,343)	-

Net loss attributable to common shareholders	$(7,801)	$(4,820)

Net loss per share -
Basic and diluted	$(0.80)	$(0.61)

Weighted-average shares outstanding -
Basic and diluted	9,802,810	7,900,693

Other comprehensive loss, net of tax
Net loss	$(5,218)	$(3,866)
Foreign currency translation adjustment	(23)	22

Comprehensive loss	$(5,241)	$(3,844)

(1)  The Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2012 has been restated as described in Note 2 herein.

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)
(In thousands)

									Accumulated
	Convertible				Additional		Accumu-	Unearned	other	Total
	Preferred stock		Common stock		paid-in	Treasury	lated	ESOP	comprehensive	stockholders’
	Shares	Amount	Shares Amount		capital	stock	deficit	shares	income	equity (deficit)

Balance at December 31, 2011	1,816	$6,320	8,183	$8	$14,514	$(205)	$(17,231)	$(899)	$-	$2,507

Net loss	-	-	-	-	-	-	(3,866)	-	-	(3,866)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	22	22
Convertible Series C Preferred retired	(1,415)	(4,906)	-	-	-	-	377	-	-	(4,529)
Convertible Series D Preferred sold in private placement,
net of issuance costs	704	5,668	-	-	355	-	-	-	-	6,023
Shares issued in connection with Illume acquisition	-	-	617	1	697	-	-	-	-	698
Shares issued in connection with Apex acquisition	-	-	325	-	341	-	-	-	-	341
Common stock issued as an antidilution adjustment	-	-	175	-	173	-	-	-	-	173
Employee stock-based compensation	-	-	-	-	52	-	-	-	-	52
Accrued dividends on preferred stock	-	288	-	-	-	-	(954)	-	-	(666)
Principal payment from ESOP	-	-	-	-	-	-	-	132	-	132

Balance at December 31, 2012	1,105	7,370	9,300	9	16,132	(205)	(21,674)	(767)	22	887

Net loss	-	-	-	-	-	-	(5,218)	-	-	(5,218)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(23)	(23)
Common stock issued to employees as part of a specified
portion of their annual cash bonus	-	-	70	-	83	-	-	-	-	83
Convertible Series E Preferred sold in private placement,
net of issuance costs	409	3,215	-	-	278	-	-	-	-	3,493
Common stock issued in private placement,
net of issuance costs	-	-	2,927	3	400	-	-	-	-	403
Common stock issued as an antidilution adjustment	-	-	586	1	262	-	(263)	-	-	-
Employee stock-based compensation	-	-	-	-	76	-	-	-	-	76
Accrued dividends paid-in-kind	-	-	-	-	-	-	(289)	-	-	(289)
Accrued and imputed dividends on preferred stock	-	1,608	-	-	-	-	(2,031)	-	-	(423)
Principal payment from ESOP	-	-	-	-	-	-	-	138	-	138

Balance at December 31, 2013	1,514	$12,193	12,883	$13	$17,231	$(205)	$(29,475)	$(629)	$(1)	$(873)

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Cash Flows
(In thousands)

	December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,218)	$(3,866)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,967	1,510
Amortization of deferred financing costs and note discount	181	183
Employee and Director stock-based compensation	76	52
Non-employee stock-based compensation	-	514
Acquisition earn-out adjustment	(820)	-
Change in fair value of warrants	(296)	-
Loss on disposal of property and equipment	13	-
ESOP compensation expense	138	132
Allowance for doubtful accounts	142	108
Deferred taxes, net	(270)	(256)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	1,615	1,801
Due from related parties	-	147
Inventory, net	(723)	(98)
Deferred costs	462	(810)
Prepaid expenses and other current assets	126	182
Other assets, net	(18)	(37)
Accounts payable	(1,296)	946
Accrued expenses and other current liabilities	(104)	506
Due to related parties	76	-
Unearned revenue	(284)	705
Net cash (used in) provided by operating activities	(4,233)	1,719
Cash flows from investing activities
Cash paid for Apex	-	(4,801)
Cash paid for Illume	-	(250)
Capital expenditures	(45)	(64)
Net cash used in investing activities	(45)	(5,115)
Cash flows from financing activities
(Repayments) borrowings from lines of credit, net	459	(594)
Proceeds from the issuance of term debt	1,000	4,033
Cash received in reverse recapitalization, net of expenses	-	1,500
Repayment of debt	(2,082)	(1,393)
Convertible series C preferred stock retired	-	(4,529)
Issuance of convertible series D preferred stock	-	7,042
Issuance of convertible series E preferred stock	4,090	-
Paid financing costs associated with convertible preferred stock offerings	(597)	(1,020)
Cash dividends paid on preferred stock	(423)	(651)
Paid financing costs	(119)	(270)
Common stock issued in private placement (less warrants classified as liability)	403	-
Warrants classified as a liability in connection with common stock private placement	1,099	-
Net cash provided by financing activities	3,830	4,118
Effect on cash of foreign currency translation	(14)	15
Net increase in cash	(462)	737
Cash at beginning of year	1,103	366
Cash at end of year	$641	$1,103

Supplemental disclosure of cash flow information:
Interest paid	$1,019	$888
Income taxes paid	258	57
Supplemental disclosure of non-cash financing activities:
Common stock issued in connection with Apex acquisition	$-	$341
Common stock issued in connection with Illume acquisition	-	698
Common stock issued to preferred series C holders as an antidilution adjustment	-	173
Accrued and imputed dividends on preferred stock	265	288
Imputed dividends as contingent beneficial converion on series D preferred stock	1,343	-
Accrued PIK dividends on series D and Series E preferred stock	289	-
Warrants issued in connection with common stock private placement	1,099	-
Warrants issued in connection with convertible series D preferred stock	-	355
Warrants issued in connection with convertible series E preferred stock	278	-

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 1 - DESCRIPTION OF BUSINESS

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

Liquidity and Going Concern

The consolidated financial statements were prepared on a going concern basis in accordance with GAAP.  The going concern basis of presentation assumes that the Company will continue in operation for the next twelve months and will able to realize its assets and discharge its liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Company’s inability to continue as a going concern.  The Company’s history of losses, working capital deficit, capital deficit, minimal liquidity and other factors raises substantial doubt about the Company ability to continue as a going concern.  In order for the Company to continue operations beyond the next twelve months and be able to discharge its liabilities and commitments in the normal course of business, the Company must establish profitable operations through increased sales, successfully implement cost cutting measures, avoid further unforeseen expenses, potentially raise additional equity or debt capital, and successfully refinance its current debt obligations when they come due in February of 2015.  There can be no assurance that the Company will be able achieve sustainable profitable operations or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to management.

If the Company continues to incur operating losses and/or does not raise sufficient additional capital, material adverse events may occur including, but not limited to, 1) a reduction in the nature and scope of the Company’s operations, 2) the Company’s inability to fully implement its current business plan and/or 3) continued defaults under the various loan agreements.  A covenant default would give the bank the right to demand immediate payment of all outstanding amounts which the Company would not be able to repay out of normal operations.  There are no assurances that the Company will successfully implement its plans with respect to these liquidity matters.  The consolidated financial statements do not reflect any adjustment that may be required resulting from the adverse outcome relating to this uncertainty.

For the year ended December 31, 2013, the Company experienced a decrease in revenue of $10.8 million compared to the year ended December 31, 2012.  For the year ended December 31, 2013, the Company incurred approximately $2.5 million in increased expenses due to professional fees relating to capital raising activities, including the registration of common shares as a result of the Series D Preferred Stock offering completed in December 2012, the private placement of common stock completed in August 2013, and the Series E Preferred Stock offering completed in November 2013, and associated audit fees, and other matters such as employee termination costs.  The Company experienced a net loss of $5.2 million for the year ended December 31, 2013.  In addition, the Company has a substantial working capital deficit totaling $9.9 million at December 31, 2013.  Although a portion of this deficit is associated with deferred costs and unearned revenues and term debt that has been classified current due to expected future covenant violations (see further discussion at Note 10), the liabilities of the Company that are expected to be satisfied in the foreseeable future in cash exceed the operating assets that are expected to be satisfied in cash.

To address this, the Company has reduced non-essential expenses.  Such expense reduction measures include, but are not limited to, consolidation of information technology environments, consolidation of our east coast depot facility in to our larger California facility, reduction of outsourced consulting expertise where unnecessary and replacing certain service providers with lower cost providers.  The Company has also consolidated administrative personnel and reduced staffing levels by 29% from April 2013 through February 2014, constituting annual savings of $3 million (unaudited).  The result of these activities has reduced the expense structure of the consolidated business significantly.  The Company is focused on improve processes and continuing cost reduction efforts.  The Company has no plans to seek additional capital through the sale of our securities unless deemed necessary.  Should additional funding be needed, there is no assurance that such funding  will be available on terms acceptable to us, or at all.  If the Company raises additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interest of our existing shareholders will be diluted.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

On August 15, 2013, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with multiple accredited investors for the sale of common stock for gross proceeds of $1,756,400 (including $100,000 from management and existing shareholders of the Company) for 2,927,333 shares of common stock.  The effective price of the offering was $0.60 per share of common stock. An initial closing for $1,556,400 was held on August 15, 2013.  The final closing for $200,000 was held on August 21, 2013.  Additionally, pursuant to the Purchase Agreement, the Company issued 1,463,667 warrants to multiple accredited investors at an exercise price of $1.00 per share.  Further, the Company issued 292,733 warrants to the placement agent at an exercise price of $0.60 per share.  The warrants received liability accounting treatment under existing accounting standards.  The Company received net proceeds of approximately $1.5 million from the offering, after deducting the placement agent’s fees of 10% and other offering expenses, of which $1.1 million was recorded as a warrant liability. (see Note 12 – Stockholders’ Equity and Note 4 – Warrant Liability).

In November 2013, the Company entered into definitive subscription agreements (“Series E Purchase Agreement”) with accredited investors for the sales of $4,090,000 in gross proceeds (exclusive of $875,000 in costs) for 409,000 shares of Series E Convertible Preferred Stock (“Series E Preferred Shares”) for a purchase price of $10.00 per share.  The initial Conversion Price is $0.50, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions.  The Company received net proceeds of approximately $3.5 million (before reduction of the fair value of placement agent warrants of $278,000) from the initial closing, after deducting the placement agent’s fees of 8% and other offering expenses.  The Company issued to the Placement Agent five-year warrants to purchase 818,000 shares of our common stock (equal to 10% of the number of shares of common stock underlying the Series E Preferred Shares sold under the Series E Purchase Agreement) at an exercise price of $0.55 per share, in connection with the Series E Purchase Agreement initial closing.

During 2012 and 2013, all principal and interest payments on the Company’s term debt were made within payment terms.  The Company was not in compliance with certain financial covenants under the agreements with Royal Bank of Canada (“RBC Credit Agreement”) and BDC, Inc. (“BDC Credit Agreement”) as of December, 31, 2012, March 31, 2013 and June 30, 2013.  The Company has received waivers for non-compliance for past covenant violations.  On August 22, 2013, the BDC Credit Agreement was amended and certain financial covenants were modified.  Pursuant to the amended loan agreement, the Company is required to maintain, for the duration of the investment, a term debt to equity ratio not exceeding 1.1:1 (measured annually); and an adjusted current ratio of 0.40:1 (measured annually) and revised annually 120 days after each year end.  We were in compliance with all of our BDC financial covenants as of December 31, 2013.  We currently expect to continue to meet the requirements of our BDC financial covenants over the short and long term.  On August 16, 2013 the RBC Credit Agreement was amended and certain financial covenants were modified.  Pursuant to the amended credit agreement and commencing with the fiscal year ending December 31, 2013, the Company is required to maintain a fixed coverage ratio, calculated on a consolidated basis of not less than 1.15:1 with a step-up to 1.25:1 as of March 31, 2014, tested on a rolling four quarter basis thereafter and a ratio of funded debt to EBITDA, calculated on an annual consolidated basis of not greater than 3.0:1, tested on a rolling four quarter basis thereafter.  As part of the revised financial covenants, covenant testing was waived by RBC for September 30, 2013.  The Company was not in compliance with the reset covenants at December 31, 2013.  Although management of the Company believes it is not likelythat RBC will exercise their rights up to, and including, acceleration of the outstanding debt, there can be no assurance that RBC will not exercise their rights pursuant to the provisions of the debt obligation. Accordingly, the Company has classified this debt obligation as current at December 31, 2013 (see Note 10 – Term Debt).

At December 31, 2013, the outstanding balance on the line of credit with Silicon Valley Bank (“SVB”) is $3.9 million, down from $4.1 million at September 30, 2013, and the availability under the line of credit has increased to $3.3 million (see Note 9 – Lines of Credit).  The Company relies on the line of credit which expires in February 2015 to fund daily operating activities maintaining very little cash on hand.  As of December 31, 2012, the Company was in compliance with all of its financial covenants with SVB. As of May 31, 2013 and June 30, 2013, the Company was not in compliance with the Tangible Net Worth financial covenant as defined in the amended SVB Loan Agreement. SVB agreed to temporarily forbear exercising their rights and remedies under the facility until August 28, 2013 and agreed to waive the existing covenant violations if a gross capital raise of $1.5 million was completed by such date.  The Company completed the capital raise and was able to achieve compliance with the forbearance agreement prior to August 28, 2013.  Except for any capital raises through August 28, 2013, the minimum Tangible Net Worth requirement of a $(9.7) million deficit will be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation).  As of September 30, 2013, the Company was in compliance with the Tangible Net Worth financial covenant and had available a $0.3 million cushion over the requirement.  In November 2013, the Company entered into a definitive subscription agreement with accredited investors for the sale of Series E Preferred Stock, raising $4.1 million in gross proceeds (exclusive of $875,000 in costs) (See Note 12).  In November 2013, the SVB Loan Agreement was amended whereby the minimum Tangible Net Worth requirement of a $(9.7) million deficit was reduced by 25% of funds raised in the sale of Series E Preferred stock to a $(8.7) million deficit. As of December 31, 2013, the Company was in compliance with the Tangible Net Worth financial covenant and had available a $0.8 million cushion over the requirement.  The Company currently believes that at the time of this filing it is compliant with the terms and provisions of its SVB lending agreement.  Should the Company continue to incur losses in a manner consistent with its recent historical financial performance, the Company will violate this covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Accounts Receivable - Accounts receivable are stated at net realizable value, and as such, current earnings are charged with an allowance for doubtful accounts based on management’s best estimate of the amount of probable incurred credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience and specific account information available.  Accounts receivable are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $377,000 and $246,000, as of December 31, 2013 and 2012, respectively.  When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Inventory - Inventory consists solely of finished goods and is stated at the lower of cost or market.  Cost is determined under the first-in, first-out (FIFO) method.  The Company periodically reviews its inventory and makes provisions as necessary for estimated obsolete and slow-moving goods.  The creation of such provisions results in a write down of inventory to net realizable value and a charge to cost of sales.  Inventories are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $41,000 and $83,000, as of December 31, 2013 and 2012, respectively.

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

Goodwill – Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business.  Goodwill is tested annually at December 31 for impairment.  The annual qualitative or quantitative assessments involve determining an estimate of the fair value of reporting units in order to evaluate whether an impairment of the current carrying amount of goodwill exists.  A qualitative assessment evaluates whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step quantitative goodwill impairment test.  The first step of a quantitative goodwill impairment test compares the fair value of the reporting unit to its carrying amount including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, an impairment loss may be recognized.  The amount of impairment loss is determined by comparing the implied fair value of reporting unit goodwill with the carrying amount.  If the carrying amount exceeds the implied fair value then an impairment loss is recognized equal to that excess.  No impairment charges have been recorded as a result of the Company’s annual impairment assessments.

Intangible assets – Purchased intangible assets with finite useful lives are amortized over their respective estimated useful lives (using an accelerated method for customer relationships and trade names) to their estimated residual values, if any.  The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade names, and internal use software and are being amortized over periods ranging from two to nine years.  Purchased intangible assets are reviewed annually to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable.  If such facts and circumstances exist, recoverability is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.  If the useful life is shorter than originally estimated, the rate of amortization is accelerated and the remaining carrying value is amortized over the new shorter useful life.  No impairments were identified or changes to estimated useful lives have been recorded.

Deferred Financing Costs - Costs incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness, adjusted to reflect any early repayments using the effective interest rate method.  Deferred financing costs net of amortization totaled approximately $48,000 and $107,000, as of December 31, 2013 and 2012, respectively, and are included in other assets in the accompanying consolidated balance sheets.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company measures certain liabilities at fair value on a recurring basis such as our contingent consideration related to business combinations and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal year ended December 31, 2013.

The Company has classified its contingent consideration related to the acquisitions as a Level 3 liability (see Note 5). Revenue and other assumptions used in the calculation require significant management judgment.  The Company reassesses the fair value of the contingent consideration liabilities on a quarterly basis. Based on that assessment, the Company recognized an adjustment of $820,000 and $0 to the actual calculation of the earn-out obligations during the fiscal years ended December 31, 2013 and 2012, respectively.

The Company has classified certain warrants related to the August 2013 issuance and sale of Common Stock in a private offering as a Level 3 Liability.  Assumptions used in the calculation require significant judgment.  The Company reassesses the fair value of the warrant liabilities on a quarterly basis.  Based on that assessment, the Company recognized a $296,000 reduction to the fair value of the warrant liability during the fiscal year ended December 31, 2013

As of December 31, 2013, liabilities recorded at fair value on a recurring basis consist of the following (in thousands):

		Quoted prices in	Significant other	Significant other
		active markets	observable inputs	unobservable inputs
	Total	Level 1	Level 2	Level 3

Liabilities
Contingent consideration liability
recorded for business combinations	$468	$-	$-	$468

Fair value of derivative warrants issued
in connection with share purchase agreement	803	-	-	803

Balance at December 31, 2013	$1,271	$-	$-	$1,271

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The following table summarizes changes to the fair value of the contingent consideration and derivative warrants, which are Level 3 liabilities (in thousands):

	Level 3
	Contingent	Derivative
	consideration	warrants

Balance at December 31, 2012	$1,346	$-
Adjustments to fair value of Apex earn-out (reflected in operating expenses)	(713)	-
Adjustments to fair value of Illume Mobile earn-out (reflected in operating expenses)	(107)	-
Fair value of warrants accounted for as a liability	-	1,099
Adjustments to fair value of derivative warrants (reflected in other income)	-	(296)
Effect of currency translation	(58)	-
Balance at December 31, 2013	$468	$803

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long lived assets resulting from business combinations are measured at fair value using income and market comparable valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the fiscal year ended December 31, 2013.

Translation of Foreign Currencies - The Company's functional currency is the U.S. dollar. The financial statements of the Company's foreign subsidiary (Apex) is measured using the local currency, in this case the Canadian dollar (CDN$), as its functional currency and is translated to U.S. dollars for reporting purposes. Assets and liabilities of the subsidiary are translated at exchange rates as of the balance sheet dates. Revenues and expenses of the subsidiary are translated at the rates of exchange in effect during the year.

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

The Company enters into revenue arrangements that contain multiple deliverables.  Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. In an arrangement with multiple deliverables, the delivered item or items shall be considered a separate unit of accounting if both of the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis; (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item or items is considered probable and substantially in the control of the vendor.  A delivered item or items that do not qualify as a separate unit of accounting within the arrangement shall be combined with the other applicable undelivered item(s) within the arrangement and the allocation of arrangement consideration and the recognition of revenue then shall be determined for those combined deliverables as a single unit of accounting. While changes in the allocation of the arrangement consideration between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect the Company’s results of operations. When the Company enters into an arrangement that includes multiple elements, we allocate revenue base on their relative selling prices.  We use the a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor specific objective evidence of fair value (“VSOE”), (ii) third party evidence of selling prices (“TPE”) and (iii) best estimate of selling price (“ESP”) as a proxy for VSOE.  When both VSOE and TPE are unavailable, we use ESP.  We determine ESP by considering all relevant factors in establishing the price, which is demonstrated in a gross margin model used.

Revenue from software licenses may contain arrangements with multiple deliverables, including post-contract customer support, that are subject to software revenue recognition guidance. The revenue for these arrangements is allocated to the software and non-software deliverable based on the relative selling prices of all components in the arrangement using the criteria above. Post-contract support is recognized ratably over the support period. When a contract contains multiple elements wherein the only undelivered element is post-contract customer support and VSOE of the fair value of post-contract customer support does not exist, revenue from the entire arrangement is recognized ratably over the support period. Software royalty revenue is recognized in arrears on a quarterly basis, based upon reports received from licensees during the period, unless collectability is not reasonably assured, in which case revenue is recognized when payment is received from the licensee.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Concentration of Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and accounts payable.  Beginning January 1, 2013, all of our cash balances were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor at each financial institution.  This coverage is available at all FDIC member institutions.  The Company uses Silicon Valley Bank, which is an FDIC insured institution.  Based on these facts, collectability of bank balances appears to be adequate.

For the year ended December 31, 2013, the Company had sales to two customers which represented a total of 10% and 8%, of total revenues.  Accounts receivable from two customers at December 31, 2013, were approximately 19% and 12%.  For the year ended December 31, 2012, the Company had sales to two customers which represented a total of 13% and 7%, of total revenues.  Accounts receivable from two customers at December 31, 2012, accounted for 14% and 10% of accounts receivable.  The loss of a significant customer could have a material adverse impact on the Company.

The Company has the same four primary vendors in both periods presented.  For the year ended December 31, 2013, the Company had purchases from these four vendors that collectively represented 58% of total purchases and 61% of the total outstanding accounts payable at December 31, 2013.  For the year ended December 31, 2012, the Company had purchases from these four vendors that collectively represented 71% of total purchases and 67% of the total outstanding accounts payable at December 31, 2012.  The same single vendor represented 18% and 28% of the total purchases for the years ended December 31, 2013 and 2012, respectively.  Loss of this certain vendor could have a material adverse effect on our operations.

Fair Value of Financial Instruments - The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued expenses, line of credit and long term debt.  The carrying value of the short term financial instruments approximates their fair values at December 31, 2013 and 2012, due to their short-term maturities.  The carrying value of the Company’s long-term debt approximates its fair value, net of a discount related to a final payment to be made on the due date which is equal to two percent of the original loan amount.

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

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Comprehensive Loss - Comprehensive loss consists of net loss and accumulated other comprehensive loss, which includes certain changes in equity that are excluded from net loss.  Comprehensive loss for the year ended December 31, 2013 is equal to the net loss of $5,218,000 plus other comprehensive loss totaling $23,000 (relating to exchange translation adjustments arising from the consolidation of the Company’s Canadian Apex subsidiary) to arrive at comprehensive loss of $5,241,000.  Comprehensive loss for the year ended December 31, 2012 is equal to the net loss of $3,866,000 plus other comprehensive income totaling $22,000 (relating to exchange translation adjustments arising from the consolidation of the Company’s Canadian Apex subsidiary) to arrive at comprehensive loss of $3,844,000.

Income Taxes – The Company accounts for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) guidance, which requires deferred tax assets and liabilities, be recognized using enacted tax rates to measure the effect of temporary differences between book and tax basis on recorded assets and liabilities. FASB guidance also requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not some portion or all of the deferred tax assets will not be recognized.

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

Restatement on previously issued Consolidated Financial Statements – The Company identified a misstatement with respect to the manner in which it presented cost of sales and selling, general and administrative expenses in its Consolidated Statement of Operations and Comprehensive Loss as of December 31, 2012.  The Company has historically included the amortization of acquired intangibles within selling, general and administrative expenses for consistency.  Commencing January 31, 2013, the Company has started classifying acquired technology as a cost of sales in order to align the intangible asset amortization with the related revenue.

This restatement has no impact on the balance sheet as of December 31, 2012 or on net loss or basic and diluted loss per share for the year then ended.  The Company has assessed this misstatement in the financial statement presentation and has determined that, on both a qualitative and quantitative basis, the adjustment is immaterial to the consolidated financial statements, and thus the Company will not amend any of its prior quarterly and annual reports on Form 10-Q and 10-K, and that it will adjust presentation on a prospective basis.  In order to provide consistency in the Company’s financial reporting, the December 31, 2012 Consolidated Statement of Operations and Comprehensive Loss has been restated to appropriately reflect the corrections described above.  The following table summarizes the effect of this correction on the previously filed Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2012, which was restated for comparative purposes only (in thousands):

	December 31, 2012
	As Previously		As
	Reported	Adjustment	Restated

Cost of sales	$55,949	$509	$56,458

Gros profit	15,552	(509)	15,043

Selling, general and administrative expense	18,661	(509)	18,152

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Recently Issued Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, which amends guidance in ASC740, Income Taxes.  ASU No. 2013-11 amends existing guidance related to the financial presentation of unrecognized tax benefits by requiring an entity to net its unrecognized tax benefits against the deferred tax assets for all available same-jurisdiction loss or other tax carryforwards that would apply in settlement of the uncertain tax positions.  The amendments will be effective beginning in the first quarter of 2014 with early adoption permitted, will be applied prospectively to all unrecognized tax benefits that exist at the effective date, and are not expected to have a material effect on our consolidated financial position or results of operations.

In July 2013, the FASB issued ASU No. 2013-10, which amends the guidance in ASC 815, Derivatives and Hedging.  ASU No. 2013-10 permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to the U.S. government rate and LIBOR.  This amended guidance is to be applied prospectively and is effective for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The implementation of the amended accounting guidance has not had, and is not expected to have, a material impact on our consolidated financial position or results of operations.

In February 2013, the FASB issued Accounting Standards Update (“ASU”) No. 2013-02, which amends the guidance in Accounting Standard Codification (“ASC”) 220 on Comprehensive Income.  ASU 2013-02 requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified in its entirety to net income.  For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about those amounts.  The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements.  The implementation of this accounting guidance on January 1, 2013 did not have a material impact on our consolidated financial position or results of operations.

NOTE 3 – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The weighted-average basic and diluted shares for the years ended December 31, 2013 and 2012, exclude approximately 0.4 million and 0.6 million, respectively, of ESOP shares that have not been committed to be released.

For periods presented in which there is a net loss, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive. Below is a reconciliation of the fully dilutive securities effect for the period with net income (in thousands except share and per share data):

	December 31,
	2013	2012

Net loss attributable to common shareholders	$(7,801)	$(4,820)

Weighted average common shares outstanding - basic and diluted	9,802,810	7,900,693

Loss per common share - basic and diluted	$(0.80)	$(0.61)

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

For the years ended December 31, 2013 and 2012, respectively, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

Potential dilutive securities consist of (in thousands):

	December 31,
	2013	2012

Convertible preferred stock - Series A	270	270
Convertible preferred stock - Series B	131	131
Convertible preferred stock - Series D	9,918	7,042
Convertible preferred stock - Series E	8,180	-
Warrants to purchase common stock	3,555	981
Options to purchase common stock	805	544

Total potentially dilutive securities	22,859	8,968

NOTE 4 – WARRANT LIABILITY

The Company has determined that certain warrants the Company has issued contain provisions that protect the holders from future issuances of the Company’s Common Stock at prices below such warrants’ then in effect respective exercise prices (see Note 12).  These provisions could result in modification of the warrants then in effect exercise price.  The Company evaluated the following guidance ASC 480-10 Distinguishing Liabilities from Equity and ASC 815-40 Contracts in an Entity’s Own Equity.  Pursuant to this guidance, the Company’s management concluded these instruments do not meet the criteria for classification as equity treatment and must be recorded as a liability as a result of the terms in the warrants that provide for price protection in the event of a future issuance.  The Company recognized these Warrants as liabilities at their fair value and re-measures them at fair value on each reporting date. ASC 820 Fair Value Measurement provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition (see Note 2).

The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities.  The estimated fair values were determined using a Monte Carlo option pricing model based on various assumptions.  The Company’s derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of derivative liabilities.  Various factors are considered in the pricing models the Company uses to value the warrants, including the Company’s current common stock price, the remaining life of the warrants, the volatility of the Company’s common stock price, and the risk-free interest rate.  In addition, as of the valuation dates, management assessed the probabilities of future financing assumptions in the Monte Carlo valuation models.  Future changes in these factors will have a significant impact on the computed fair value of the warrant liability.  Accordingly, the Company expects future changes in the fair value of the warrants to continue to vary from quarter to quarter.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The Company revalues the warrants as of the end of each reporting period. The estimated fair value of the outstanding warrant liabilities was approximately $803,000 and $0, as of December 31, 2013 and December 31, 2012, respectively. The change in fair value of the warrant liabilities for the twelve months ended December 31, 2013 was approximately $296,000 from the date of original recordation in August 2013 and is included in the Company’s consolidated results of operations.

The warrant liabilities were valued at the closing dates of the Purchase Agreement (see Note 12 (c)) and the end of each reporting period using a Monte Carlo valuation model with the following assumptions:

	Placement Agent Warrants		Investor Warrants
Investor Warrants	December 31, 2013	August 21, 2013	December 31, 2013	August 21, 2013	August 15, 2013

Closing price per share of common stock	$0.53	$0.84	$0.53	$0.84	$0.69
Exercise price per share (range)	0.50	0.60	0.50	1.00	1.00
Expected volatility	123.5%	134.9%	123.5%	134.9%	134.1%
Risk-free interest rate	1.6%	1.6%	1.6%	1.6%	1.6%
Dividend yield	-	-	-	-	-
Remaining expected term of underlying securities (years)	4.6	5.0	4.6	5.0	5.0

NOTE 5 – BUSINESS COMBINATIONS

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

Pursuant to the Asset Purchase Agreement, the Company was required to make an additional payment (“Earn-Out Payment”) to the seller of up to $500,000 of which 50% will be paid in cash, and 50% will be paid in shares of the common stock of the Company.  The value of the shares will be based on the closing price of the Company’s common stock on the one year anniversary of the Illume Closing Date, July 31, 2013.  The fair value of the Earn-Out Payment was calculated to be approximately $107,000 at the Closing Date.  At September 30, 2013, the calculated Earn-Out Payment due under the Asset Purchase Agreement was determined to be zero.  The adjustment was recorded as a separate component of operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss as of December 31, 2013.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Apex Systems Integrators, Inc.

On June 4, 2012 (“Closing Date”), pursuant to a Stock Purchase Agreement (“Purchase Agreement”), the Company acquired all of the issued and outstanding shares of Apex, a corporation organized under the laws of the Province of Ontario, Canada.  Apex is a provider of wireless mobile work force software solutions.  The Company accounted for the transaction using the purchase accounting method of accounting and the operating results for Apex have been consolidated into the Company’s results of operations beginning June 5, 2012.  The Company funded the purchase of Apex through borrowings as further explained below.

In consideration for the shares of Apex, the Company paid CDN$5,000,000 (US$4,801,000 at the Closing Date) (“Closing Amount”) in cash.  The Company was required to pay up to an undiscounted amount of CDN$3,500,000 (US$3,360,700 at the Closing Date) in consideration for Apex achieving certain levels of adjusted earnings before interest, depreciation, taxes and amortization (“EBITDA”), as defined by the Purchase Agreement, in the period ended July 2013.  The fair value of the earn out was calculated to be approximately CDN$1,076,000 (US$1,033,000 at the Closing Date).  At September 30, 2013, the calculated Earn-Out Payment due under the Purchase Agreement was determined to be CDN$341,000 (US$331,000).  The seller has disputed the Company’s calculation (see Note 15).  Accordingly, there is CDN$341,000 (US$319,000) recorded as potential additional purchase consideration in the Company’s consolidated Balance Sheet as of December 31, 2013.  The adjustment of CDN$735,000 (US$713,000) was recorded as a separate component of operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2013.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Pro Forma Financial Information (unaudited):

The following summarizes the Company’s unaudited consolidated results of operations for the years ended December 31, 2012 as if the Apex and Illume Mobile acquisitions had occurred on January 1, 2012: (in thousands except per share data):

	December 31,
	2012	2012
	as reported	pro forma

Net sales	$71,501	$73,703
Net loss attributable to common shareholders	(4,820)	(6,887)

Net loss per share - basic and diluted	(0.61)	(0.87)

Included in the pro forma combined results of operations are the following adjustments for Apex: (i) amortization of intangible assets for the year ended December 31, 2012 of $572,000, (ii) a net increase in interest expense for the year ended December 31, 2012 of $291,000.

Included in the pro forma combined results of operations are the following adjustments for Illume Mobile: (i) amortization of intangible assets for the year ended December 31, 2012 of $125,000.  Net loss per share assumes the 325,000 shares issued in connection with the Apex acquisition and the 617,284 shares issued in connection with the Illume Mobile acquisition are outstanding for the period presented (see discussion at Note 5).

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

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the Apex and Illume Mobile acquisitions been completed as of the beginning of the period presented, nor should it be taken as indicative of the Company’s future consolidated results of operations.

The combined amounts of Apex and Illume Mobile’s revenue and net loss since the respective acquisition dates included in the Company’s Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2012 were $1.5 million and $1.8 million, respectively.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at (in thousands):

	December 31,
	2013	2012

Computer equipment	$225	$238
Office furniture and fixtures	109	113
Leasehold improvements	26	43
Total property and equipment	360	394

Less accumulated depreciation and amortization	(224)	(215)

Property and equipment, net	$136	$179

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2013 and 2012, totaled $73,000, and $67,000, respectively.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess cost over the acquired fair value of the identified net assets acquired is recorded as goodwill.

Goodwill is tested annually on December 31 and whenever events or circumstances indicate impairment may have occurred. If the carrying amount of goodwill exceeds its fair value, estimated based on discounted cash flow analyses, an impairment charge would be recorded. Based on the results of the annual impairment tests, no impairment of goodwill existed at December 31, 2013.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 are as follows (in thousands):

Balance as of January 1, 2012	$5,538
Acquisition of Apex in June	2,449
Adjustment to Apex goodwill	37
Tax adjustment to Apex goodwill	(9)
Acquisition of Illume in July	444
Impact of foreign currency translation	112

Balance as of December 31, 2012	8,571
Impact of foreign currency translation	(176)

Balance as of December 31, 2013	$8,395

As of December 31, 2013 and 2012, respectively, the Company’s intangible assets and accumulated amortization consist of the following (in thousands):

	December 31,
	2013				2012
		Accumulated		WA		Accumulated		WA
	Gross	Amortization	Net	Life	Gross	Amortization	Net	Life

Customer relationships	$3,264	$(1,654)	$1,610	6.5	$3,373	$(966)	$2,407	7.6
Contractor and resume databases	675	(405)	270	2.0	675	(270)	405	3.0
Tradename	862	(364)	498	4.6	893	(193)	700	5.3
Internal use software	2,802	(1,299)	1,503	2.1	2,978	(545)	2,433	3.1
Covenant not to compete	104	(78)	26	0.6	105	(27)	78	1.5

	$7,707	$(3,800)	$3,907	4.2	$8,024	$(2,001)	$6,023	5.1

Amortization expense for intangible assets was $1,903,000 and $1,486,000 for the years ended December 31, 2013 and 2012, respectively.  The effect of foreign currency translation on the intangible assets for the years ended December 31, 2013 and 2012 was ($213,000) and $199,000, respectively. Amortization is calculated over the estimated useful lives of the assets on a straight line basis for covenant not to compete, internal use software and contractor and resume databases, and on an accelerated basis for customer relationships and trade name.

Based on the current amount of intangibles subject to amortization, estimated amortization expense in the next five years and thereafter, is as follows (in thousands):

Year	Amount

2014	$1,593
2015	1,357
2016	318
2017	243
2018	189
Thereafter	207

Total	$3,907

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 8 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2013	2012

Salaries and benefits	$1,873	$1,937
Interest payable	23	139
Professional fees	30	33
Vendor purchases	161	92
Sales tax payable	94	293
Customer deposits	194	139
Other fees and expenses	601	262

Total accrued expenses and other current liabilities	$2,976	$2,895

NOTE 9 – LINE OF CREDIT

SVB Line of Credit -- The Company has a $10.0 million revolving line of credit with Silicon Valley Bank (“SVB”) which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement (“SVB Loan Agreement”). Under the SVB Loan Agreement as amended, SVB has also provided the Company with a term loan as discussed at Note 10.  The SVB Loan Agreement is secured by substantially all the assets of the Company and was scheduled to mature in February 2015.  As of December 31, 2013 and 2012, the outstanding balance on the line of credit is approximately $3.9 million and $3.3 million and the interest rate is 7.0%.  The line of credit has a certain financial covenant and other non-financial covenants.  As of December 31, 2012, the Company was in compliance with all of its financial covenants with SVB.  As of May 31, 2013 and June 30, 2013, the Company was not incompliance with the Tangible Net Worth covenant as defined in the amended SVB Loan Agreement.  On August 16, 2013, the Company and SVB signed an agreement (“Forbearance Agreement”) where SVB agreed to temporarily forbear from exercising their rights and remedies under the facility until August 28, 2013 and agreed to waive the existing covenant violations, subject to the Company’s completion of a capital raise.  The Company completed the capital raise and was able to achieve compliance with the forbearance agreement prior to August 28, 2013.  Except for any capital raises through August 28, 2013, the minimum Tangible Net Worth requirement of a $(9.7) million deficit will be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation).  In November 2013, the Company entered into a definitive subscription agreement with accredited investors for the sale of Series E Preferred Stock, raising $4.1 million in gross proceeds (exclusive of $875,000 in costs) (See Note 12).  In November 2013, the SVB Loan Agreement was amended whereby the minimum Tangible Net Worth requirement of a $(9.7) million deficit was reduced by 25% of funds raised in the sale of Series E Preferred stock to a $(8.7) million deficit.  As of December 31, 2013, the Company was in compliance with the tangible Net Worth financial covenant and had available a $0.8 million cushion over the requirement.  The Company believes that at the time of this filing it is compliant with the terms and provisions of its SVB lending agreement. Should the Company continue to incur losses in a manner consistent with its recent historical financial performance, the Company will violate this covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

Availability under the line of credit was approximately $3.3 million as of December 31, 2013.  The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the Loan Agreement. No letters of credit were outstanding as of December 31, 2013 or December 31, 2012.

On February 27, 2013, the SVB Loan Agreement was amended to provide for 1) an extension of the termination date of the line of credit to February 28, 2015, 2) the modification of the line of credit borrowing base, advance rate and financial covenants, 3) the inclusion of an additional $1.0 million term loan (See further discussion at Note 10), 4) a modification of the rate of interest of the line of credit to 3.75% above the bank’s prime rate and 5) other various terms and provisions.

RBC Line of Credit -- The Company is party to a credit agreement, dated June 4, 2012 (the “RBC Credit Agreement”) with Royal Bank of Canada (“RBC”).  Under the RBC Credit Agreement, the revolving demand facility allows for borrowings up to CDN$200,000 based upon eligible accounts receivable.  Interest is based on the Royal Bank Prime (“RBP”) plus 1.5% and is payable on demand.  As of December 31, 2013, the outstanding balance on the line of credit was $0 and the interest rate is 4.5%.  The RBC Credit Agreement is secured by the assets of Apex.  The revolving demand facility has certain financial covenants and other non-financial covenants.  As of June 30, 2013 and December 31, 2012, Apex was not in compliance with the Fixed Charge Coverage ratio covenant as defined in the RBC Credit Agreement.  At June 30, 2013, Apex was not in compliance with the Maximum Funded Debt to EBITDA ratio covenant as defined in the RBC Credit Agreement.  In March 2013 and May 2013, the Company received waivers for non-compliance of these covenants at December 31, 2012, March 31, 2013 and June 30, 2013.  The covenants were reset by RBC on August 16, 2013.  The Company was not in compliance with the reset covenants at December 31, 2013.  See further discussion regarding this condition at Note 10.

For the years ended December 31, 2013 and 2012, the Company’s interest expense, including fees paid to secure lines of credit, totaled approximately $362,000 and $375,000, respectively.

RBC and SVB entered into a subordination agreement, pursuant to which RBC agreed to subordinate any security interest in assets of the Company granted in connection with the RBC Credit Agreement to SVB’s security interest in assets of the Company.

Under the RBC Credit Agreement, the lender provided Apex with a term loan as discussed at Note 10.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 10 – TERM DEBT

Long term debt as of December 31, 2013 and 2012, consists of the following (in thousands):

				Amortization
	Balance			of Note	Currency	Balance
	January 1, 2013	Additions	Payments	Discount	Translation	December 31, 2013

RBC term loan	$2,090	$-	$(804)	$-	$(117)	$1,169

BDC term loan	1,705	-	-	-	(116)	1,589

SVB term loan	1,000	-	(1,000)	-	-	-

SVB term loan 2	-	1,000	(278)	-	-	722

Total note discounts	(73)	(19)	-	43	4	(45)

Total debt	$4,722	$981	$(2,082)	$43	$(229)	3,435

less current portion						(1,086)
less RBC debt long term classified as current						(388)

Debt, net of current portion						$1,961

				Amortization
	Balance			of Note	Currency	Balance
	January 1, 2012	Additions	Payments	Discount	Translation	December 31, 2012

RBC term loan	$-	$2,401	$(419)	$-	$108	$2,090

BDC term loan	-	1,632	-	-	73	1,705

SVB term loan	2,000	-	(1,000)	-	-	1,000

Total note discounts	(30)	(92)		49		(73)

Total debt	$1,970	$3,941	$(1,419)	$49	$181	4,722

less current portion						(1,800)

Debt, net of current portion						$2,922

The Company’s debt is recorded at par value adjusted for any unamortized discounts.  Discounts and costs directly related to the issuance of debt are capitalized and amortized over the life of the debt using the effective interest rate method and is recorded in interest expense in the accompanying consolidated statements of operations.  Unamortized deferred financing costs of approximately $48,000 and $107,000 are included in other assets in the accompanying consolidated balance sheets as of December 31, 2013 and December 31, 2012, respectively.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

As of December 31, 2013, maturities of long-term obligations for the next three fiscal years are as follows (in thousands):

Year	Amount

2014	$1,086
2014 RBD debt long term classified as current	388
2015	321
2016	1,640

Total	$3,435

RBC Term Loan -- On June 4, 2012, Apex entered into the RBC Credit Agreement with RBC described in Note 9, pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000, including a term facility (“RBC Term Loan”) in the amount of CDN $2,500,000 (US$2,401,000 at the Closing Date). The RBC Term Loan accrues interest at RBP plus 4% (7% at December 31, 2013). Principal and interest is payable over a three year period at a fixed principal amount of CDN $70,000 a month beginning in July 2012 and continuing through June 2015.  Apex paid approximately $120,000 in financing costs, which has been recorded as deferred financing costs or note discount in the accompanying consolidated balance sheet as of December 31, 2013, and is being amortized to interest expense over the term of the loan.

In addition, the RBC Term Loan calls for mandatory repayments based on 20% of Apex’s free cash flow as defined in the RBC Credit Agreement, before discretionary bonuses based on the annual year end audited financial statements of Apex, beginning with the fiscal year ended December 31, 2012, and payable within 30 days of the delivery of the annual audited financial statements, and continuing every six months through December 31, 2014.  This amount is estimated to be $0 at December 31, 2013 and December 31, 2012.

The RBC Term Loan has certain financial covenants and other non-financial covenants.  As of June 30, 2013 and December 31, 2012, Apex was not in compliance with the Fixed Charge Coverage ratio covenant as defined in the RBC Credit Agreement.  At June 30, 2013, Apex was not in compliance with the Maximum Funded Debt to EBITDA ratio covenant as defined in the RBC Credit Agreement.  In March 2013, May 2013 and August 2013, the Company received waivers for non-compliance of these covenants at December 31, 2012, March 31, 2013 and June 30, 2013. On August 16, 2013 the RBC Credit Agreement was amended and certain financial covenants were modified.  Pursuant to the amended credit agreement and commencing with the fiscal year ending December 31, 2013, the Company is required to maintain a fixed coverage ratio, calculated on a consolidated basis of not less than 1.15:1 with a step-up to 1.25:1 as of March 31, 2014, tested on a rolling four quarter basis thereafter and a ratio of funded debt to EBITDA, calculated on an annual consolidated basis of not greater than 3.0:1, tested on a rolling four quarter basis thereafter.  As part of the revised financial covenants, covenant testing was waived by RBC for September 30, 2013.  The Company was not in compliance with the reset covenants at December 31, 2013.  Although the Company believes it is not likely that RBC will exercise their rights up to, and including, acceleration of the outstanding debt, there can be no assurance that RBC will not exercise their rights pursuant to the provisions of the debt obligation.  Accordingly, the Company has classified the term debt obligation as current at December 31, 2013.

BDC Term Loan -- On June 4, 2012, Apex also entered into the BDC Loan Agreement as described in Note 5, pursuant to which BDC made available to Apex a term credit facility (“BDC Term Loan”) in the aggregate amount of CDN $1,700,000 (USD $1,632,000 at the Closing Date). The BDC Term Loan accrues interest at the rate of 12% per annum, and matures on June 23, 2016, with an available one year extension for a fee of 2%, payable at the time of extension. In addition to the interest payable, consecutive quarterly payments of CDN$20,000 as additional interest are due beginning on June 23, 2012, and subject to compliance with bank covenants, Apex will make a mandatory annual principal payment in the form of a cash flow sweep which will be equal to 50% of the Excess Available Funds (as defined by the BDC Loan Agreement) before discretionary bonuses based on the annual year end audited financial statements of Apex. The maximum annual cash flow sweep in any year will be CDN$425,000. As of December 31, 2013, the Company estimates that the cash sweep will be approximately $0. Such payments will be applied to reduce the outstanding principal payment due on the maturity date. In the event that Apex’s annual audited financial statements are not received within 120 days of its fiscal year end, the full CDN$425,000 becomes due and payable on the next payment date. Apex paid approximately $70,000 in financing costs which $35,000 has been recorded as deferred financing costs and $35,000 recorded as a note discount in the accompanying consolidated balance sheet as of December 31, 2012, and is being amortized to interest expense over the term of the loan.  As of December 31, 2013, there was $22,000 in unamortized deferred financing costs and $22,000 in unamortized note discount.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

The BDC Loan Agreement contains certain financial and non-financial covenants.  As of June 30, 2013 and December 31, 2012, Apex was not in compliance with the minimum working capital financial covenant.  In March 2013, May 2013 and August 2013, the Company received waivers for non-compliance of these covenants at December 31, 2012, March 31, 2013 and June 30, 2013.  On August 22, 2013, the BDC Term Loan was amended and certain financial covenants were modified.  Pursuant to the amended loan agreement, the Company is required to maintain, for the duration of the investment, a term debt to equity ratio not exceeding 1.1:1 (measured annually); and an adjusted current ratio of 0.40:1 (measured annually) and revised yearly 120 days after each year end.  The Company was in compliance with all of our BDC financial covenants as of December 31, 2013.  We expect to continue to meet the requirements of our BDC financial covenants over the short and long term.

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

The Amended SVB Loan Agreement includes various customary covenants, limitations and events of default. Financial covenants, among others, include liquidity and fixed charge coverage ratios, minimum tangible net worth requirements and limitations on indebtedness.  As of December 31, 2012, the Company was in compliance with all of its financial covenants with SVB. As of May 31, 2013 and June 30, 2013, the Company was not incompliance with the Tangible Net Worth covenant as defined in the Amended SVB Loan Agreement.  On August 16, 2013, the Company and SVB signed an agreement (“Forbearance Agreement”) where SVB agreed to temporarily forbear from exercising their rights and remedies under the facility until August 28, 2013 and agreed to waive the existing covenant violations if a gross capital raise of $1.5 million is completed by such date.  The Company completed the capital raise and was able to achieve compliance with the forbearance agreement prior to August 28, 2013.  Except for any capital raises through August 28, 2013, the minimum Tangible Net Worth requirement of a $(9.7) million deficit will be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation).  In November 2013, the Company entered into a definitive subscription agreement with accredited investors for the sale of Series E Preferred Stock, raising $4.1 million in gross proceeds (exclusive of $875,000 in costs) (See Note 12).  In November 2013, the SVB Loan Agreement was amended whereby the minimum Tangible Net Worth requirement of a $(9.7) million deficit was reduced by 25% of funds raised in the sale of Series E Preferred stock to a $(8.7) million deficit.  As of December 31, 2013, the Company was in compliance with the tangible Net Worth financial covenant and had available a $0.8 million cushion over the requirement.  The Company currently believes that at the time of this filing it is compliant with the terms and provisions of its SVB lending agreement and expects to continue to meet the requirements of our SVB financial covenants over the short and long term (unaudited).  Should the Company continue to incur losses in a manner consistent with its recent historical financial performance, the Company will violate this covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

On February 27, 2013, the Company amended the Loan and Security Agreement which provided an additional term loan of $1,000,000.  The new term loan is due in 36 monthly installments of principal plus accrued interest beginning on April 1, 2013.  The additional term loan accrues interest at 7.5% per annum.

For the year ended December 31, 2013 and 2012, the Company’s interest expense on the term debt, including amortization of deferred financing costs, was approximately $564,000 and $509,000, respectively.

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

NOTE 11 - INCOME TAXES

The provision for income taxes for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	December 31,
	2013	2012
Current income tax expense (benefit):
Federal	$-	$-
State	47	63
Foreign	25	68
	72	131
Deferred income tax expense (benefit):
Federal	24	16
State	6	6
Foreign	(301)	(278)
	(271)	(256)

Valuation allowance	-	-

Total income tax expense (benefit)	$(199)	$(125)

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012

Allowance for doubtful accounts	$163	$98
Inventory reserve and uniform capitalization	41	44
Accrued expenses and other liabilities	305	365
Unearned revenue	343	226
Valuation allowance	(748)	(685)
Deferred tax assets - current	104	48

Other assets	(295)	42
Property and equipment	18	5
Intangibles	658	405
Net operating loss carryforward	4,201	2,009
Valuation allowance	(4,631)	(2,459)
Deferred tax assets - long term	(49)	2

Total net deferred tax asset	$55	$50

Long term debt	$(17)	$(18)
Intangibles	(662)	(1,022)
Goodwill	(67)	(40)

Total net deferred tax liability	$(746)	$(1,080)

Total	$(691)	$(1,030)

A reconciliation of the United States statutory income tax rate to the effective income tax rate for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	December 31, 2013		December 31, 2012
	Amount	Rate (%)	Amount	Rate (%)
Tax at the Federal statutory rate	$(1,842)	34.0	$(1,357)	34.0
State taxes	(464)	8.6	(130)	3.3
Permanent differences	92	(1.7)	752	(18.9)
Valuation allowance	2,195	(40.5)	147	(3.7)
True up items	13	(0.2)	288	(7.2)
Miscellaneous	22	(0.4)	22	(0.6)
Stock transaction	21	(0.4)	57	(1.4)
Foreign rate	(236)	4.3	96	(2.4)
Effective tax rate	$(199)	3.7	$(125)	3.1

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

The Company has net operating loss carryforwards available in certain jurisdictions to reduce future taxable income.  Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not.  This determination is based on the expectation that related operations will be sufficiently profitable or various tax business and other planning strategies will enable the Company to utilize the net operating loss carryforwards.  The Company’s evaluation of the realizability of deferred tax assets considers both positive and negative evidence.  The weight given to potential effects of positive and negative evidence is based on the extent to which it can be objectively verified.  For the years ended December 31, 2013 and 2012, the Company recorded a valuation allowance related to the US federal and state temporary items as it was determined it is more likely than not that the Company will not be able to fully use the assets to reduce future tax liabilities. For the years ended December 31, 2013 and 2012, the Company recorded no allowance related to foreign temporary items as it was determined it is more likely than not that the Company will be able to fully use the assets to reduce future tax liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2012	$170
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-

Balance as of December 31, 2013	$170

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. During the fiscal years December 31, 2012, the Company recognized approximately $170,000 in liabilities related to tax positions taken by Apex, a foreign subsidiary acquired in 2012.

As of December 31, 2013, the Company had federal and state net operating loss carryforwards of approximately $10.7 million and $9.2 million, respectively. These loss carryforwards will expire in varying amounts through 2033. Section 382 of the U.S. Internal Revenue Code, as amended, or (“the Code”), generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have determined that we have experienced multiple ownership changes under Section 382 of the Code. As of December 31, 2013, we estimated that approximately $9.9 million of U.S. federal net operating losses and $9.2 million of state net operating losses may be utilized in the future based on limitations that we have calculated under Section 382 of the Code.

The Company continues to remain subject to examination by U.S. federal authority for the years 2009 through 2012 and for various state authorities for the years 2009 through 2012, with few exceptions.

The Company is subject to U.S. federal and Canadian income tax as well as income taxes in various state jurisdictions.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of December 31, 2013, the Company is authorized to issue 110,000,000 total shares of stock. Of that amount, 100,000,000 shares are common stock, each having a par value of $0.001. The remaining 10,000,000 shares are preferred stock, each having a par value of $0.001, of which 500,000 shares are designated as Series A Preferred Stock, of which 269,608 are issued and outstanding, 500,000 shares are designated as Series B Preferred Stock, of which 131,347 are issued and outstanding, 4,000,000 shares are designated as Series D Preferred Stock, of which 704,200 shares are issued and outstanding, and 2,000,000 are designated as Series E Preferred Stock, of which 409,000 shares are issued and outstanding.
(a) Cumulative Convertible Preferred Stock

A summary of preferred stock outstanding as of December 31, 2013 is as follows (in thousands, except share data):

Description

Series A Preferred, $0.001 par value per share, 500,000 shares designated,
269,608 shares issued and outstanding, liquidation preference of $975
plus cumulative dividends of $363	$1,338
Series B Preferred, $0.001 par value per share, 500,000 shares designated,
131,347 shares issued and outstanding, liquidation preference of $380
plus cumulative dividends of $92	472
Series D Preferred, $0.001 par value per share, 4,000,000 shares designated,
704,200 shares issued and outstanding (net of $1,374 in issuance costs),
liquidation preference of $7,042 plus accrued PIK dividends of $213; cumulative	7,168
impued dividends and beneficial convesion feature of $1,500
Series E Preferred, $0.001 par value per share, 2,000,000 shares designated,
409,000 shares issued and outstanding (net of $875 in issuance costs);
liquidation preference of $4,090 plus accrued PIK dividends of $76	3,215

Total convertible preferred stock	$12,193

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

The holders of the Series A and Series B Preferred Stock have no voting rights except on matters affecting their rights or preferences. Subject to the rights of the Series D and E Preferred Stock, upon any liquidation, dissolution or winding-up of the Company, the holders of the Series A (subject to the rights of the Series B Preferred) and Series B Preferred Stock shall be entitled to receive an amount equal to the stated value per share of $4.00 and $3.20, respectively, plus any accrued and unpaid dividends before any payments shall be made to the holders of any common stock or hereinafter issued preferred stock. The Series A Preferred Stock has preference over the Series B Preferred Stock in liquidation.

Each share of Series A Preferred Stock is convertible, at the option of the holder, at a conversion price of $4.00 per share. Each share of Series B Preferred Stock is convertible, at the option of the holder, at a conversion price of $3.20 per share.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Series C Preferred Stock

On December 20, 2012, all issued and outstanding shares of Series C Preferred Stock were redeemed using the proceeds generated from the sale of the Series D Preferred Stock.

In connection with the sale of Series E Preferred Stock, on November 12, 2013, the Company filed a Certificate of Elimination of Series C Preferred Stock (the “Series C Certificate of Elimination”), pursuant to which, the 5,000,000 shares of the Company’s preferred stock that had been designated as Series C Preferred Stock were returned to the status of blank check preferred stock.

Series D Preferred Stock

In connection with the Series D Closing, on December 20, 2012, we filed a Certificate of Designation of Series D Preferred Shares (the “Series D Certificate of Designation”) with the Secretary of State of Delaware. Pursuant to the Series D Certificate of Designation, we designated 4,000,000 shares of our preferred stock as Series D Preferred Stock. The Series D Preferred Stock has a Stated Value of $10.00 per share, votes on an as-converted basis with the common stock, and is convertible, at the option of the holder, into such number of shares of our common stock equal to the number of shares of Series D Preferred Stock to be converted, multiplied by the Stated Value, divided by the Conversion Price in effect at the time of the conversion. The initial Conversion Price is $1.00, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions.  As a result of the private placement closed on August 15, 2013 and August 21, 2013, the Conversion Price of the Series D Preferred Stock was reduced to $0.90.  As a result of the private placement closed on November 12, 2013 and November 22, 2013, the Conversion Price of the Series D Preferred Stock was reduced to $0.71.  As a result of the reduction in conversion price, the Company recorded a contingent beneficial conversion feature of $1.3 million.  The Series D Preferred Stock entitles the holder to cumulative dividends, payable quarterly, at an annual rate of (i) 8% of the Stated Value during the three year period commencing on the date of issue, and (ii) 12% of the Stated Value commencing three years after the date of issue. We may, at our option, pay dividends in PIK Shares, in which event the applicable dividend rate will be 12% and the number of such PIK Shares issuable as a dividend will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of the Company’s common stock for the five prior consecutive trading days.

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

In addition, commencing on the trading day on which the closing price of the common stock is greater than $2.00 for thirty consecutive trading days with a minimum average daily trading volume of at least 5,000 shares for such period, and at any time thereafter, the Company may, in its sole discretion, effect the conversion of all of the outstanding shares of Series D Preferred Stock to common stock (subject to the condition that, all of the shares issuable upon such conversion may be re-sold without limitation under an effective registration statement or pursuant to Rule 144 under the Securities Act of 1933, as amended).

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

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

Series E Preferred Stock

In connection with the Series E Closing, on November 12, 2013, we filed a Certificate of Designation of Series E Preferred Stock (the “Series E Certificate of Designation”) with the Secretary of State of Delaware. Pursuant to the Series E Certificate of Designation, we designated 2,000,000 shares of the Company’s preferred stock as Series E Preferred Stock. The Series E Preferred Stock has a Stated Value of $10.00 per share, does not have voting rights, and is convertible, at the option of the holder, into such number of shares of common stock equal to the number of shares of Series E Preferred Stock to be converted, multiplied by the Stated Value, divided by the Conversion Price in effect at the time of the conversion. The initial Conversion Price is $0.50, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions. The Series E Preferred Stock entitles the holder to cumulative dividends (subject to the prior dividend rights of the Company’s Series D Preferred Stock), payable quarterly, at an annual rate of (i) 10% of the Stated Value during the three year period commencing on the date of issue, and (ii) 14% of the Stated Value commencing three years after the date of issue. We may, at our option (subject to certain conditions), pay dividends in PIK shares, in which event the applicable dividend rate will be 14% and the number of shares issuable as a dividend will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of our common stock for the five prior consecutive trading days.

Upon any liquidation, dissolution or winding-up of our Company, holders of Series E Preferred Stock will be entitled to receive (following payment in full of amounts owed to in respect of the Company’s Series D Preferred Stock), for each share of Series E Preferred Stock, an amount equal to the Stated Value of $10.00 per share plus any accrued but unpaid dividends thereon before any distribution or payment may be made to the holders of any common stock, Series A Preferred Stock, Series B Preferred Stock, or subsequently issued preferred stock.

In addition, commencing on the trading day on which the closing price of the common stock is greater than $1.35 for thirty consecutive trading days with a minimum average daily trading volume of at least 10,000 shares for such period, and at any time thereafter, the Company may, in our sole discretion, effect the conversion of all of the outstanding shares of Series E Preferred Stock to common stock (subject to the condition that, all of the shares issuable upon such conversion may be re-sold without limitation under an effective registration statement or pursuant to Rule 144 under the Securities Act of 1933, as amended).

The Series E Preferred Stock also contains registration rights which compel the Company to file a registration statement with the SEC within 60 days of the final closing date (November 22, 2013), and requires the registration statement to become effective within 90 days thereafter.  The initial registration statement was filed on January 10, 2014.  If the registration statement is not declared effective by January 21, 2014, a partial liquidated damage equal to 0.1% of the purchase price paid by each investor shall be payable on each monthly anniversary until the registration statement becomes effective.  In no event shall the partial liquidated damage exceed 0.6% of the purchase price paid by each investor.  On January 22, 2014, the registration statement was declared effective by the U.S. Securities and Exchange Commission.

In connection with the Series E Closing, on November 12, 2013, we filed Amendment No. 2 to our Certificate of Designation of Series A Preferred Stock (the “Series A Amendment”), and Amendment No. 2 to our Certificate of Designation of Series B Preferred Stock (the “Series B Amendment”). Pursuant to the Series A Amendment and the Series B Amendment, the Series A Preferred Stock and the Series B Preferred Stock will be subordinate to the Series E Preferred Stock with respect to any distributions upon any liquidation, dissolution or winding-up of our Company, respectively.

Issuance Activity

In November 2013, the Company issued 409,000 shares of Series E Preferred for cash consideration totaling $4,090,000.  In conjunction with the issuance, the Company incurred issuance costs totaling $875,000, consisting of placement fees of $327,000, legal and other expenses of $270,000, and issued 818,000 warrants to purchase shares of common stock with an exercise price of $0.55 per share provided to the placement agent with an estimated fair value of $278,000 determined using the Black Scholes option valuation pricing model.  The fair value calculation was prepared using the following assumptions: Stock price: $0.47; expected term: 2.5 years; risk free rate of interest of 0.44%; volatility of 143%; and dividend yield of $0.

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

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

 (b) Common Stock

For the year ended December 31, 2013

On April 26, 2013, the Company issued 70,207 shares of its common stock to 3 employees as part of a specified portion of their regular annual cash bonus.  The shares were valued at $83,000 and were recorded as part of selling, general and administrative expenses in the consolidated statement of operations and comprehensive loss as of December 31, 2013.

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

On December 10, 2013, the Company issued 585,467 shares of its common stock as a result of the anti-dilution adjustment triggered by the sale of Series E Preferred Shares.  The closings on August 15, 2013 and August 21, 2013, common stock issued to investors contained certain price protection provisions.  These price protections are considered embedded options to contingently acquire common stock that are clearly and closely related to the host common stock and are therefore not bifurcated.  The shares issued were valued at $263,000 and were recorded as deemed dividend as of December 31, 2013.

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

Pursuant to the Purchase Agreement, we agreed to, within 30 days of August 21, 2013, file a registration statement (the “Common Stock Registration Statement”) with the Securities and Exchange Commission covering the re-sale of the Common Shares and the shares of common stock underlying the Investor Warrants.  We also agreed to use its best efforts to have the Common Stock Registration Statement become effective as soon as possible after filing (and in any event within 120 days of the filing of such Common Stock Registration Statement).  If the Common Stock Registration Statement is not declared effective within the requisite period of time, a partial liquidated damage equal to 0.2% of the purchase price paid by each investor shall be payable on each monthly anniversary until it becomes effective.  In no event shall the partial liquidated damage exceed 10% of the purchase price paid by each investor.  On October 4, 2013, the Common Stock Registration Statement was declared effective by the SEC.

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

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

The Company recorded the Investor Warrants and Placement Agent Warrants as a liability (see further disclosure at Note 4).  Accordingly, the net proceeds raised ($1.7 million in gross offering proceeds, net of $0.2 million in cost), were allocated to the fair value of the warrant liability of $1.1 million and the remainder was recorded as equity ($0.4 million).

For the year ended December 31, 2012

On June 4, 2012, the Company issued 325,000 shares of its common stock as consideration for acquisition related expenses in conjunction with the Apex transaction. The shares were valued at $341,000 and were recorded as part of selling, general and administrative expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss as of December 31, 2012. (Note 5)

On July 31, 2012, pursuant to the Asset Purchase Agreement with MacroSolve, the Company issued 617,284 shares of its common stock to purchase the business of Illume Mobile, a division of MacroSolve. The shares were valued at $698,000 and were recorded as part of the purchase price. (Note 5)

On November 15, 2012, the Company entered into an agreement (the “Sigma Agreement”) with Sigma Opportunity Fund II, LLC (“Sigma Opportunity Fund”) and Sigma Capital Advisors, LLC (“Sigma Advisors”).  Pursuant to the Sigma Agreement, the Company issued to the holders of the Series C Preferred Stock an aggregate of 175,364 shares of common stock as an antidilution adjustment, the shares were valued at $174,000.

(c) Warrants

For the year ended December 31, 2013

On August 15, 2013 and August 21, 2013, the Company issued 1,463,667 Investor Warrants and 292,733 Placement Agent Warrants as discussed above. The exercise price of the Investor Warrants and the Placement Agent Warrants will be adjusted in the event of future issuances of the Company’s Common Stock at prices below the exercise price then in effect (“down-round” protection).  The Company evaluated the following guidance ASC 480-10 Distinguishing Liabilities from Equity and ASC 815-40 Contracts in Entity’s Own Equity.  Based on this guidance, the Company’s management concluded these instruments are to be accounted for as liabilities instead of equity due to the down-round protection feature available on the exercise price of the Warrants. The Company recognized these Warrants as liabilities at their fair value and will re-measure them at fair value on each reporting date. ASC 820 Fair Value Measurement provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition (see Note 2).  Fair values for warrants are determined using the Monte-Carlo Simulation Model valuation technique. The Monte-Carlo Simulation Model valuation model provides for dynamic assumptions regarding volatility and risk-free interest rates within the total period to expected conversion.  In addition, management assessed the probabilities of future financing assumptions.

As of August 15, 2013 and August 21, 2013, the dates of issuance, we recorded the warrant liability at $1,099,000.  At December 31, 2013, the warrants were re-valued with a fair value of $803,000 with the difference of $296,000 recorded in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

On November 12, 2013 and November 22, 2013 in connection with the sale of Series E Preferred Stock, the Company issued 818,000 warrants to purchase shares of common stock with an exercise price of $0.55 per share provided to the placement agent with an estimated fair value of $278,000 determined using the Black Scholes option valuation pricing model.  The fair value calculation was prepared using the following assumptions: stock price: $0.47; expected term: 2.5 years; risk free rate of interest of 0.44%; volatility of 143%; and dividend yield of $0.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

For the year ended December 31, 2012

On December 20, 2012 and December 31, 2012, in connection with the sale of Series D Preferred Stock, the Company issued 704,200 warrants to purchase shares of common stock with an exercise price of $1.10 per share provided to the placement agent with an estimated value of $354,000 determined using the Black Scholes option valuation pricing model.  The fair value calculation was prepared using the following assumptions: stock price: $0.80; expected term: 2.5 years; risk free interest rate of 0.125%; and dividend yield of $0.

The following table summarizes information about the Company’s outstanding common stock warrants as of December 31, 2013:

				Total		Weighted
				Warrants	Total	Average
	Date		Strike	Outstanding	Exercise	Exercise
	Issued	Expiration	Price	and Exercisable	Price	Price

Senior Subordinated Notes	Dec-09	Dec-14	$3.62	138,260	$500,000
Senior Subordinated Notes	Dec-09	Dec-14	4.34	138,260	600,000
Placement Agent Preferred Stock - Class D	Dec-12	Dec-17	0.71	704,200	499,982
Common Stock Investor Warrants *	Aug-13	Aug-18	0.50	1,463,667	731,834
Placement Agent Warrants - Common Stock *	Aug-13	Aug-18	0.50	292,733	146,367
Placement Agent Preferred Stock - Class E	Nov-13	Nov-18	0.55	818,000	449,900

				3,555,120	$2,928,082	$ 0.82
* warrants classified as liabilities

NOTE 13 - ESOP PLAN

In December 2003, the Company formed an Employee Stock Ownership Plan (the “ESOP”) and loaned the ESOP $1,950,000 (the “ESOP Note”) that the ESOP Trust (“Trust”) used to acquire 1,128,558 shares of the of the Company’s stock from its former stockholder for $1,300,000 and 564,195 shares from the Company for $650,000.  The ESOP Note bears interest at a rate of 5.25% with annual principal and interest payments and has a 15-year term.  The amount owed to the Company under the Note as of December 31, 2013 and 2012, was $629,000 and $767,000, respectively.  The ESOP Note is reflected in the accompanying consolidated balance sheet as unearned ESOP shares in stockholders’ equity.

The ESOP covers all non-union employees.  Employees are eligible to participate in the Plan after three months of service.  Plan participants start vesting after two years of participation and are fully vested after six years of participation.  ESOP contributions are determined annually by the Board of Directors, and are a minimum $130,000 per year, to repay the ESOP Note held by the Company.  The Company’s contribution expense for the year ended December 31, 2013, was $178,000 representing $138,000 for the ESOP principal payment and $40,000 for the ESOP interest.  The Company’s contribution expense for the year ended December 31, 2012 was $178,000 representing $131,000 for the ESOP principal payment and $47,000 for the ESOP interest.  The ESOP Note is secured by the unallocated Company stock held by the Trust.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

ESOP shares are allocated to individual employee accounts as the loan obligation of the ESOP to the Company is reduced.  As of December 31, 2013, the ESOP held 442,736 shares of unallocated Company stock and 1,238,987 shares of allocated Company stock.  As of December 31, 2012, the ESOP held 553,420 shares of unallocated Company stock and 1,128,303 shares of allocated Company stock.  Compensation costs relating to shares released are based on the fair value of shares at the time they are committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  Dividends received on ESOP shares are allocated based on shares held for the benefit of each participant and used to purchase additional shares of stock for each participant.  The Company has not received any dividends since the inception of the plan.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for 2013 and 2012 was approximately $133,000 and $173,000, respectively.  For 2013 and 2012, the fair value of the shares was $0.84 and $1.15 per share, based on the average of the daily market closing share price.

ESOP distributions will be made in shares of Company stock, cash or a combination of Company stock and cash at the discretion of the Company.

ESOP shares as of December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012

Allocated shares	1,128,303	1,017,619
Shares committed for allocation	110,684	110,684
Unallocated shares	442,736	553,420
Total ESOP shares	1,681,723	1,681,723

The fair value of the unallocated shares at December 31, 2013 and 2012 was approximately $235,000 and $443,000, based on the closing share price of the Company’s common stock of $0.53 and $0.80, respectively.

NOTE 14 - STOCK OPTION PLAN

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

A summary of the status of the Plans as of December 31, 2013, and information with respect to the changes in options outstanding is as follows:

			Weighted -
	Options		Average	Aggregate
	Available	Options	Exercise	Intrinsic
	for Grant	Outstanding	Price	Value

January 1, 2013	455,495	544,505	$1.82
Granted	(260,000)	260,000	0.50
Exercised	-	-	-
Forfeited	-	-	-
December 31, 2013	195,495	804,505	$1.39	$-

Exercisable options at December 31, 2013		710,437	$1.29	$-

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The following table summarizes information about stock options outstanding as of December 31, 2013:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.50	260,000	2.90	$0.50	260,000	2.90	$0.50
$1.33 - 2.03	365,620	1.33	1.65	359,524	1.30	1.64
$2.06 - 4.34	178,885	7.35	2.16	90,913	7.29	2.16

Total	804,505	3.17	$1.39	710,437	2.65	$1.29

No awards were exercised during the years ended December 31, 2013 and 2012, respectively.  The total fair value of awards vested for the years ended December 31, 2013 and 2012 was $122,000 and $76,000, respectively.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period.  The fair value of options granted to directors during the year ended December 31, 2013, was $79,000 (no options were granted during the year ended December 31, 2012).  The fair values were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Expected term	1.50 years
Expected volatility	153.61%
Dividend yield	0%
Risk-free interest rate	0.215%

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

Employee stock-based compensation costs for the years ended December 31, 2013 and 2012, was $125,000 and $57,000, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.  As of December 31, 2013, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was $98,000 which is expected to be recognized over a weighted-average vesting period of 2.45 years.

The weighted-average fair value on the grant date of options granted to directors during the year ended December 31, 2013 was $0.30.  The Company did not grant any stock options during 2012.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its facilities and certain equipment under various operating leases which expire at various dates through fiscal 2020 and require us to pay a portion of the related operating expenses such as maintenance, property taxes, and insurance. Certain facilities contain renewal options for varying periods. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Certain facilities leases have free or escalating rent payment provisions.  Rent expense under such leases is recognized on a straight-line basis over the lease term.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The corporate headquarters and sales operations, including sales administration, software development, depot operation and the financial management were located in Foothill Ranch, California where the Company leased 7,500 square feet of office space which expired in July 2012.  In May 2012, the Company entered into a new office lease agreement for 10,325 square feet beginning in July 2012, the lease expires in July 2017.  The property is located in Irvine, California. The current monthly rental expense is approximately $13,000.

In addition, the Company leased 4,100 square feet in Shelton, Connecticut for its East coast sales and operations which expires in April 2015.  In September 2012, the Company notified the landlord of its early termination of the lease as of April 2013.  The Company also leases 6,800 square feet in Edison, New Jersey under a lease which expires in December 2014.  The current monthly rental expense is approximately $4,200.  In December 2013, the Company notified the landlord of its early termination of the lease as of March 2014.  The Company has a sales and administrative office located in Alpharetta, Georgia where it leases 5,100 square feet for general office purposes under a lease which expires in July 2018.  In addition, the Company has a lease for 4,800 square feet in Alpharetta, Georgia for its technology lab center which expired in April 2012.  During April, the lease was extended for an additional 3 years until April 2015, under the same terms and conditions. The current monthly rental expense for the sales and administrative office and the technology lab is approximately $13,000.

Effective upon the Closing Date of the purchase of Apex in June 2012, the Company assumed Apex’s lease of 7,800 square feet in Burlington, Ontario, Canada, which expires in March 2016. The current monthly rental expense is approximately CDN$10,000 per month.

Effective upon the Illume Mobile Closing Date, the Company assumed the Illume Mobile lease of 10,000 square feet in Tulsa, Oklahoma which expired in September 2013, with the same terms and conditions as the underlying lease.  In May 2013, the Company entered into a new office lease agreement for 6,358 square feet beginning in September 2013, the lease expires in August 2020.  The current monthly rental expense is approximately $6,000.

Certain of our lease agreements provide options to extend the lease for additional specified periods.

Rent expense for the years ended December 31, 2013 and 2012, was $674,000 and $549,000, respectively.

The aggregate remaining future minimum payments under these leases expiring after December 31, 2013, are as follows (in thousands):

Years ending December 31:	Amount

2014	$558
2015	529
2016	404
2017	304
2018	158
Thereafter	142

$2,095

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

The fair value of the earn out was calculated to be approximately CDN$1,076,000 (US$1,033,000 at the Closing Date).  At September 30, 2013, the calculated Earn-Out Payment due under the Purchase Agreement was CDN$341,000 (US$331,000).  Accordingly, there is CDN$341,000 (US$331,000) recorded as potential additional purchase consideration in the unaudited condensed consolidated financial statements.  The adjustment of CDN$735,000 (US$713,000) was recorded as a separate component of operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2013.  On October 31, 2013 the Sellers disputed the Company’s calculation of the Earn-Out Payment due and has stated the payment should be $1.6 million.  Per the terms of the agreement, both parties have agreed on an accounting expert to issue a report on the earn-out calculation. The accounting expert has not completed their analysis as of the date of this filing.  The current balance is reported at its estimated fair value.

The Company also entered into an employment agreement with Donald Dalicandro, the Former Chief Executive Officer of Apex, as a result of the Apex acquisition. Under the employment agreement, the Company further agreed Mr. Dalicandro would be appointed to the Company’s board of directors effective June 4, 2012, and would not be removed from the Company’s board of directors during the Earn-Out Period (as defined in the employment agreement) and the Bonus Period (as defined in the employment agreement) except by death, bankruptcy, incapacity or voluntary resignation. The agreement calls for annual bonus upon achieving certain results of operation at Apex for the 12 months ending July 31, 2013, 2014, and 2015.  Such bonuses are considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not his employment is retained.  The fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Closing Date).  At December 31, 2013 there is CDN$160,000 (US$149,000) recorded in accrued earn out consideration in the Company’s Consolidated Balance Sheets.

Apex Escrow Obligation - As part of the Apex Purchase Agreement, from the Closing Date up until the expiry of the bonus period, the Company is obligated to escrow 25% of any Equity Capital raised in excess of $500,000.  The funds in the escrow are to be used to pay the 2013 EBITDA Basic Earn-Out and the 2013 EBITDA Additional Earn-Out and the additional bonus consideration.  In December 2012, the Company raised $7,042,000 as part of the Series D Purchase Agreement.  In August 2013, the Company raised $1,756,000 as part of the Common Stock Purchase Agreement.  In November 2013, the Company raised $4,090,000 as part of the Series E Purchase Agreement. These funds have not been placed into escrow pending agreement between the Company and the sellers of Apex regarding the financial institution that will escrow the funds, the amount of funds that are to be placed in escrow and the escrow agreement itself.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

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

Under the Company’s bylaws, directors and officers have certain rights to indemnification by the Company against certain liabilities that may arise by reason of their status or service as directors or officers.  The Company maintains director and officer insurance, which covers certain liabilities arising from the obligation to indemnify directors and officers and former directors in certain circumstances.  No material indemnification liabilities were accrued at December 31, 2013.

The Company has employment agreements with two of our key executive officers as of December 31, 2013.  The agreements do not provide for any material, out of ordinary course of business provisions or benefits.

The Company had an employment agreement with its Former Chief Operating Officer. As of December 3, 2013, the employment of the Company’s Chief Operating Officer was terminated.  Pursuant to the Agreement, the officer was entitled to an annual bonus calculated pursuant to terms set forth in the Agreement. The agreement also contained a severance provision providing six months of salary.

The Company had an employment agreement with Donald Dalicandro, the former Chief Executive Officer of Apex, as a result of the Apex acquisition.  As of July 31, 2013, the Company and Mr. Dalicandro agreed to separation terms.  Per the separation agreement, it would provide for normal pro-rata salary payments twice monthly, including receiving various employee benefits, to cover the transition period August 1, 2013 through October 31, 2013 and the severance period, November 1, 2013 through April 30, 2014.  As part of the Apex Purchase Agreement, the Company is obligated to pay an additional bonus consideration to the CEO of Apex. Such bonus is considered additional contingent purchase consideration as we are obligated to pay the bonus regardless of whether or not his employment is retained (see further discussion above).

NOTE 16 - PROFIT SHARING PLAN

The Company maintains a 401(k) Profit Sharing Plan (“401k Plan”).  Employees who are 21 years of age and have performed 90 days of service are eligible to participate.  Each year, employees can make salary contributions of up to 25% of their salary.  The Company matches 100% of employee contributions up to 1% of eligible employee compensation.  Employer contributions to the 401k Plan were $220,000 and $263,000, for the years ended December 31, 2013 and 2012, respectively.

NOTE 17 - RELATED PARTIES

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

The Company had accounts payable to former CFO that accrued interest at 12% per annum until June 4, 2012, at which time the interest rate increased to 25% pursuant to the Consent and Waiver described in Note 10.  The payable was fully paid off in 2012.  The Company incurred interest expense to related parties totaling approximately $0 and $114,000, for the years ended December 31, 2013 and 2012, respectively.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2013 and 2012

The Company has a related party receivable of $188,000 from the seller of Apex in connection with the Working Capital requirement as defined in the Purchase Agreement and described in Note 5

Apex, a wholly owned subsidiary of the Company, leases premises from an entity controlled by a shareholder. Rent expense included in the consolidated financial statements was $130,000 and $84,000, for the years ended December 31, 2013 and 2012, respectively.

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

In December 2012, the Company sold 21,200 shares of its Series D Preferred Stock to certain related parties.  In August 2013, the Company sold 166,667 shares of common stock to certain related parties.  In November 2013, the Company sold 4,500 shares of its Series E Preferred Stock to certain related parties.  The shares were sold at the same price as additional shares sold to an independent third party.  On December 10, 2013, the Company issued 33,333 shares of common stock to certain related parties pursuant to dilution provisions for the August 2013 private placement as a result of the sales of Series E Preferred Stock.  Sales to certain related parties are as follows:

		Shares
		Series D Preferred Stock	Common Stock	Series E Preferred Stock

David Rifkin	Director	1,000	-	-
Lawrence Yelin	Director	2,200	-	-
Jay Sheehy	Director	1,000	-	-
Robert Schroeder	Director	4,000	-	2,000
Nicholas R. Toms	CEO, Chairman of the Board	10,000	200,000	2,500
Paul E. Ross	Former Interim, CFO	2,000	-	-
Ralph S. Hubregsen	Former COO	1,000	-	-

		21,200	200,000	4,500