Form 10-Q
period 2014-03-31
DecisionPoint Systems, Inc.
filed 2014-05-12
CIK 1505611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

DECISIONPOINT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-54200	37-1644635
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

8697 Research Drive, Irvine CA, 92618-4204
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

The number of shares of common stock, par value $0.001 per share of DecisionPoint Systems, Inc. outstanding as of the close of business on May 2, 2014, was 12,729,563.

i

DECISIONPOINT SYSTEMS, INC.

ii

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash	$612	$641
Accounts receivable, net	9,581	10,504
Due from related party	182	188
Inventory, net	1,487	1,533
Deferred costs	3,984	3,809
Deferred tax assets	47	49
Prepaid expenses and other current assets	263	188
Total current assets	16,156	16,912

Property and equipment, net	141	136
Other assets, net	156	165
Deferred costs, net of current portion	1,682	1,807
Goodwill	8,315	8,395
Intangible assets, net	3,391	3,907
Total assets	$29,841	$31,322

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,285	$9,774
Accrued expenses and other current liabilities	3,095	2,976
Lines of credit	3,701	3,883
Current portion of debt	1,252	1,474
Due to related parties	166	77
Accrued earn out consideration	308	319
Warrant liability	552	803
Unearned revenue	7,614	7,481
Total current liabilities	25,973	26,787

Long term liabilities
Unearned revenue, net of current portion	2,337	2,481
Debt, net of current portion and discount	1,829	1,961
Accrued earn out consideration, net of current portion	144	149
Deferred tax liabilities	718	740
Other long term liabilities	73	77
Total liabilities	31,074	32,195

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Cumulative Convertible Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,514,155 and 1,514,155 shares issued and outstanding, including cumulative and imputed preferred dividends of $2,037 and $1,956, and with a liquidation preference of $14,813 and $14,731 at March 31, 2014
and December 31, 2013, respectively	12,276	12,193
Common stock, $0.001 par value, 100,000,000 shares authorized,
12,883,446 issued and 12,729,563 outstanding as of March 31, 2014,
and as of December 31, 2013	13	13
Additional paid-in capital	17,219	17,231
Treasury stock, 153,883 shares of common stock	(205)	(205)
Accumulated deficit	(29,918)	(29,475)
Unearned ESOP shares	(593)	(629)
Accumulated other comprehensive income	(25)	(1)
Total stockholders’ deficit	(1,233)	(873)
Total liabilities and stockholders' equity	$29,841	$31,322

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2013

Net sales	$16,709	$13,772

Cost of sales	13,135	10,948

Gross profit	3,574	2,824

Selling, general and administrative expense	3,717	5,033

Operating loss	(143)	(2,209)

Other expense:
Interest expense	207	226
Fair market value adjustment of warrant liability	(251)	-
Other income, net	(8)	(6)
Total other expense	(52)	220

Loss before income taxes	(91)	(2,429)

Provision (benefit) for income taxes	22	(327)

Net loss	(113)	(2,102)

Cumulative and imputed dividends on Series A and B preferred stock	(27)	(27)
Cash and imputed dividends on Series D and E preferred stock	(302)	(193)

Net loss attributable to common shareholders	$(442)	$(2,322)

Net loss per common share:
Basic and diluted	$(0.04)	$(0.27)

Weighted average common shares outstanding:
Basic and diluted	12,314,498	8,620,807

Comprehensive loss	$(138)	$(2,105)

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Three Months ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(113)	$(2,102)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	451	502
Amortization of deferred financing costs and note discount	65	54
Employee and Director stock-based compensation	10	5
Change in fair value of warrants	(251)	-
ESOP compensation expense	14	35
Allowance for doubtful accounts	(6)	21
Loss on disposal of property and equipment	-	4
Changes in operating assets and liabilities:
Accounts receivable	925	1,686
Inventory, net	46	(647)
Deferred costs	(51)	70
Prepaid expenses and other current assets	-	(259)
Other assets, net	(25)	-
Accounts payable	(486)	(1,056)
Accrued expenses and other current liabilities	(116)	763
Due to related parties	89	-
Unearned revenue	8	87
Net cash provided by (used in) operating activities	560	(837)

Cash flows from investing activities
Purchases of property and equipment	(19)	(9)
Net cash used in investing activities	(19)	(9)

Cash flows from financing activities
Repayments from lines of credit, net	(182)	(320)
Proceeds from bank term loan	-	1,000
Repayment of debt	(271)	(483)
Paid financing costs	(100)	(118)
Net cash (used in) provided by financing activities	(553)	79
Effect on cash of foreign currency translation	(17)	(1)
Net decrease in cash	(29)	(768)
Cash at beginning of period	641	1,103
Cash at end of period	$612	$335

Supplemental disclosures of cash flow information:
Interest paid	$269	$293
Income taxes paid	-	16

Supplemental disclosure of non-cash financing activities:
Accrued and imputed dividends on preferred stock	$329	$220

See accompanying notes to unaudited condensed consolidated financial statements

NOTE 1 - DESCRIPTION OF BUSINESS

Description of Business

DecisionPoint Systems, Inc., (“DecisionPoint”, the “Company”, “we”, or “us”) through its subsidiaries is an enterprise mobility systems integrator that sells and installs mobile computing and wireless systems that are used both within a company’s facilities in conjunction with wireless networks and in the field using carrier-based wireless networks.  These systems generally include mobile computers, mobile application software, and related data capture equipment including bar code scanners and radio frequency identification (“RFID”) readers.  The Company also provides professional services, proprietary and third party software and software customization as an integral part of its customized solutions for its customers.  The suite of software products utilizes late breaking technologies to empower the mobile worker in many areas including merchandising, sales and delivery; field service; logistics and transportation; and warehouse management.

NOTE 2 - BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company at the dates and for the periods indicated.  The interim results for the period ended March 31, 2014, are not necessarily indicative of results for the full 2014 fiscal year or any other future interim periods.

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

These unaudited condensed consolidated financial statements have been prepared by management and should be read in conjunction with the audited consolidated financial statements of DecisionPoint Systems, Inc. and notes thereto for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2014.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis in accordance with U.S. GAAP.  The going concern basis of presentation assumes that the Company will continue in operation for the next twelve months and will able to realize its assets and discharge its liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Company’s inability to continue as a going concern.  The Company’s history of losses, working capital deficit, capital deficit, minimal liquidity and other factors raises substantial doubt about the Company ability to continue as a going concern.  In order for the Company to continue operations beyond the next twelve months and be able to discharge its liabilities and commitments in the normal course of business, the Company must establish profitable operations through increased sales, successfully implement cost cutting measures, avoid further unforeseen expenses, potentially raise additional equity or debt capital, and successfully refinance its current debt obligations when they come due in February of 2015.  There can be no assurance that the Company will be able achieve sustainable profitable operations or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to management.

If the Company continues to incur operating losses and does not raise sufficient additional capital, material adverse events may occur including, but not limited to, 1) a reduction in the nature and scope of the Company’s operations, 2) the Company’s inability to fully implement its current business plan and 3) continued defaults under the Company’s various loan agreements.  A covenant default would give the relevant bank the right to demand immediate payment of all outstanding amounts which the Company would not be able to repay out of normal operations.  There can be no assurance that the Company will successfully improve its liquidity position.  The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments that might be required resulting from the adverse outcome relating to this uncertainty.

In the quarter ended March 31, 2014, the Company experienced an increase in revenue of $2.9 million, or 21.3% compared to the quarter ended March 31, 2013, and an increase in revenue of $2.1 million, or 14.2% compared to the previous sequential quarter ended December 31, 2013.    In addition, we have a substantial working capital deficit totaling $9.8 million at March 31, 2014.  Although a portion of this deficit is associated with deferred costs and unearned revenues and term debt that has been classified current due to expected future covenant violations (see Note 8 - Term Debt), the Company’s liabilities that are expected to be satisfied in the foreseeable future in cash far exceed the operating assets that are expected to be satisfied in cash.  As a result of historical operations, the availability under the Company’s credit line has contracted and the Company’s overall liquidity has been constrained.

To address liquidity constraints, the Company has reduced non-essential expenses.  Such expense reduction measures include, but are not limited to, consolidation of information technology environments, consolidation of our East Coast depot facility in to our larger California facility, the reduction of outsourced consulting expertise where unnecessary and the replacement of certain service providers with lower cost providers.  The Company has also consolidated administrative personnel and reduced staffing levels by 29% from April 2013 through February 2014, constituting annual savings of approximately $3 million.  These activities have reduced the expense structure of the Company’s business significantly.  The Company is focused on continuing to improve processes and reduce costs.  The Company has no plans to seek additional capital through the sale of our securities unless deemed necessary.  Should additional funding be needed, there is no assurance that such funding will be available on terms acceptable to us, or at all.  If the Company raises additional funds by selling additional shares of capital stock, or securities convertible into shares of our capital stock, the ownership interest of the Company’s existing common stock holders will be diluted.

During 2012, 2013 and the first quarter of 2014, all principal and interest payments on the Company’s term debt were made within payment terms. On August 22, 2013, the Company's loan agreement ("BDC Loan Agreement") with BDC, Inc. ("BDC") was amended and certain financial covenants were modified.  Pursuant to the amended loan agreement, the Company is required to maintain, for the duration of the investment, a term debt to equity ratio not exceeding 1.1:1 (measured annually); and an adjusted current ratio of 0.40:1 (measured annually) and revised annually 120 days after each year end.  We were in compliance with all of our BDC financial covenants as of December 31, 2013 and March 31, 2014.  We currently expect to continue to meet the requirements of our BDC financial covenants over the short and long term.  On August 16, 2013, the Company's credit agreement ("RBC Credit Agreement") with the Royal Bank of Canada ("RBC") was amended and certain financial covenants were modified.  Pursuant to the amended credit agreement and commencing with the fiscal year ending December 31, 2013, the Company is required to maintain a fixed coverage ratio, calculated on a consolidated basis of not less than 1.15:1 with a step-up to 1.25:1 as of March 31, 2014, tested on a rolling four quarter basis thereafter and a ratio of funded debt to EBITDA, calculated on an annual consolidated basis of not greater than 3.0:1, tested on a rolling four quarter basis thereafter. The Company was not in compliance with the reset covenants at December 31, 2013 or March 31, 2014.  Although management of the Company believes it is not likely that RBC will exercise their rights up to, and including, acceleration of the outstanding debt, there can be no assurance that RBC will not exercise their rights pursuant to the provisions of the debt obligation.  Accordingly, the Company has classified this debt obligation as current at March 31, 2014 (see Note 8 – Term Debt).

As of March 31, 2014, the outstanding balance on the line of credit with Silicon Valley Bank (“SVB”) is $3.7 million, down from $3.9 million at December 31, 2013, and the availability under the line of credit has decreased to $2.8 million (see Note 7 – Lines of Credit).  The Company relies on the lines of credit to fund daily operating activities maintaining very little cash on hand.  As of March 31, 2014, the Company was in compliance with the Tangible Net Worth financial covenant and had available a $0.5 million cushion over the requirement.  The Company currently believes that at the time of this filing it is compliant with the terms and provisions of its SVB lending agreement.  Should the Company continue to incur losses in a manner consistent with its recent historical financial performance, the Company will violate this covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies during the three months ended March 31, 2014.  See Note 2 of the Company's consolidated financial statements included in the Company's 2013 Annual Report on Form 10-K filed with the SEC on March 31, 2014, for a comprehensive description of the Company's significant accounting policies.

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

The Company enters into revenue arrangements that contain multiple deliverables.  Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. In an arrangement with multiple deliverables, the delivered item or items shall be considered a separate unit of accounting if both of the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis; (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item or items is considered probable and substantially in the control of the vendor.  A delivered item or items that do not qualify as a separate unit of accounting within the arrangement shall be combined with the other applicable undelivered item(s) within the arrangement and the allocation of arrangement consideration and the recognition of revenue then shall be determined for those combined deliverables as a single unit of accounting.While changes in the allocation of the arrangement consideration between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect the Company’s results of operations. When the Company enters into an arrangement that includes multiple elements, we allocate revenue base on their relative selling prices.  We use the a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor specific objective evidence of fair value (“VSOE”), (ii) third party evidence of selling prices (“TPE”) and (iii) best estimate of selling price (“ESP”) as a proxy for VSOE.  When both VSOE and TPE are unavailable, we use ESP.  We determine ESP by considering all relevant factors in establishing the price, which is demonstrated in a gross margin model used.

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

Concentration of Risk – Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and accounts payable.  Beginning January 1, 2013, all of our cash balances were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor at each financial institution.  This coverage is available at all FDIC member institutions.  The Company uses Silicon Valley Bank, which is an FDIC insured institution.  Based on these facts, collectability of bank balances appears to be adequate.

Historically, a relatively small number of customers have accounted for a significant portion of the Company’s revenue.  The Company had one customer who represented greater than 10% of its revenue with 11% of its total for the three months ended March 31, 2014 and 2013.  The Company had three customers who represented 25% and 23% of its revenue for the three months ended March 31, 2014 and 2013, respectively. The Company’s accounts receivable was concentrated with one customer at March 31, 2014, representing 16% of gross accounts receivable and with one customer at March 31, 2013, representing 11% of gross accounts receivable.  Customer mix can shift significantly from year to year, but a concentration of the business with a few large customers is typical in any given year.  A decline in revenues could occur if a customer which has been a significant factor in one financial reporting period gives significantly less business in the following period. The loss of a significant customer could have a material adverse impact on the Company.

The Company has four primary vendors for the three months ended March 31, 2014, one of which is not the same when compared to the similar period in 2013.  For the three months ended March 31, 2014, the Company had purchases from four vendors that collectively represented 59% of total purchases and 65% of the total outstanding accounts payable at March 31, 2014.  For the three months ended March 31, 2013, the Company had purchases from four vendors that collectively represented 55% of total purchases and 68% of the total outstanding accounts payable at March 31, 2013.  The same single vendor represented 28% and 21% of the total purchases for the three months ended March 31, 2014 and 2013, respectively.  Loss of this certain vendor could have a material adverse effect on our operations.

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

Fair Value Measurement - Fair value is the price that would be received from selling an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides a hierarchy for inputs used in measuring fair value that prioritize the use of observable inputs over the use of unobservable inputs, when such observable inputs are available. The three levels of inputs that may be used to measure fair value are as follows:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.

●	Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-driven valuations in which all significant inputs are observable or can be derived principally from, or corroborated with, observable market data.

●	Level 3 - Fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including assumptions and judgments made by the Company.

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

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company measures certain liabilities at fair value on a recurring basis such as our contingent consideration related to business combinations and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred.  There have been no transfers between Level 1, 2 or 3 assets or liabilities during the three months ended March 31, 2014.

The Company has classified its contingent consideration related to the acquisitions as a Level 3 liability (see Note 5 – Business Combinations). Revenue and other assumptions used in the calculation require significant management judgment.  The Company reassesses the fair value of the contingent consideration liabilities on a quarterly basis.  Based on that assessment, the Company recognized an adjustment of $0 to the actual calculation of the earn-out obligations during the three months ended March 31, 2014 and 2013.

The Company has classified certain warrants related to the August 2013 issuance and sale of Common Stock in a private offering as a Level 3 Liability.  Assumptions used in the calculation require significant judgment.  The Company reassesses the fair value of the warrant liabilities on a quarterly basis.  Based on that assessment, the Company recognized a $251,000 reduction to the fair value of the warrant liability during the three months ended March 31, 2014.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in thousands):

		Quoted prices in	Significant other	Significant other
		active markets	observable inputs	unobservable inputs
	Total	Level 1	Level 2	Level 3

Liabilities
Contingent consideration liability
recorded for business combinations	$452	$-	$-	$452

Fair value of warrants issued in connection
with share purchase agreement	552	-	-	552

Balance at March 31, 2014	$1,004	$-	$-	$1,004

		Quoted prices in	Significant other	Significant other
		active markets	observable inputs	unobservable inputs
	Total	Level 1	Level 2	Level 3

Liabilities
Contingent consideration liability
recorded for business combinations	$468	$-	$-	$468

Fair value of warrants issued in connection
with share purchase agreement	803	-	-	803

Balance at December 31, 2013	$1,271	$-	$-	$1,271

The following table summarizes changes to the fair value of the contingent consideration and derivative warrants, which are Level 3 liabilities (in thousands):

	Level 3
	Contingent	Derivative
	consideration	warrants

Balance at December 31, 2013	$468	$803
Adjustments to fair value of warrants (reflected in other income)	-	(251)
Effect of currency translation	(16)	-
Balance at March 31, 2014	$452	$552

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long lived assets resulting from business combinations are measured at fair value using income and market comparable valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the three months ended March 31, 2014.

NOTE 3 – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The weighted-average basic and diluted shares for each of the three months ended March 31, 2014 and 2013, exclude approximately 0.4 million and 0.6 million, respectively, of ESOP shares that have not been committed to be released.

For periods presented in which there is a net loss, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.  All potentially dilutive securities are anti-dilutive due to the net loss incurred by the Company in the periods presented.

Potential dilutive securities consist of (in thousands):

	Three Months Ended March 31,
	2014	2013

Convertible preferred stock - Series A	270	270
Convertible preferred stock - Series B	131	131
Convertible preferred stock - Series D	9,918	7,042
Convertible preferred stock - Series E	8,180	-
Warrants to purchase common stock	3,555	981
Options to purchase common stock	592	544

Total potentially dilutive securities	22,646	8,968

NOTE 4 – WARRANT LIABILITY

The Company has determined that certain warrants the Company has issued contain provisions that protect the holders from future issuances of the Company’s Common Stock at prices below such warrants’ then in effect respective exercise prices (see Note 9).  These provisions could result in modification of the warrants then in effect exercise price.  The Company evaluated the guidance ASC 480-10 Distinguishing Liabilities from Equity and ASC 815-40 Contracts in an Entity’s Own Equity.  Pursuant to this guidance, the Company’s management concluded that these instruments do not meet the criteria for classification as equity treatment and must be recorded as a liability as a result of the terms in the warrants that provide for price protection in the event of a future issuance.  The Company recognized these warrants as liabilities at their fair value and re-measures them at fair value on each reporting date. ASC 820 Fair Value Measurement provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition (see Note 2).

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

The Company revalues the warrants as of the end of each reporting period. The estimated fair value of the outstanding warrant liabilities was approximately $552,000 and $803,000, as of March 31, 2014 and December 31, 2013, respectively.  The decrease in fair value of the warrant liabilities for the three months ended March 31, 2014 was $251,000 and is included in other income in the Company’sconsolidated statement of operations.

The warrant liabilities were valued at the closing dates of the Purchase Agreement (see Note 9 (c)) and the end of each reporting period using a Monte Carlo valuation model with the following assumptions:

	Placement Agent Warrants		Investor Warrants
Warrants	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013

Closing price per share of common stock	$0.41	$0.53	$0.41	$0.53
Exercise price per share (range)	0.50	0.50	0.50	0.50
Expected volatility	122.3%	123.5%	119.8%-122.3%	123.5%
Risk-free interest rate	1.5%	1.6%	1.5%	1.6%
Dividend yield	-	-	-	-
Remaining expected term of underlying securities (years)	4.4	4.6	4.3	4.6

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

Pursuant to the Asset Purchase Agreement, the Company could have been required to make an additional payment (“Earn-Out Payment”) to the seller of up to $500,000 of which 50% would be payable in cash, and 50% would be paid in shares of the common stock of the Company.  The value of the shares would be based on the closing price of the Company’s common stock on the one year anniversary of the Illume Closing Date.  The Earn-Out Payment, if any, would have been payable within 30 days of the one year anniversary of the Illume Closing Date, July 31, 2013.  The fair value of the Earn-Out Payment was calculated to be approximately $107,000 at the Illume Closing Date.  At September 30, 2013, the calculated Earn-Out Payment due under the Asset Purchase Agreement was determined to be zero.  The adjustment was recorded as a separate component of operating expenses in the unaudited condensed consolidated statement of operations and comprehensive loss as of September 30, 2013.  At March 31, 2014 there is $0 accrued for the Earn-Out Payment included in accrued earn out consideration in the unaudited condensed consolidated financial statements.

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

In consideration for the shares of Apex, the Company paid CDN$5,000,000 (US$4,801,000 at the Closing Date) (“Closing Amount”) in cash.  The Company may be required to pay up to an undiscounted amount of CDN$3,500,000 (US$3,360,700 at the Closing Date) in consideration for Apex achieving certain levels of adjusted earnings before interest, depreciation, taxes and amortization (“EBITDA”), as defined by the Purchase Agreement, in the period ended July 2013.  The fair value of the earn-out (“Apex Earn-Out Payment”) was calculated to be approximately CDN$1,076,000 (US$1,033,000 at the Closing Date).  At September 30, 2013, the calculated Apex Earn-Out Payment due under the Purchase Agreement was CDN$341,000 (US$331,000).  The seller has disputed the Company’s calculation (see Note 12).  The adjustment of CDN$735,000 (US$713,000) was recorded as a separate component of operating expenses in the unaudited condensed consolidated statement of operations and comprehensive loss as of September 30, 2013.  As of March 31, 2014, there is CDN$341,000 (US$308,000) recorded as potential additional purchase consideration in the unaudited condensed consolidated financial statements.

As part of the Purchase Agreement, the Company is obligated to pay bonus consideration to the CEO of Apex. Such bonus is considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not the CEO’s employment is retained.  The fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Closing Date).  At March 31, 2014 there is CDN$160,000 (US$144,000) recorded in accrued earn out consideration in the Company’s unaudited condensed consolidated balance sheets.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The following summarizes the transactions effecting goodwill through March 31, 2014 (in thousands):

Balance at December 31, 2013	$8,395

Effect of currency translation on Apex	(80)
Balance at March 31, 2014	$8,315

As of March 31, 2014 and December 31, 2013, the Company’s intangible assets and accumulated amortization consist of the following (in thousands):

	March 31, 2014			December 31, 2013
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer relationships	$3,214	$(1,759)	$1,455	$3,264	$(1,654)	$1,610
Contractor and resume databases	675	(439)	236	675	(405)	270
Tradename	849	(410)	439	862	(364)	498
Internal use software	2,721	(1,474)	1,247	2,802	(1,299)	1,503
Covenant not to compete	104	(90)	14	104	(78)	26

	$7,563	$(4,172)	$3,391	$7,707	$(3,800)	$3,907

The effect of foreign currency translation on the goodwill and intangible assets for the three months ended March 31, 2014 is approximately ($80,000)  and ($84,000).

NOTE 7 – LINES OF CREDIT

SVB Line of Credit - The Company has a $10.0 million revolving line of credit with Silicon Valley Bank (“SVB”) which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement (“SVB Loan Agreement”).  Under the SVB Loan Agreement as amended, SVB has also provided the Company with term loans as discussed at Note 8.  The SVB Loan Agreement is secured by substantially all the assets of the Company and matures in February 2015.  As of March 31, 2014 and December 31, 2013, the outstanding balance on the line of credit wass approximately $3.7 and $3.9 million, respectively, and the interest rate was 7.0%. The line of credit is due February 2015. The line of credit has a certain financial covenant and other non-financial covenants.   The minimum Tangible Net Worth requirement of a $8.7 million deficit is to be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation).   As of March 31, 2014 and December 31, 2013, the Company was in compliance with the tangible Net Worth financial covenant and had available a $0.5 million and $0.8 million cushion over the requirement, respectively. The Company believes that at the time of this filing it is compliant with the terms and provisions of its SVB lending agreement. Should the Company continue to incur losses in a manner consistent with its recent historical financial performance, the Company will violate this covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

Availability under the line of credit was approximately $2.8 million as of March 31, 2014.  The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the Loan Agreement.  No letters of credit were outstanding as of March 31, 2014 or December 31, 2013.

RBC Line of Credit - The Company is party to a credit agreement, dated June 4, 2012 (the “RBC Credit Agreement”) with Royal Bank of Canada (“RBC”).  Under the RBC Credit Agreement, the revolving demand facility allows for borrowings up to CDN$200,000 based upon eligible accounts receivable.  Interest is based on the Royal Bank Prime (“RBP”) plus 1.5% and is payable on demand.  As of March 31, 2014 and December 31, 2013, the outstanding balance on the line of credit was $0 and the interest rate is 4.5%.  The RBC Credit Agreement is secured by the assets of Apex.  The revolving demand facility has certain financial covenants and other non-financial covenants. The covenants were reset by RBC on August 16, 2013.  The Company was not in compliance with the reset covenants at March 31, 2014 and December 31, 2013.  See further discussion regarding this condition at Note 8.

For the three months ended March 31, 2014 and 2013, the Company’s interest expense for the lines of credit, including amortization of deferred financing costs, was approximately $97,000 and $73,000, respectively.

RBC and SVB are party to a subordination agreement, pursuant to which RBC agreed to subordinate any security interest in assets of the Company granted in connection with the RBC Credit Agreement to SVB’s security interest in assets of the Company.

Under the RBC Credit Agreement, the lender provided Apex with a term loan as discussed at Note 8.

NOTE 8 – TERM DEBT

Term debt as of March 31, 2014, consists of the following (in thousands):

	Balance December 31, 2013	Additions	Payments	Amortization of Note Discount	Effect of Currency Translation	Balance March 31, 2014
RBC term loan	$1,169	$-	$(187)	$-	$(40)	$942

BDC term loan	1,589	-	-	-	(52)	1,537

SVB term loan-2	722	-	(83)	-	-	639

Total note discounts	(45)	-	-	8	-	(37)

Total debt	$3,435	$-	$(270)	$8	$(92)	$3,081

less current portion						(1,064)
less RBC debt long term classified as current						(188)

Debt, net of current portion						$1,829

The Company’s debt is recorded at par value adjusted for any unamortized discounts.  Discounts and costs directly related to the issuance of debt are capitalized and amortized over the life of the debt using the effective interest rate method and is recorded in interest expense in the accompanying unaudited condensed consolidated statements of operations.  Unamortized deferred financing costs of approximately $40,000 and $48,000 are included in other assets in the accompanying unaudited consolidated balance sheets as of March 31, 2014 and December 31, 2013, respectively.

RBC Term Loan -- On June 4, 2012, Apex entered into the RBC Credit Agreement with RBC described in Note 7, pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000, including a term facility (“RBC Term Loan”) in the amount of CDN $2,500,000 (US$2,401,000 at the Closing Date). The RBC Term Loan accrues interest at RBP plus 4% (7% at March 31, 2014). Principal and interest is payable over a three year period at a fixed principal amount of CDN $70,000 a month beginning in July 2012 and continuing through June 2015.  Apex paid approximately $120,000 in financing costs, which has been recorded as deferred financing costs or note discount in the accompanying unaudited consolidated balance sheet as of March 31, 2014 and December 31, 2013, and is being amortized to interest expense over the term of the loan.

In addition, the RBC Term Loan calls for mandatory repayments based on 20% of Apex’s free cash flow as defined in the RBC Credit Agreement, before discretionary bonuses based on the annual year end audited financial statements of Apex, beginning with the fiscal year ended December 31, 2012, and payable within 30 days of the delivery of the annual audited financial statements, and continuing every six months through December 31, 2014.  This amount is estimated to be $0 at March 31, 2014 and December 31, 2013.

The RBC Term Loan has certain financial covenants and other non-financial covenants.   On August 16, 2013 the RBC Credit Agreement was amended and certain financial covenants were modified.  Pursuant to the amended credit agreement and commencing with the fiscal year ending December 31, 2013, the Company is required to maintain a fixed coverage ratio, calculated on a consolidated basis of not less than 1.15:1 with a step-up to 1.25:1 as of March 31, 2014, tested on a rolling four quarter basis thereafter and a ratio of funded debt to EBITDA, calculated on an annual consolidated basis of not greater than 3.0:1, tested on a rolling four quarter basis thereafter.  As part of the revised financial covenants, covenant testing was waived by RBC for September 30, 2013.  The Company was not in compliance with the reset covenants at March 31, 2014 and December 31, 2013.  Although the Company believes it is not likely that RBC will exercise their rights up to, and including, acceleration of the outstanding debt, there can be no assurance that RBC will not exercise their rights pursuant to the provisions of the debt obligation.  Accordingly, the Company has classified the term debt obligation as current at March 31, 2014 and December 31, 2013.

BDC Term Loan -- On June 4, 2012, Apex also entered into the BDC Loan Agreement as described in Note 5, pursuant to which BDC made available to Apex a term credit facility (“BDC Term Loan”) in the aggregate amount of CDN $1,700,000 (USD $1,632,000 at the Closing Date). The BDC Term Loan accrues interest at the rate of 12% per annum, and matures on June 23, 2016, with an available one year extension for a fee of 2%, payable at the time of extension. In addition to the interest payable, consecutive quarterly payments of CDN$20,000 as additional interest are due beginning on June 23, 2012, and subject to compliance with bank covenants, Apex will make a mandatory annual principal payment in the form of a cash flow sweep which will be equal to 50% of the Excess Available Funds (as defined by the BDC Loan Agreement) before discretionary bonuses based on the annual year end audited financial statements of Apex. The maximum annual cash flow sweep in any year will be CDN$425,000.  As of March 31, 2014, the Company estimates that the cash sweep will be approximately $0.  Such payments will be applied to reduce the outstanding principal payment due on the maturity date. In the event that Apex’s annual audited financial statements are not received within 120 days of its fiscal year end, the full CDN$425,000 becomes due and payable on the next payment date. Apex paid approximately $70,000 in financing costs which $35,000 has been recorded as deferred financing costs and $35,000 recorded as a note discount in the accompanying consolidated balance sheet as of March 31, 2014, and is being amortized to interest expense over the term of the loan.  As of March 31, 2014, there was approximately $19,000 in unamortized deferred financing costs and $19,000 in unamortized note discount.

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

SVB Term Loan - On December 31, 2010, pursuant to an Assumption and Amendment to Loan and Security Agreement ("Amended SVB Loan Agreement"), the Company borrowed $3.0 million from Silicon Valley Bank (“SVB”). The SVB Term Loan was due in 36 equal monthly installments of principal plus interest beginning on February 1, 2011. The SVB Term Loan is secured by substantially all of the assets of the Company except for the assets of Apex.  On May 20, 2011, pursuant to a Consent and Amendment to Loan and Security Agreement (“Amendment”), the maturity date was amended to April 30, 2012, with the remaining principal due on that date to be paid as a balloon payment.  On September 27, 2011, the agreement was amended and certain covenants were replaced or modified resulting in the Company being in full compliance at September 30, 2011. The principal amount outstanding under the Term Loan accrues interest at a fixed rate equal to 9% per annum. In addition, a final payment equal to 2% of the aggregate amount of the Term Loan is due on the earlier of the maturity date or the date the Term Loan is prepaid. This final payment of $60,000 has been recorded as a discount to the SVB Term Loan, which was amortized to interest expense through December 2013, using the effective interest method.

The Amended SVB Loan Agreement includes various customary covenants, limitations and events of default. Financial covenants, among others, include liquidity and fixed charge coverage ratios, minimum tangible net worth requirements and limitations on indebtedness.   As of March 31, 2014, the Company was in compliance with the tangible Net Worth financial covenant and had available a $0.5 million cushion over the requirement.  The Company currently believes that at the time of this filing it is compliant with the terms and provisions of its SVB lending agreement and expects to continue to meet the requirements of our SVB financial covenants over the short and long term (unaudited).  Should the Company continue to incur losses in a manner consistent with its recent historical financial performance, the Company will violate this covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

On February 27, 2013, the Company amended the Loan and Security Agreement which provided an additional term loan (the “SVB Term Loan 2”) of $1,000,000. The new term loan is due in 36 monthly installments of principal plus accrued interest beginning on April 1, 2013. The additional term loan accrues interest at 7.5% per annum.

For the three months ended March 31, 2014 and 2013, the Company’s interest expense on the term debt, including amortization of deferred financing costs, was approximately $109,000 and $153,000, respectively.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue two classes of stock designated as common stock and preferred stock.  As of March 31, 2014, the Company is authorized to issue 110,000,000 total shares of stock.  Of that amount, 100,000,000 shares are common stock, each having a par value of $0.001.  The remaining 10,000,000 shares are preferred stock, each having a par value of $0.001, of which 500,000 shares are designated as Series A Preferred Stock, of which 269,608 are issued and outstanding, 500,000 shares are designated as Series B Preferred Stock, of which 131,347 are issued and outstanding, 4,000,000 shares are designated as Series D Preferred Stock, of which 704,200 shares are issued and outstanding, and 2,000,000 are designated as Series E Preferred Stock, of which 409,000 shares are issued and outstanding.

(a) Cumulative Convertible Preferred Stock

A summary of preferred stock outstanding as of March 31, 2014 is as follows (in thousands, except share data):

Description

Series A Preferred, $0.001 par value per share, 500,000 shares designated,
269,608 shares issued and outstanding, liquidation preference of $975
plus cumulative dividends of $383	$1,358
Series B Preferred, $0.001 par value per share, 500,000 shares designated,
131,347 shares issued and outstanding, liquidation preference of $380
plus cumulative dividends of $100	480
Series D Preferred, $0.001 par value per share, 4,000,000 shares designated,
704,200 shares issued and outstanding (net of $1,374 in issuance costs), liquidation preference of $7,042 plus accrued PIK dividends of $213; cumulative
imputed dividends and beneficial conversion feature of $1,528	7,196
Series E Preferred, $0.001 par value per share, 2,000,000 shares designated,
409,000 shares issued and outstanding (net of $875 in issuance costs), liquidation preference of $4,090 plus acrued PIK dividends of $76; cumulative
imputed dividends of $27	3,242

Total convertible preferred stock	$12,276

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

Series D Preferred Stock

On December 20, 2012, we filed a Certificate of Designation of Series D Preferred Shares (the “Series D Certificate of Designation”) with the Secretary of State of Delaware.  Pursuant to the Series D Certificate of Designation, we designated 4,000,000 shares of our preferred stock as Series D Preferred Stock.  The Series D Preferred Stock has a Stated Value of $10.00 per share, votes on an as-converted basis with the common stock, and is convertible, at the option of the holder, into such number of shares of our common stock equal to the number of shares of Series D Preferred Stock to be converted, multiplied by the Stated Value, divided by the Conversion Price in effect at the time of the conversion.  The initial Conversion Price is $1.00, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions.  As a result of the private placement closed on August 15, 2013 and August 21, 2013, the Conversion Price of the Series D Preferred Stock was reduced to $0.90.  As a result of the private placement closed on November 12, 2013 and November 22, 2013, the Conversion Price of the Series D Preferred Stock was reduced to $0.71.  As a result of the reduction in conversion price, the Company recorded a contingent beneficial conversion feature of $1.3 million.  The Series D Preferred Stock entitles the holder to cumulative dividends, payable quarterly, at an annual rate of (i) 8% of the Stated Value during the three year period commencing on the date of issue, and (ii) 12% of the Stated Value commencing three years after the date of issue.  We may, at our option, pay dividends in PIK Shares, in which event the applicable dividend rate will be 12% and the number of such PIK Shares issuable as a dividend will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of the Company’s common stock for the five prior consecutive trading days.  On January 1, 2014, the Board of Directors declared a PIK dividend payable in the form of 26,157 shares of Series D Preferred Stock.  The dividends were payable to holders of record as of December 31, 2013 for accrued dividends for the period of October 1, 2013 to December 31, 2013.  As those shares were not issued until April 2014, they have not been included in the Series D Preferred Stock balance at March 31, 2014 and December 31, 2013.  As such, the Company recorded a dividend payable in Current Liabilities in the in the Condensed Consolidated Balance Sheet at December 31, 2013 and March 31, 2014 at an estimated fair value of $213,000.  Additionally, on December 31, 2013, cash dividends of $351 were accrued for fractional share dividends not paid-in-kind. On April 25, 2014, the Company paid a cash dividend of $144,000 on the Series D Preferred Stock for the period from January 1, 2014 to March 31, 2014.

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

The Series D Preferred Stock also contains registration rights which compel the Company to file a registration statement with the SEC within 60 days of the final closing date (December 31, 2012), and requires the registration statement to become effective within 90 days thereafter.  The initial registration statement was filed on February 12, 2013.  If the registration statement is not declared effective by May 12, 2013, a partial liquidated damage equal to 0.1% of the purchase price paid by each investor shall be payable on each monthly anniversary until the registration statement becomes effective.  In no event shall the partial liquidated damage exceed 0.6% of the purchase price paid by each investor.  On July 30, 2013, the registration statement was declared effective by the SEC.  On October 15, 2013, the Company paid liquidated damages of $18,000.

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

Series E Preferred Stock

In November 2013, the Company issued 409,000 shares of Series E Preferred for cash consideration totaling $4,090,000. In conjunction with the issuance, the Company incurred issuance costs totaling $875,000, consisting of placement fees of $327,000, legal and other expenses of $270,000, and issued 818,000 warrants to purchase shares of common stock with an exercise price of $0.55 per share to the placement agent with an estimated fair value of $278,000 determined using the Black Scholes option valuation pricing model. The fair value calculation was prepared using the following assumptions: Stock price: $0.47; expected term: 2.5 years; risk free rate of interest of 0.44%; volatility of 143%; and dividend yield of $0.

On November 12, 2013, the Company filed a Certificate of Designation of Series E Preferred Stock (the “Series E Certificate of Designation”) with the Secretary of State of Delaware. Pursuant to the Series E Certificate of Designation, we designated 2,000,000 shares of the Company’s preferred stock as Series E Preferred Stock. The Series E Preferred Stock has a Stated Value of $10.00 per share, does not have voting rights, and is convertible, at the option of the holder, into such number of shares of common stock equal to the number of shares of Series E Preferred Stock to be converted, multiplied by the Stated Value, divided by the Conversion Price in effect at the time of the conversion.  The initial Conversion Price is $0.50, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions.

The Series E Preferred Stock entitles the holder to cumulative dividends (subject to the prior dividend rights of the Company’s Series D Preferred Stock), payable quarterly, at an annual rate of (i) 10% of the Stated Value during the three year period commencing on the date of issue, and (ii) 14% of the Stated Value commencing three years after the date of issue. We may, at our option (subject to certain conditions), pay dividends in PIK shares, in which event the applicable dividend rate will be 14% and the number of shares issuable as a dividend will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of our common stock for the five prior consecutive trading days.  On January 1, 2014, the Board of Directors declared a PIK dividend payable in the form of 7,533 shares of Series E Preferred Stock.  The dividends were payable to holders of record as of December 31, 2013 for accrued dividends for the period of October 1, 2013 to December 31, 2013.  As those shares were not issued until April 2014, they have not been included in the Series E Preferred Stock balance at March 31, 2014 and December 31, 2013.  As such, the Company recorded a dividend payable in Current Liabilities in the in the Condensed Consolidated Balance Sheet at December 31, 2013 and March 31, 2014 at an estimated fair value of $75,000.  Additionally, on December 31, 2013, cash dividends of $561 were accrued for fractional share dividends not paid-in-kind.  On April 25, 2014, the Company paid a cash dividend of $103,000 on the Series E Preferred Stock for the period from January 1, 2014 to March 31, 2014.

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

The Series E Preferred Stock also contains registration rights which compel the Company to file a registration statement with the SEC within 60 days of the final closing date (November 22, 2013), and requires the registration statement to become effective within 90 days thereafter.  The initial registration statement was filed on January 10, 2014.  If the registration statement is not declared effective by January 21, 2014, a partial liquidated damage equal to 0.1% of the purchase price paid by each investor shall be payable on each monthly anniversary until the registration statement becomes effective.  In no event shall the partial liquidated damage exceed 0.6% of the purchase price paid by each investor.  On January 22, 2014, the registration statement was declared effective by the SEC.

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

(b) Common Stock

For the three months ended March 31, 2014

There were no common stock issuances for the three months ended March 31, 2014.

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

Pursuant to the Purchase Agreement, we agreed to, within 30 days of August 21, 2013, file a registration statement (the “Common Stock Registration Statement”) with the SEC covering the re-sale of the Common Shares and the shares of common stock underlying the Investor Warrants.  We also agreed to use its best efforts to have the Common Stock Registration Statement become effective as soon as possible after filing (and in any event within 120 days of the filing of such Common Stock Registration Statement).  If the Common Stock Registration Statement is not declared effective within the requisite period of time, a partial liquidated damage equal to 0.2% of the purchase price paid by each investor shall be payable on each monthly anniversary until it becomes effective.  In no event shall the partial liquidated damage exceed 10% of the purchase price paid by each investor.  On October 4, 2013, the Common Stock Registration Statement was declared effective by the SEC.

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

(c) Warrants

For the three months ended March 31, 2014

There were no warrant issuances for the three months ended March 31, 2014.

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

As of August 15, 2013 and August 21, 2013, the dates of issuance, we recorded the warrant liability at $1,099,000.  At December 31, 2013, the warrants were re-valued with a fair value of $803,000.  At March 31, 2014, the warrants were revalued with a fair value of $552,000 with the difference of $251,000 recorded in the Company’s Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.

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

The following table summarizes information about the Company’s outstanding common stock warrants as of March 31, 2014:

				Total		Weighted
				Warrants	Total	Average
	Date		Strike	Outstanding	Exercise	Exercise
	Issued	Expiration	Price	and Exercisable	Price	Price

Senior Subordinated Notes	Dec-09	Dec-14	$3.62	138,260	$500,000
Senior Subordinated Notes	Dec-09	Dec-14	4.34	138,260	600,000
Placement Agent Preferred Stock - Class D	Dec-12	Dec-17	1.10	704,200	774,620
Common Stock Investor Warrants *	Aug-13	Aug-18	0.50	1,463,667	731,834
Placement Agent Warrants - Common Stock *	Aug-13	Aug-18	0.50	292,733	146,367
Placement Agent Preferred Stock - Class E	Nov-13	Nov-18	0.55	818,000	449,900

				3,555,120	$3,202,720	$ 0.90
* warrants classified as liabilities

NOTE 10 – ESOP

The Company has an Employee Stock Ownership Plan (the “ESOP”) which covers all non-union employees.  The Company’s contribution expense for the three months ended March 31, 2014, was $45,000 representing approximately $36,000 for the ESOP principal payment and $9,000 for the ESOP interest.  ESOP shares are allocated to individual employee accounts as the loan obligation of the ESOP to the Company is reduced.  These amounts were previously calculated on an annual basis by an outside, independent financial advisor.   Compensation costs relating to shares released are based on the fair value of shares at the time they are committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for the three months ended March 31, 2014 was approximately $14,000.  The fair value of the shares was $0.50 per share, based on the average of the daily market closing share price.

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

A summary of the status of the Plans as of March 31, 2014, and information with respect to the changes in options outstanding is as follows:

			Weighted -
	Options		Average	Aggregate
	Available	Options	Exercise	Intrinsic
	for Grant	Outstanding	Price	Value

December 31, 2013	195,495	804,505	$1.39	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	212,420	(212,420)	1.46	-
March 31, 2014	407,915	592,085	$1.37	$-

Exercisable options at March 31, 2014		499,710	$1.22	$-

The following table summarizes information about stock options outstanding as of March 31, 2014:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.50	260,000	2.65	$0.50	260,000	2.65	$0.50
$1.33 - 2.03	153,200	2.76	1.90	147,104	2.76	$1.90
$2.06 - 4.34	178,885	7.10	2.16	92,606	7.00	2.16

Total	592,085	4.02	$1.37	499,710	3.49	$1.22

No awards were exercised during the three months ended March 31, 2014 and 2013, respectively.  The total fair value of awards vested for the three months ended March 31, 2014 and 2013 was $1,261.

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

Employee stock-based compensation costs for the three months ended March 31, 2014 and 2013 was $10,000, which is included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.  As of March 31, 2014, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was $88,000 which is expected to be recognized over a weighted-average vesting period of 2.21 years.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its facilities and certain equipment under various operating leases which expire at various dates through fiscal 2020 and require us to pay a portion of the related operating expenses such as maintenance, property taxes, and insurance.  There have been no material changes to our lease arrangements during the three months ended March 31, 2014.  Please refer to Note 15 to the audited consolidated financial statements for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014.

Rent expense for the three months ended March 31, 2014 and 2013, was $132,000 and $185,000, respectively.

Apex Earn Out Obligations - If EBITDA (as uniquely defined in the Purchase Agreement), of Apex for the twelve months ending July 31, 2013 (“2013 EBITDA”), is equal to or less than CDN$2,000,000, Apex shall pay an amount, to its former owners, equal to the product of the 2013 EBITDA multiplied by four less CDN$5,000,000 (“2013 EBITDA Basic Earn-Out Amount”), up to a maximum of CDN$3,000,000. An amount equal to 22.22% of the 2013 EBITDA Basic Earn-Out Amount shall be paid in cash and the balance shall be paid by Apex issuing a subordinated convertible note (the “Note”).

Under the terms of the Note, Apex will pay the principal sum due on the Note in eight quarterly payments (“Installment Dates”). Interest from and after August 1, 2013, shall be paid in arrears on the last day of each calendar quarter commencing on January 31, 2014.  The note terms assumes the 2013 Basic EBITDA Earn-Out Amount would be finalized by October 31, 2013.  As of April 30, 2014, the 2013 EBITA Basic Earn-Out Amount has not been finalized.  The interest rate shall be determined as follows:

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

The fair value of the earn-out was calculated to be approximately CDN$1,076,000 (US$1,033,000 at the Closing Date).  At September 30, 2013, the calculated earn-out payment due under the Purchase Agreement was reduced to CDN$341,000 (US$331,000).  The adjustment of CDN$735,000 (US$713,000) was recorded as a separate component of operating expenses in the Company’s Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2013.   On October 31, 2013 the Sellers disputed the Company’s calculation of the Earn-Out Payment due and has stated the payment should be $1.6 million.  Per the terms of the agreement, both parties have agreed on an accounting expert to issue a report on the earn-out calculation. The accounting expert has not completed their analysis as of the date of this filing.  The current balance is reported at its estimated fair value.  As of March 31, 2014, there is CDN$341,000 (US$308,000) recorded as potential additional purchase consideration in the unaudited condensed consolidated financial statements.

The Company entered into an employment agreement with Donald Dalicandro, the Former Chief Executive Officer of Apex, as a result of the Apex acquisition.  The agreement calls for annual bonus upon achieving certain results of operation at Apex for the 12 months ending July 31, 2013, 2014, and 2015.  Such bonuses are considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not his employment is retained.  The fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Closing Date).  At March 31, 2014, there is CDN$160,000 (US$144,000) recorded in accrued earn out consideration in the unaudited condensed consolidated financial statements.

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

Under the Company’s bylaws, directors and officers have certain rights to indemnification by the Company against certain liabilities that may arise by reason of their status or service as directors or officers.  The Company maintains director and officer insurance, which covers certain liabilities arising from the obligation to indemnify directors and officers and former directors in certain circumstances.  No material indemnification liabilities were accrued at March 31, 2014.

The Company has an employment agreement with one of our executive officers as of March 31, 2014.  The agreement does not provide for any material, out of ordinary course of business provisions or benefits.

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

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of the business of DecisionPoint Systems, Inc. (“DecisionPoint”, the “Company”, “we” or “us”).  Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q.

Forward Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations of such terms, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of forward-looking statements.  Such statements reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face and otherwise, and actual events may differ from the assumptions underlying the statements that have been made as a result of the risks we face and otherwise.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation, the risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 31, 2014 and the following:

●	Our ability to raise capital when needed and on acceptable terms and conditions;
●	Our ability to manage the growth of our business through internal growth and acquisitions;
●	The intensity of competition;
●	General economic conditions and,
●	Our ability to attract and retain management, and to integrate and maintain technical and management information systems.

All forward-looking statements made in connection with this Quarterly Report on Form 10-Q and attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.  Except as may be required under applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements whether as a result more information, future events or occurrences.

Non-GAAP Financial Measures

In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under SEC rules.  These rules require supplemental explanation and reconciliation, which is provided in this Quarterly Report on Form 10-Q as applicable.

DecisionPoint’s management uses the non-GAAP financial measure, “Adjusted Working Capital”; in their evaluation of business cash flow and financial condition. We consider this measure to reflect our ‘cash’ working capital position.  It is the equivalent of our U.S. GAAP working capital position, after removing the accrual effect of current deferred assets and liabilities.  We believe this non-GAAP financial measure provides us, and investors with a better understanding of the operating results and financial condition of our company.

Non-GAAP disclosures have limitations as analytical tools, should not be viewed as a substitute for measures of cash flow, operating earnings or financial condition determined in accordance with U.S. GAAP, and should not be considered in isolation from or as a substitute for analysis of our results as reported under U.S. GAAP, nor are they necessarily comparable to non-GAAP financial measures that may be presented by other companies.  Our supplemental presentation of Non-GAAP financial measures should not be construed as an inference that our future operating results or financial condition will be unaffected by any adjustments necessary to reconcile our Non-GAAP financial measures to measures determined in accordance with U.S. GAAP.

Overview

Business Overview

DecisionPoint enables its clients to “move decisions closer to the customer” by “empowering the mobile worker”.  We define mobile workers as those individuals who are on the front line in direct contact with customers.  These workers include field repair technicians, sales associates, couriers, public safety employees and millions of other workers that deliver goods and services throughout the country.  Whether they are blue or white collar, mobile workers have many characteristics in common.   Mobile workers need information, access to corporate resources, decision support tools and the ability to capture information and report it back to the organization.

DecisionPoint empowers these mobile workers through the implementation of various mobile technologies including specialized mobile business applications, wireless networks, mobile computers (for example, rugged, tablets, and smartphones) and a comprehensive suite of consulting, integration, deployment and support services.

At DecisionPoint, we deliver to our customers the ability to make better, faster and more accurate business decisions by implementing industry-specific, enterprise wireless and mobile computing systems for their front-line mobile workers, inside and outside of the traditional workplace.  It is these systems that provide the information necessary for businesses to improve hundreds of the individual decisions made each day.  Historically, critical information has remained locked away in the organization’s enterprise computing systems, accessible only when employees are at their desks.  Our solutions are designed to unlock this information and deliver it to employees when needed regardless of their location.  As a result, our customers are able to move their business decision points closer to their customers which we believe in turn improves customer service levels, reduces cost and accelerates business growth.

Mobile computing capabilities and usage continue to grow.  With choice comes complexity so helping our customers navigate the myriad of options is what we aim to do best.  The right choice may be an off-the-shelf application or a custom business application to fit a very specific business process.  DecisionPoint has the specialized resources and support structure to help our customers make the right choices, and then to deliver to those customers the hardware, software, connectivity and follow-up maintenance and other services that they need.  We address the mobile application needs of customers in the retail, manufacturing, transportation, warehousing, distribution, logistics and other market segments.  We continue to invest in building out our capabilities to support these markets and business needs.  For example, in July 2012, we invested in the expansion of our custom software development capabilities through the acquisition of Illume Mobile in Tulsa, OK, which specializes in the custom development of specialized mobile business applications for Apple, Android and Windows Mobile devices.  Additionally, through the acquisition of Illume Mobile we acquired a cloud-based, horizontal software application “ContentSentral” which manages and distributes multiple types of corporate content (for example, PDF, video, images, and spreadsheets) on mobile tablets used by field workers.  We also substantially increased our software products expertise with the acquisition in June 2012 of Apex in Canada.  The APEXWare™ software suite significantly expanded our field sales/service software offerings.  APEXWare™ is a purpose-built mobile application suite well suited to the automation of field sales/service and warehouse workers.  Additionally, we continue to expand our deployment and MobileCare support offerings.  In 2012 we moved our headquarters location to a larger facility in Irvine, CA in order to accommodate the expansion of our express depot and technical support organizations.  In 2013 we consolidated out East Coast depot facility into our larger facility in Irvine, CA in order to provide our East Coast customers with later service hours and to gain some economies of scale.  We also continue to invest in our “MobileCare EMM” enterprise mobility management offering.  We are continuing to extend our mobile device management (“MDM”) offering from our historically ruggedized mobile computer customer base to address the growing use of consumer devices by clients and others and to support the Bring Your Own Device (“BYOD”) and Bring Your Own Application (“BYOA”) movements affecting commerce and our industry in general.

Recognizing that we cannot build every business application, we have developed an ‘ecosystem’ of partners to support the assembly and manufacturing provisions of our custom and off-the-shelf solutions.  These partners include suppliers of mobile devices (Apple, Intermec and Motorola among others), wireless carriers (AT&T, Sprint, T-Mobile, Verizon), mobile peripheral manufactures (Zebra Technologies Corporation, Datamax - O’Neil) and a large number of specialized independent software vendors such as AirWatch, VeriFone GlobalBay, XRS and Wavelink.

We have several offices throughout North America allowing us to serve multi-location clients and their mobile workforces.  Additionally, we keep aware of potential acquisition candidates that could provide us with complementary products and service offerings, and make acquisitions when we identify sufficiently valuable opportunities.

Results of Operations

In the tables presented below, all dollar amounts have been rounded to the nearest million and all percentages are actual. Due to rounding, totals may not sum exactly.

	Three Months Ended March 31,
	2014	2013	Increase/(Decrease)

Net sales	$16.7	$13.8	$2.9	21.3%
Gross profit	3.6	2.8	0.7	26.6%
Total operating expenses	3.7	5.0	(1.3)	(26.0%)
Operating loss	(0.1)	(2.2)	(2.1)	(93.5%)
Net loss before income taxes	(0.1)	(2.4)	(2.3)	(96.3%)

Net Sales

Net sales for the three month periods ended March 31, 2014 and 2013 are summarized below:

	Three Months Ended March 31,
	2014	2013	Increase(Decrease)

Hardware	$11.5	$8.4	$3.2	38.1%
Professional services	3.8	3.9	(0.1)	(2.8%)
Software	1.0	1.1	(0.1)	(8.5%)
Other	0.4	0.4	(0.0)	(8.3%)
	$16.7	$13.8	$3.0	21.3%

Net sales were $16.7 million for the three months ended March 31, 2014, compared to $13.8 million for the three months ended March 31, 2013, an increase of $2.9 million or 21.3%.  The increase was driven principally by our hardware category, which grew by $3.2 million, or 38.1% over the comparable period.  The increase in hardware revenue was partially due to significant orders by several large retail customers in the first quarter of 2014.  We also recognized higher revenues through the expansion of our customer base and continued ordering from customers acquired after the first quarter of 2013.

The improved economic conditions in the U.S. which had begun in the first half of 2010, and continued improvement throughout 2011 and 2012 had a positive effect on our sales in those years.  Prior to 2010, major retail chains had deferred new technology implementation and delayed systems’ refresh.  Conversely, the economic environment in 2012 stabilized whereupon we benefitted from renewed interest and more importantly, fundamental need to implement new cost saving technology.  During 2013, we experienced decreases in hardware sales revenue as we did not experience the same level of customer with new technology and system’ refresh.

Cost of Sales

Cost of sales for the three months periods ended March 31, 2014 and 2013 is summarized below:

	Three Months Ended March 31,
	2014	2013	Increase(Decrease)

Hardware	$9.3	$6.8	$2.6	38.1%
Professional services	2.6	2.8	(0.2)	(7.7%)
Software	0.9	1.1	(0.1)	(13.4%)
Other	0.3	0.3	(0.0)	(9.0%)
	$13.1	$11.0	$2.2	19.7%

The cost of sales line includes hardware costs, third party licenses, costs associated with third party professional services, salaries and benefits for project managers and software engineers, freight, consumables and accessories.

Cost of sales were $13.1 million for the three months ended March 31, 2014, compared to $11 million for the three months ended March 31, 2013, an increase of $2.2 million or 19.7%.  The increase in cost of sales for hardware of 38.1% for the three months ended March 31, 2014 compared to the similar period in 2013 was consistent with the hardware revenue increase.  The decrease in cost of sales for professional services was 7.7%, much steeper than the revenue decline for professional services of 2.8% which was due to reductions in professional service personnel that we achieved as a component of our operational improvement efforts.  The decrease in cost of sales for software of 13.4% for the three months ended March 31, 2014 compared to the similar period in 2013 was also steeper than the revenue decline for software of 8.5% and also related to professional service personnel reductions.  The decrease in other cost of sales was negligible.

Gross Profit

Gross profit for the three month periods ended March 31, 2014 and 2013 is summarized below:

	Three Months Ended March 31,		Increase (Decrease)
	2014	2013

Hardware	$2.2	$1.6	$0.6	38.2%
Professional services	1.2	1.1	0.1	9.1%
Software	0.0	(0.0)	0.1	(1125.0%)
Other	0.1	0.1	(0.0)	(19.5%)
	$3.6	$2.8	$0.8	26.6%

Our gross profit was $3.6 million for the three months ended March 31, 2014, compared to $2.8 million for the similar period ended March 31, 2013, an increase of $0.8 million or 26.6%.  Our gross margin percent increased by 90 basis points to 21.4% in the first quarter of 2014, from 20.5% in the comparable period of 2013.  The increase in gross profit percentage was due to the continued implementation of cost controls for the products and services that we resell.  In particular, we realized higher margins on our professional services and software offerings, which were positively affected by cost reductions.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2014	2013	Increase/(Decrease)

Selling, general and administrative expenses	$3.7	$5.0	$(1.3)	(26.0%)
As a percentage of sales	22.2%	36.5%		(14.2%)

Selling, general and administrative expenses was $3.7 million for the three months ended March 31, 2014, compared to $5.0 million for the similar period in the prior year.  This represents a decrease of $1.3 million, or 26.0%.  The decrease was due to significant efforts to streamline our business model.  These efforts included, consolidation of our East Coast depot facility in to our larger California facility, reduction of outsourced consulting expertise where unnecessary and the replacement of certain service providers with lower cost providers.  We have also consolidated administrative personnel and reduced staffing levels by 29% from April 2013 through February 2014, constituting annual savings of $3 million.  These activities have reduced the expense structure of our business significantly. We are focused on continuing to improve processes and reduce costs.

We account for a portion of our depreciation and amortization expense as cost of sales, and the remainder as selling, general and administrative expense. Depreciation and amortization for the three-month periods ended March 31, 2014 and 2013 is summarized below:

	2014	2013	Increase/(Decrease)
Depreciation and amortization
In cost of sales	$0.2	$0.2	$0.0	4.9%
In selling, general and administrative expense	0.3	0.3	(0.0)	(9.3%)
Total deprectiation and amortization	$0.5	$0.5	$(0.0)	(3.3%)
As a percentage of sales	2.8%	3.5%		(0.7%)

The reduction in depreciation and amortization accounted for as selling, general and administrative expense was principally as a result of a decrease in the amortization of intangible assets.

Interest Expense

Interest expense, which arises from our outstanding balances under our lines of credit and from our outstanding subordinated debt, was $207,000 for the three months ended March 31, 2014, compared to $226,000 for the similar period in the prior year.  The $19,000 decrease in interest expense reflected a decrease in our average outstanding general debt obligations during the three months ended March 31, 2014 compared to the similar period in the prior year.

Liquidity and Capital Resources

Going Concern Matters

Our consolidated financial statements were prepared on a going concern basis in accordance with U.S. GAAP. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our history of losses, working capital deficit, capital deficit, minimal liquidity and other factors raises substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must do some or all of the following: establish profitable operations through increased sales, successfully implement cost cutting measures, avoid further unforeseen expenses, potentially raise additional equity or debt capital, and successfully refinance our current debt obligations when they come due in February of 2015. There can be no assurance that we will be able achieve sustainable profitable operations or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us.

If we continue to incur operating losses and do not raise sufficient additional capital, material adverse events may occur including, but not limited to: 1) a reduction in the nature and scope of our operations, 2) our inability to fully implement our current business plan and 3) continued defaults under our various loan agreements.  A covenant default would give the bank the right to demand immediate payment of all outstanding amounts which we would not be able to repay out of normal operations.  There can be no assurances that we will be able to successfully improve our liquidity position.  Our consolidated financial statements do not do not reflect any adjustments that might be required resulting from the adverse outcome relating to this uncertainty.

Cash and Capital Resources

Although we have historically experienced losses, a material part of those losses have been from non-cash transactions.  In connection with these losses, we have accumulated substantial net operating loss carry-forwards to set off against future taxable income. In order to maintain normal operations for the foreseeable future, generate taxable income and make use of our net operating loss carry-forwards, we must continue to have access to our lines of credit, become profitable and access additional equity or debt capital.  There can be no assurance that we will become profitable or that we can continue to raise the additional funds required to continue our normal operations.

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity.  We believe that our strategic shift to higher margin field mobility solutions with additional APEXWare™ software and professional service revenues will improve our results as general economic conditions continue to improve.

In the quarter ended March 31, 2014, we experienced an increase in net sales of $2.9 million, or 21.3% compared to the quarter ended March 31, 2013, and a $2.1 million, or 14.2% increase in revenue compared to the previous sequential quarter ended December 31, 2013.  Nevertheless, we had a substantial working capital deficit totaling $9.8 million at March 31, 2014.  Although a portion of this deficit is associated with deferred costs and unearned revenues and with term debt that has been classified current due to expected future covenant violations (see Note 8, Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements), our liabilities that are expected to be satisfied in the foreseeable future in cash far exceed our receivables and other assets that are expected to be satisfied in cash.  In addition, as a consequence of our recent historical results of operations, availability under our credit line has contracted and our overall liquidity has become constrained.

To address liquidity constraints, we have reduced non-essential expenses.  Such expense reductions include, but are not limited to, the consolidation of information technology environments, the consolidation of our East Coast depot facility in to our larger California facility, the reduction of outsourced consulting expertise where unnecessary and the replacement of certain service providers with lower cost providers.  We have also consolidated administrative personnel and reduced staffing levels by 29% from April 2013 through February 2014, constituting annual savings of approximately $3 million. These activities have reduced the expense structure of our business significantly.  We are focused on continuing to improve processes and reduce costs.  We have no plans to seek additional capital through the sale of our securities unless deemed necessary.  Should additional financing be needed, there is no assurance that such amounts will be available on terms acceptable to us, or at all.  If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interests of our existing common stockholders will be diluted.

During 2012, 2013 and the first quarter of 2014, all principal and interest payments on our term debt were made within payment terms.

As a matter of course, we do not maintain significant cash balances on hand because we have availability under our lines of credit.  Typically, we use any excess cash to repay the then outstanding line of credit balance.  As long as we continue to generate revenues and meet our financial covenants, we are permitted to draw down on our SVB line of credit to fund our normal working capital needs. Our line of credit has a borrowing capacity of up to $10 million and is due February 2015. As of March 31, 2014 and December 31, 2013, the outstanding balance on our SVB line of credit was approximately $3.7 and $3.9 million, respectively, and the interest rate was 7.0%.  As of March 31, 2014, there was $2.8 million available under the SVB line of credit. The line of credit has a certain financial covenant and other non-financial covenants.  The minimum Tangible Net Worth requirement of $8.7 million deficit is to be reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation).   As of March 31, 2014 and December 31, 2013, the Company was in compliance with the tangible Net Worth financial covenant and had available a $0.5 million and $0.8 million cushion over the requirement, respectively. The Company believes that at the time of this filing it is compliant with the terms and provisions of its SVB lending agreement. Should the Company continue to incur losses in a manner consistent with its recent historical financial performance, the Company will violate this covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

The Company has $0.9 million of term debt with the Royal Bank of Canada (the “RBC Term Loan”), $1.5 million of term debt with the BDC (the “BDC Term Loan”) and $0.6 million of term debt with SVB (the “SVB Term Loan”). For more information regarding these Term Loans, please see our Annual Report on Form 10-K filed with the SEC on March, 31, 2014.  All three Term Loans have financial covenants.  The Company was in compliance with the covenants of these Term Loans except for the RBC Term Loan, for which it was not in compliance at March 31, 2014 and December 31, 2013.  Although the Company believes it is not likely that RBC will exercise their rights up to, and including, acceleration of the outstanding debt, there can be no assurance that RBC will not exercise their rights pursuant to the provisions of the debt obligation.  Accordingly, the Company has classified the term debt obligation as current at March 31, 2014 and December 31, 2013.

As part of the Apex Purchase Agreement, from the Closing Date up until the expiry of the bonus period, under that agreement we are obligated to escrow 25% of any Equity Capital raised in excess of $500,000.  The funds in the escrow are to be used to pay the 2013 EBITDA Basic Earn-Out, the 2013 EBITDA Additional Earn-Out and the additional bonus consideration.  In December 2012, the Company raised $7,042,000 as part of its Series D preferred stock offering.  In August 2013, the Company raised $1,756,000 issuing common stock.  In November 2013, the Company raised $4,090,000 as part of its Series E preferred stock offering.  None of these funds have been placed into escrow pending agreement between the Company and the sellers of Apex regarding the financial institution that will escrow the funds, the amount of funds that are to be placed into escrow and the escrow agreement itself.

In the last five complete years of operations from 2009 through 2013, we have not experienced any significant effects of inflation on our product and service pricing, revenues or our income from continuing operations.

As referred to above under the heading “Non-GAAP Financial Measures,” we monitor our ‘cash’ working capital position after removing the accrual effect of current deferred assets and liabilities.  We refer to this non-GAAP financial measure as our “Adjusted Working Capital”. We believe this non-GAAP financial measure provides us, and investors, with a better understanding of the operating results and financial condition of our company.

Adjusted Working Capital at March 31, 2014 and December 31, 2013 are computed as follows (in thousands):

	March 31,	December 31,
	2014	2013

Current assets	$16,156	$16,912
Current liabilities	25,973	26,788

Working capital - U.S. GAAP	(9,817)	(9,876)
Deferred costs	(3,984)	(3,809)
Deferred revenue	7,614	7,481

Adjusted working capital - Non-GAAP measure	$(6,187)	$(6,204)

2014 Financing

We have not engaged in any securities issuances or other material capital raising in the first quarter of 2014.

2013 Financing

For information concerning the financing we undertook in 2012 and 2013, please see our Annual Report on Form 10-K filed with the SEC on March 31, 2014.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows, by category, for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014	2013	Increase/(Decrease)

Operating activities	$0.6	$(0.8)	$1.4	175.0%
Investing activities	-	-	-	N/A
Financing activities	(0.6)	0.1	(0.7)	(700.0%)

Cash provided by operating activities during the first three months of 2014 increased by $1.4 million over the similar period in the prior year.  The increase was primarily driven by a decrease in our net loss.  Additionally, changes in net working capital and other balance sheet changes contributed to a $0.5 million decrease in cash provided by operating activities, most notably from a $0.8 million decrease in accounts receivable due to timing of receivable collections and a $0.9 million decrease in accrued expenses offset by an increase in accounts payable of $0.6 million and inventory of $0.7 million.  The changes in net working capital were offset by non-cash expenses as noted below.

During the three months ended March 31, 2014, net cash provided by operating activities was $0.6 million.  Our net loss was $0.1 million in the first three months of 2014, a portion of which was the result of non-cash transactions during the period.  Specifically, we had a $0.1 million non-cash expense related to employee and non-employee stock based compensation and $0.5 million of other non-cash transactions such as depreciation and amortization.

During the three months ended March 31, 2013, net cash used in operating activities was $0.8 million.  Our net loss was $2.1 million in the first three months of 2013, a portion of which was the result of non-cash transactions during the period.  Specifically, we had a $0.6 million non-cash expense related to employee and non-employee stock based compensation and $1.5 million of other non-cash transactions such as depreciation and amortization.

Net cash (used in) or provided by investing activities was negligible during the three months ended March 31, 2014 and during the comparable three months of 2013.

During the three months ended March 31, 2014, net cash used in financing activities was $0.6 million, due to $0.1 million in paid financing costs, $0.3 million in repayments under our for term loans and a net $0.2 million in payments and amounts borrowed under our lines of credit.

During the three months ended March 31, 2013, net cash provided by financing activities was $0.1 million, principally due to $1.0 million in proceeds from one of our term loans, net of $0.5 million in repayments under our term loans and a net $0.4 million in repayments and amounts borrowed under our lines of credit.

Our cash on hand at the end of the first quarter of 2014 was approximately $0.6 million, compared to $0.3 million at the end of the first quarter of 2013.

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

Fair Value

Financial assets and liabilities are measured at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

●	Level 1 — Quoted prices in active markets for identical assets or liabilities.

●	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company's significant Level 3 inputs relate to warrant liabilities.

Income Taxes

We account for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) guidance, which requires that deferred tax assets and liabilities, be recognized using enacted tax rates to measure the effect of temporary differences between book and tax bases on recorded assets and liabilities. FASB guidance also requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not some portion or all of the deferred tax assets will not be recognized.

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

We also generates revenue from professional services and customer specified software customization on either a fee-for-service or fixed fee basis.  Revenue from software customization and professional services that is contracted as fee-for-service is recognized in the period in which the services are performed or delivered.  Adjustments to contract price and estimated labor costs are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.  We record sales net of sales tax.

We enter into revenue arrangements that contain multiple deliverables.  Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. In an arrangement with multiple deliverables, the delivered item or items shall be considered a separate unit of accounting if both of the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis; (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item or items is considered probable and substantially in the control of the vendor.  A delivered item or items that do not qualify as a separate unit of accounting within the arrangement shall be combined with the other applicable undelivered item(s) within the arrangement and the allocation of arrangement consideration and the recognition of revenue then shall be determined for those combined deliverables as a single unit of accounting.  While changes in the allocation of the arrangement consideration between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect our results of operations.  When we enter into an arrangement that includes multiple elements, we allocate revenue base on their relative selling prices.  We use the following hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor specific objective evidence of fair value (“VSOE”), (ii) third party evidence of selling prices (“TPE”) and (iii) best estimate of selling price (“ESP”) as a proxy for VSOE.  When both VSOE and TPE are unavailable, we use ESP.  We determine ESP by considering all relevant factors in establishing the price, which is demonstrated in a gross margin model used.

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

Stock-based compensation

We record the fair value of stock-based payments as an expense in our consolidated financial statements.  We determine the fair value of stock options using the Black-Scholes option-pricing model.  This valuation model requires us to make assumptions and judgments about the variables used in the calculation.  These variables and assumptions include the weighted-average period of time that the options granted are expected to be outstanding, the volatility of our common stock, the risk-free interest rate and the estimated rate of forfeitures of unvested stock options.  Additional information on the variables and assumptions used in our stock-based compensation are described in Note 11 of the accompanying notes to our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2014.

Inflation

We do not believe inflation has had a material impact on our business or operating results during the periods presented.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))) as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the effectiveness of our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 31, 2014.  Please refer to that Risk Factors section for information concerning risks associated with the Company and an investment in the Company’s securities.

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

DecisionPoint Systems, Inc.

Date: May 12, 2014	By:	/s/ Nicholas R. Toms
Nicholas R. Toms
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2014	By:	/s/ Michael P. Roe
Michael P. Roe
Chief Financial Officer (Principal Financial and Accounting Officer)