Form 10-Q
period 2014-06-30
DecisionPoint Systems, Inc.
filed 2014-08-07
CIK 1505611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

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

The number of shares of common stock, par value $0.001 per share of DecisionPoint Systems, Inc. outstanding as of the close of business on July 31, 2014, were 12,729,563.

DECISIONPOINT SYSTEMS, INC.

PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)

	June 30,	December 31,
	2014	2013
ASSETS
Current assets
Cash	$1,420	$641
Accounts receivable, net	9,649	10,504
Due from related party	-	188
Inventory, net	681	1,533
Deferred costs	4,055	3,809
Deferred tax assets	49	49
Prepaid expenses and other current assets	52	188
Total current assets	15,906	16,912

Property and equipment, net	145	136
Other assets, net	141	165
Deferred costs, net of current portion	1,615	1,807
Goodwill	8,401	8,395
Intangible assets, net	3,029	3,907
Total assets	$29,237	$31,322

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$8,443	$9,774
Accrued expenses and other current liabilities	2,897	2,976
Lines of credit	4,642	3,883
Current portion of debt	1,095	1,474
Due to related parties	114	77
Accrued earn out consideration	291	319
Warrant liability	637	803
Unearned revenue	7,263	7,481
Total current liabilities	25,382	26,787

Long term liabilities
Unearned revenue, net of current portion	2,313	2,481
Debt, net of current portion and discount	1,805	1,961
Accrued earn out consideration, net of current portion	94	149
Deferred tax liabilities	732	740
Other long term liabilities	72	77
Total liabilities	30,398	32,195

Commitments and contingencies and subsequent event	-	-

STOCKHOLDERS' DEFECIT
Cumulative Convertible Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,547,845 and 1,514,155 shares issued and outstanding, including cumulative and imputed preferred dividends of $2,122 and $1,956, and with a liquidation preference of $13,584 and $13,232 at June 30, 2014
and December 31, 2013, respectively	12,649	12,193
Common stock, $0.001 par value, 100,000,000 shares authorized,
12,883,446 issued and 12,729,563 outstanding as of June 30, 2014,
and as of December 31, 2013	13	13
Additional paid-in capital	17,235	17,231
Treasury stock, 153,883 shares of common stock	(205)	(205)
Accumulated deficit	(30,271)	(29,475)
Unearned ESOP shares	(557)	(629)
Accumulated other comprehensive income	(25)	(1)
Total stockholders’ deficit	(1,161)	(873)
Total liabilities and stockholders' deficit	$29,237	$31,322

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net sales	$16,514	$14,721	$33,222	$28,493

Cost of sales	12,731	11,155	25,866	22,103

Gross profit	3,783	3,566	7,356	6,390

Selling, general and administrative expense	3,417	4,464	7,134	9,496

Operating income (loss)	366	(898)	222	(3,106)

Other expense:
Interest expense	222	256	429	483
Fair market value adjustment of warrant liabilities	84	-	(166)	-
Other income, net	(21)	(8)	(31)	(14)
Total other expense	285	248	232	469

Net income (loss) before income taxes	81	(1,146)	(10)	(3,575)

Provision (benefit) for income taxes	100	(30)	122	(357)

Net loss	(19)	(1,116)	(132)	(3,218)

Cumulative and imputed dividends on Series A and B preferred stock	(27)	(27)	(54)	(54)
Cash and imputed dividends on Series D and E preferred stock	(307)	(191)	(609)	(384)

Net loss attributable to common shareholders	$(353)	$(1,334)	$(795)	$(3,656)

Net loss per share -
Basic and diluted	$(0.03)	$(0.15)	$(0.06)	$(0.42)

Weighted average shares outstanding -
Basic and diluted	12,342,169	8,698,626	12,328,410	8,659,931

Comprehensive loss	$(19)	$(1,113)	$(156)	$(3,217)

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Unaudited Condensed Consolidated Statements of Cash Flows
(In thousands)

	Six Months ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(132)	$(3,218)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	911	995
Amortization of deferred financing costs and note discount	79	106
Employee and Director stock-based compensation	50	9
Change in fair value of warrants	(166)	-
ESOP compensation expense	26	69
Allowance for doubtful accounts	(36)	42
Loss on disposal of property and equipment	-	4
Deferred taxes. net	(9)	-
Changes in operating assets and liabilities:
Accounts receivable	892	2,850
Due from related party	188	-
Inventory, net	852	(40)
Deferred costs	(55)	71
Prepaid expenses and other current assets	188	(318)
Other assets, net	10	4
Accounts payable	(1,331)	(169)
Accrued expenses and other current liabilities	(47)	(19)
Due to related parties	37	-
Unearned revenue	(388)	(229)
Net cash provided by operating activities	1,069	157

Cash flows from investing activities
Purchases of property and equipment	(37)	(11)
Net cash used in investing activities	(37)	(11)

Cash flows from financing activities
(Repayments) borrowings from lines of credit, net	758	(700)
Proceeds from issuance of term debt	-	1,000
Repayment of debt	(546)	(1,018)
Paid financing costs	(100)	(119)
Dividends paid	(247)	(154)
Payments for contingent aquisition liability	(84)	-
Net cash used in by financing activities	(219)	(991)
Effect on cash of foreign currency translation	(34)	8
Net increase (decrease) in cash	779	(837)
Cash at beginning of period	641	1,103
Cash at end of period	$1,420	$266

Supplemental disclosures of cash flow information:
Interest paid	$456	$502
Income taxes paid	31	33

Supplemental disclosure of non-cash financing activities:
Accrued and imputed dividends on preferred stock	$663	$438

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

NOTE 2 - BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company at the dates and for the periods indicated.  The interim results for the period ended June 30, 2014, are not necessarily indicative of results for the full 2014 fiscal year or any other future interim periods.

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

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis in accordance with U.S. GAAP.  The going concern basis of presentation assumes that the Company will continue in operation for the next twelve months and will able to realize its assets and discharge its liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Company’s inability to continue as a going concern.  The Company’s history of losses, working capital deficit, capital deficit, minimal liquidity and other factors raises substantial doubt about the Company’s ability to continue as a going concern.  In order for the Company to continue operations beyond the next twelve months and be able to discharge its liabilities and commitments in the normal course of business, the Company must establish sustained positive operating results through increased sales, successfully implement cost cutting measures, avoid further unforeseen expenses, potentially raise additional equity or debt capital, and successfully refinance its current debt obligations when they come due in February of 2015.  There can be no assurance that the Company will be able to achieve sustainable positive operating results or cost reductions or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to management.

If the Company does not continue to achieve positive operating results and does not raise sufficient additional capital, material adverse events may occur including, but not limited to, (1) a reduction in the nature and scope of the Company’s operations, (2) the Company’s inability to fully implement its current business plan and (3) continued defaults under the Company’s various loan agreements (for a description of past defaults, see the discussion below).   There can be no assurance that the Company will successfully improve its liquidity position.  The accompanying unaudited condensed consolidated financial statements do not reflect any adjustments that might be required if our liquidity position does not improve.

In the quarter ended June 30, 2014, the Company experienced an increase in revenue of $1.8 million, or 12.2% compared to the quarter ended June 30, 2013, and a $4.7 million, or 16.6% increase in revenue for the six months ended June 30, 2014 over the comparable six months of 2013.  In the quarter ended June 30, 2014, the Company experienced a net loss of $19,000 compared to the net loss of $1.1 million for the quarter ended June 30, 2013, and a $132,000 net loss for the six months ended June 30, 2014 compared to a net loss of $3.2 million for the comparable period in 2013.  At June 30, 2014, the Company had a substantial working capital deficit totaling $9.5 million which improved by $0.4 million from the working capital deficit of $9.9 million at December 31, 2013.  Although a portion of this deficit is associated with deferred costs, unearned revenues and term debt that has been classified current due to expected future covenant violations (see further discussion at Note 8), the liabilities of the Company that we expect will have to be satisfied in the foreseeable future in cash substantially exceed the operating assets that weexpected to have available in cash. As a result of our historical operations, the availability under our credit line has contracted and our liquidity has been constrained.

To address liquidity constraints, the Company has reduced non-essential expenses.  Such expense reduction measures have included, but have not been limited to, consolidation of information technology environments, consolidation of our East Coast depot facility into our larger California depot facility, the reduction of outsourced consulting expertise where unnecessary and the replacement of certain service providers with lower cost providers.  The Company has also consolidated administrative personnel and reduced total staffing levels by 29% from April 2013 through February 2014, constituting annual savings of approximately $3 million.  These cost reduction measures have reduced the expense structure of the Company’s business significantly.  The Company is focused on continuing to improve processes and reduce costs.  Currently, the Company has no plans to seek additional outside funding through the sale of our securities unless deemed necessary.  Should additional outside funding be needed, there is no assurance that such funding will be available on terms acceptable to us, or at all.  If the Company raises additional funds by selling additional shares of capital stock, or securities convertible into shares of our capital stock, the ownership interest of the Company’s existing common stock holders will be diluted.

During 2012, 2013 and the first six months of 2014, all principal and interest payments on the Company’s term debt were made within payment terms.  On August 16, 2013, the Company's credit agreement ("RBC Credit Agreement") with the Royal Bank of Canada ("RBC") was amended and certain financial covenants were modified.  These financial covenants required the Company to maintain specified ratios for fixed coverage and a ratio of funded debt to EBITDA to be tested on a quarterly basis.  The Company was not in compliance with the reset covenants in 2013 and the first six months of 2014.  Although management of the Company believes it is not likely that, as a result of this noncompliance, RBC will exercise its rights up to, and including, acceleration of the outstanding debt, there can be no assurance that RBC will not exercise its rights pursuant to the RBC Credit Agreement. Accordingly, the term debt due to RBC is classified as current on the accompanying unaudited condensed consolidated balance sheets.

As of June 30, 2014, the outstanding balance on our line of credit with Silicon Valley Bank (“SVB”) was $4.6 million, up from $3.9 million at December 31, 2013, and the availability under the line of credit has decreased to $1.7 million (see Note 7 – Lines of Credit).  The Company relies on the SVB and RBC lines of credit to fund daily operating activities, and the Company maintains very little cash on hand.  As of June 30, 2014, the Company was in compliance with the Tangible Net Worth financial covenant under the SVB line of credit and had available a $1.0 million cushion over the covenant requirement.  The Company currently believes that at the time of this filing it is compliant with all the terms and provisions of the SVB lending agreement.  Should the Company’s results fail to improve further or once more deteriorate in a manner consistent with its recent historical financial performance, the Company will violate the Tangible Net Worth financial covenant unless it can raise additional outside funding in amounts that are approximately twice the amount of the losses incurred.

Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies during the six months ended June 30, 2014.  For a comprehensive description of the Company's significant accounting policies, see Footnote 2 of the Company's consolidated financial statements included in the Company's 2013 Annual Report on Form 10-K filed on March 31, 2014 with the SEC.

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

The Company enters into revenue arrangements that contain multiple deliverables.  Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. In an arrangement with multiple deliverables, the delivered item or items shall be considered a separate unit of accounting if both of the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis; (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item or items is considered probable and substantially in the control of the vendor.  A delivered item or items that do not qualify as a separate unit of accounting within the arrangement shall be combined with the other applicable undelivered item(s) within the arrangement and the allocation of arrangement consideration and the recognition of revenue then shall be determined for those combined deliverables as a single unit of accounting.  While changes in the allocation of the arrangement consideration between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could affect the timing of revenue recognition, which could affect the Company’s results of operations. When the Company enters into an arrangement that includes multiple elements, we allocate revenue based on their relative selling prices.  We use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor specific objective evidence of fair value (“VSOE”), (ii) third party evidence of selling prices (“TPE”) and (iii) best estimate of selling price (“ESP”) as a proxy for VSOE.  When both VSOE and TPE are unavailable, we use ESP.  We determine ESP by considering all relevant factors in establishing the price, which is demonstrated in a gross margin model used.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and accounts payable.  Beginning January 1, 2013, all of our cash balances were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor at each financial institution.  This coverage is available at all FDIC member institutions.  The Company uses Silicon Valley Bank, which is an FDIC insured institution.  Based on these facts, collectability of bank balances appears to be adequate.

Historically, a relatively small number of customers have accounted for a significant portion of the Company’s revenue.  The Company had one customer who represented 12% and 11% of the Company’s revenue for the six months ended June 30, 2014 and 2013, respectively.  The Company had three customers, two of which were not the same, who represented 25% and 22% of its revenue for the six months ended June 30, 2014 and 2013, respectively. The Company’s accounts receivable was concentrated with one customer at June 30, 2014, representing 18% of gross accounts receivable and with one customer at June 30, 2013, representing 13% of gross accounts receivable.  Customer mix can shift significantly from year to year, but a concentration of the business with a few large customers is typical in any given year.  A decline in revenues could occur if a customer that has been a significant source of revenue in one financial reporting period is a less significant source of revenue in the following period. The loss of a significant customer could have a material adverse impact on the Company.

The Company has the same four primary vendors for the six months ended June 30, 2014 compared to the similar period in 2013.  For the six months ended June 30, 2014, the Company had purchases from these four vendors that collectively represented 58% of total purchases and 65% of the total outstanding accounts payable at June 30, 2014.  For the six months ended June 30, 2013, the Company had purchases from these four vendors that collectively represented 55% of total purchases and 67% of the total outstanding accounts payable at June 30, 2013.  The same single vendor represented 21% and 18% of the total purchases for the six months ended June 30, 2014 and 2013, respectively.  Loss of this certain vendor could have a material adverse effect on our operations.

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

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company measures certain liabilities at fair value on a recurring basis such as our contingent consideration related to business combinations and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred.  There have been no transfers between Level 1, 2 or 3 assets or liabilities during the six months ended June 30, 2014.

The Company has classified its contingent consideration related to the Apex acquisition as a Level 3 liability.  Revenue and other assumptions used in the calculation require significant management judgment.  The Company reassesses the fair value of the contingent consideration liabilities on a quarterly basis.  Based on that assessment, the Company recognized an adjustment of $0 to the actual calculation of the earn-out obligations it incurred in connection with its Apex acquisition during the six months ended June 30, 2013.  On June 9, 2014, the accounting expert issued its final report and the fair value of the earn-out was calculated to be CDN$400,000 of which CDN$89,000 (US$84,000) (22.22%) was paid in cash and CDN$311,000 (US$291,000) (77.78%) payable in the form of a convertible promissory note (see Note 5 – Business Combinations).  The convertible promissory note is expected to be executed in the third quarter of 2014.

As part of the Apex acquisition in 2012, the Company is obligated to pay bonus consideration to the CEO of Apex.  Such bonus is considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not the CEO’s employment is retained.  The fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Closing Date).  At June 30, 2014 there is CDN$101,000 (US$94,000) recorded in earn out consideration in the Company’s unaudited condensed consolidated financial statements.

The Company has classified certain warrants related to the August 2013 issuance and sale of Common Stock in a private offering as a Level 3 Liability.  Assumptions used in the calculation require significant judgment.  The Company reassesses the fair value of the warrant liabilities on a quarterly basis.  Based on that assessment, the Company recognized a $166,000 reduction to the fair value of the warrant liability for the six months ended June 30, 2014.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in thousands):

		Quoted prices in	Significant other	Significant other
		active markets	observable inputs	unobservable inputs
	Total	Level 1	Level 2	Level 3

Liabilities
Contingent consideration liability
recorded for business combinations	$385	$-	$-	$385

Fair value of warrants issued in connection
with share purchase agreement	637	-	-	637

Balance at June 30, 2014	$1,022	$-	$-	$1,022

		Quoted prices in	Significant other	Significant other
		active markets	observable inputs	unobservable inputs
	Total	Level 1	Level 2	Level 3

Liabilities
Contingent consideration liability
recorded for business combinations	$468	$-	$-	$468

Fair value of warrants issued in connection
with share purchase agreement	803	-	-	803

Balance at December 31, 2013	$1,271	$-	$-	$1,271

The following table summarizes changes to the fair value of the contingent consideration and derivative warrants, which are Level 3 liabilities (in thousands):

	Level 3
	Contingent	Derivative
	consideration	warrants

Balance at December 31, 2013	$468	$803
Adjustments to fair value of warrants (reflected in other income)	-	(166)
Cash paid for contingent acqusition liability	(84)	-
Effect of currency translation	1	-
Balance at June 30, 2014	$385	$637

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long lived assets resulting from business combinations are measured at fair value using income and market comparable valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the six months ended June 30, 2014.

Recently Issued Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and most industry specific guidance.  This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted.  Accordingly, the Company will adopt this new guidance beginning in fiscal 2017.  Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance and management is currently evaluating which transition approach to use and the impact of this new guidance on our consolidated financial position or results of operations.

NOTE 3 – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The weighted-average basic and diluted shares for each of the six months ended June 30, 2014 and 2013 exclude approximately 0.4 million and 0.5 million, respectively, of shares related to the Employee Stock Ownership Plan that have not been committed to be released.

For periods presented in which there is a net loss, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive. All potentially dilutive securities are anti-dilutive due to the net loss incurred by the Company in the periods presented.

Potential dilutive securities consist of (in thousands):

	Six Months Ended June 30,
	2014	2013

Convertible preferred stock - Series A	270	270
Convertible preferred stock - Series B	131	131
Convertible preferred stock - Series D	10,287	7,042
Convertible preferred stock - Series E	8,330	-
Warrants to purchase common stock	3,555	981
Options to purchase common stock	737	544

Total potentially dilutive securities	23,310	8,968

NOTE 4 – WARRANT LIABILITY

The Company has determined that certain warrants the Company has issued contain provisions that protect the holders from future issuances of the Company’s Common Stock at prices below such warrants’ then-in-effect respective exercise prices (see Note 9).  These provisions could result in modification of the warrants then-in-effect exercise price.  The Company has evaluated the guidance ASC 480-10 Distinguishing Liabilities from Equity and ASC 815-40 Contracts in an Entity’s Own Equity.  Pursuant to this guidance, the Company’s management has concluded that these instruments do not meet the criteria for classification as equity treatment and must be recorded as a liability as a result of the terms in the warrants that provide for price protection in the event of a future issuance.  The Company recognizes these warrants as liabilities at their fair value and re-measures them at fair value on each reporting date. ASC 820 Fair Value Measurement provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition (see Note 2).

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

The Company revalues the warrants as of the end of each reporting period. The estimated fair value of the outstanding warrant liabilities was approximately $637,000 and $803,000, as of June 30, 2014 and December 31, 2013, respectively.  The increase in fair value of the warrant liabilities for the three months ended June 30, 2014 was $84,000 while the decrease in fair value of the warrant liabilities for the six months ended June 30, 2014 was $166,000. The adjustments to the fair value of the warrant liabilities are included in other income in the Company’s consolidated statement of operations.

The warrant liabilities were valued at the closing dates of the common stock purchase agreement (see Note 9(c)) and the end of each reporting period using a Monte Carlo valuation model with the following assumptions:

	Placement Agent Warrants		Investor Warrants
Warrants	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013

Closing price per share of common stock	$0.46	$0.53	$0.46	$0.53
Exercise price per share (range)	0.50	0.50	0.50	0.50
Expected volatility	125.2%	123.5%	125.2%-125.4%	123.5%
Risk-free interest rate	1.3%	1.6%	1.3%	1.6%
Dividend yield	-	-	-	-
Remaining expected term of underlying securities (years)	4.1	4.6	4.1	4.6

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

Pursuant to the Asset Purchase Agreement, the Company could have been required to make an additional payment (“Earn-Out Payment”) to the seller of up to $500,000 of which 50% would be payable in cash, and 50% would be in shares of the common stock of the Company.  In 2013, it was determined there was not an Earn-Out Payment obligation due under the Asset Purchase Agreement. The Company continues to recognize no Earn-Out Payment obligation in 2014.

Apex

On June 4, 2012 (the “Apex Closing Date”), pursuant to a Stock Purchase Agreement (the “Apex Purchase Agreement”), the Company acquired all of the issued and outstanding shares of Apex, a corporation organized under the laws of the Province of Ontario, Canada.  Apex is a provider of wireless mobile work force software solutions.  Its suite of products utilizes the latest technologies to empower the mobile worker in many areas including merchandising, sales and delivery; field service; logistics and transportation; and, warehouse management.  Its clients are North American companies that are household names whose products and services are used daily to feed, transport, entertain and care for people throughout the world.  The Company accounted for the transaction using the purchase method of accounting and the operating results for Apex have been consolidated into the Company’s results of operations beginning on June 5, 2012.

In consideration for the shares of Apex, the Company paid CDN$5,000,000 (US$4,801,000 at the Closing Date) (the “Apex Closing Amount”) in cash.  The Company may be required to pay up to an undiscounted amount of CDN$3,500,000 (US$3,360,700 at the Closing Date) in consideration for Apex achieving certain levels of adjusted earnings before interest, depreciation, taxes and amortization (the “EBITDA”), as defined by the Apex Purchase Agreement, in the period ended July 2013.  The fair value of the earn-out (the “Apex Earn-Out Payment”) was calculated to be approximately CDN$1,076,000 (US$1,033,000 at the Closing Date).  At September 30, 2013, the calculated Apex Earn-Out Payment due under the Apex Purchase Agreement was CDN$341,000 (US$331,000).  The adjustment of CDN$735,000 (US$713,000) was recorded as a separate component of operating expenses in the unaudited condensed consolidated statement of operations and comprehensive loss as of September 30, 2013.  On June 9, 2014, the accounting expert issued their final report and the fair value of the Apex Earn-Out Payment was calculated to be CDN$400,000 of which CDN$89,000 (US$84,000) (22.22%) was paid in cash and CDN$311,000 (US$291,000) (77.78%) payable in the form of a convertible promissory note.  As of June 30, 2014, there is CDN$311,000 (US$291,000) recorded in earn out consideration in the unaudited condensed consolidated financial statements (see Note 12).  The convertible promissory note is expected to be executed in the third quarter of 2014.

As part of the Apex Purchase Agreement, the Company is obligated to pay bonus consideration to the CEO of Apex. Such bonus is considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not the CEO’s employment is retained.  The fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Closing Date).  At June 30, 2014 there is CDN$101,000 (US$94,000) recorded in earn out consideration in the Company’s unaudited condensed consolidated financial statements.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The following summarizes the transaction affecting goodwill through June 30, 2014 (in thousands):

Balance at December 31, 2013	$8,395

Effect of currency translation on Apex	6
Balance at June 30, 2014	$8,401

As of June 30, 2014 and December 31, 2013, the Company’s intangible assets and accumulated amortization consist of the following (in thousands):

	June 30, 2014			December 31, 2013
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer relationships	$3,267	$(1,912)	$1,355	$3,264	$(1,654)	$1,610
Contractor and resume databases	675	(473)	202	675	(405)	270
Tradename	864	(462)	402	862	(364)	498
Internal use software	2,807	(1,737)	1,070	2,802	(1,299)	1,503
Covenant not to compete	104	(104)	-	104	(78)	26

	$7,717	$(4,688)	$3,029	$7,707	$(3,800)	$3,907

The effect of foreign currency translation on the goodwill and intangible assets for the six months ended June 30, 2014 is approximately $6 and ($8).

NOTE 7 – LINES OF CREDIT

SVB Line of Credit - The Company has a $10.0 million revolving line of credit with Silicon Valley Bank (“SVB”) which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement (“SVB Loan Agreement”).  Under the SVB Loan Agreement as amended, SVB has also provided the Company with term loans as discussed at Note 8.  The SVB Loan Agreement is secured by substantially all the assets of the Company and matures in February 2015.  As of June 30, 2014 and December 31, 2013, the outstanding balance on the line of credit was approximately $4.6 and $3.9 million, respectively, and the interest rate was 7.0%. The line of credit is due February 2015. The line of credit has a certain financial covenant and other non-financial covenants.   The minimum Tangible Net Worth requirement of an $8.7 million deficit is to be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation).   As of June 30, 2014 and December 31, 2013, the Company was in compliance with the Tangible Net Worth financial covenant and had available a $1.0 million and $0.8 million cushion over the requirement, respectively. The Company believes that at the time of this filing it is compliant with the terms and provisions of its SVB Loan Agreement. Should the Company continue to incur losses in a manner consistent with its recent historical financial performance, the Company will violate Tangible Net Worth covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

Availability under the line of credit was approximately $1.7 million as of June 30, 2014.  The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the SVB Loan Agreement.  No letters of credit were outstanding as of June 30, 2014 or December 31, 2013.

RBC Line of Credit - The Company is party to a credit agreement, dated June 4, 2012 (the “RBC Credit Agreement”) with Royal Bank of Canada (“RBC”).  Under the RBC Credit Agreement, the revolving demand facility allows for borrowings up to CDN$200,000 based upon eligible accounts receivable.  Interest is based on the Royal Bank Prime (“RBP”) plus 1.5% and is payable on demand.  As of June 30, 2014 and December 31, 2013, the outstanding balance on the line of credit was $0 and the interest rate is 4.5%.  The RBC Credit Agreement is secured by the assets of Apex.  The revolving demand facility has certain financial covenants and other non-financial covenants.  The covenants were reset by RBC on August 16, 2013.  The Company was not in compliance with the reset covenants at June 30, 2014 and December 31, 2013.  See further discussion regarding this condition at Note 8.

For the six months ended June 30, 2014 and 2013, the Company’s interest expense for the SVB and RBC lines of credit, including amortization of deferred financing costs, was approximately $211,000 and $171,000, respectively.

RBC and SVB are party to a subordination agreement, pursuant to which RBC agreed to subordinate any security interest in assets of the Company granted in connection with the RBC Credit Agreement to SVB’s security interest in assets of the Company and its subsidiaries.

Under the RBC Credit Agreement, the lender provided Apex with a term loan as discussed at Note 8.

NOTE 8 – TERM DEBT

Term debt as of June 30, 2014, consists of the following (in thousands):

	Balance December 31, 2013	Additions	Payments	Amortization of Note Discount	Effect of Currency Translation	Balance June 30, 2014
RBC term loan	$1,169	$-	$(380)	$-	$(8)	$781

BDC term loan	1,589	-	-	-	4	1,593

SVB term loan-2	722	-	(166)	-	-	556

Total note discounts	(45)	-	-	15	-	(30)

Total debt	$3,435	$-	$(546)	$15	$(4)	2,900

less current portion						(1,095)

Debt, net of current portion						$1,805

The Company’s debt is recorded at par value adjusted for any unamortized discounts.  Discounts and costs directly related to the issuance of debt are capitalized and amortized over the life of the debt using the effective interest rate method and is recorded in interest expense in the accompanying unaudited condensed consolidated statements of operations.  Unamortized deferred financing costs of approximately $34,000 and $48,000 are included in other assets in the accompanying unaudited consolidated balance sheets as of June 30, 2014 and December 31, 2013, respectively.

RBC Term Loan -- On June 4, 2012, Apex entered into the RBC Credit Agreement with RBC described in Note 7, pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000, including a term facility (“RBC Term Loan”) in the amount of CDN $2,500,000 (US$2,401,000 at the Closing Date). The RBC Term Loan accrues interest at RBP plus 4% (7% at June 30, 2014). Principal and interest is payable over a three year period at a fixed principal amount of CDN $70,000 a month beginning in July 2012 and continuing through June 2015.  Apex paid approximately $120,000 in financing costs, which has been recorded as deferred financing costs or note discount in the accompanying unaudited consolidated balance sheets as of June 30, 2014 and December 31, 2013, and is being amortized to interest expense over the term of the loan.

In addition, the RBC Term Loan calls for mandatory repayments based on 20% of Apex’s free cash flow as defined in the RBC Credit Agreement, before discretionary bonuses based on the annual year end audited financial statements of Apex, beginning with the fiscal year ended December 31, 2012, and payable within 30 days of the delivery of the annual audited financial statements, and continuing every six months through December 31, 2014.  This amount is estimated to be $0 at June 30, 2014 and December 31, 2013.

The RBC Term Loan has certain financial covenants and other non-financial covenants.   On August 16, 2013 the RBC Credit Agreement was amended and certain financial covenants were modified.  Pursuant to the amended credit agreement and commencing with the fiscal year ended December 31, 2013, the Company is required to maintain a fixed coverage ratio, calculated on a consolidated basis of not less than 1.15:1 with a step-up to 1.25:1 as of March 31, 2014, tested on a rolling four quarter basis thereafter and a ratio of funded debt to EBITDA, calculated on an annual consolidated basis of not greater than 3.0:1, tested on a rolling four quarter basis thereafter.  As part of the revised financial covenants, covenant testing was waived by RBC for September 30, 2013.  The Company was not in compliance with the reset covenants at June 30, 2014 and December 31, 2013.  Although the Company believes it is not likely that RBC will exercise their rights up to, and including, acceleration of the outstanding debt, there can be no assurance that RBC will not exercise their rights pursuant to the provisions of the debt obligation.  Accordingly, the Company has classified the term debt obligation as current at June 30, 2014 and December 31, 2013.

BDC Term Loan -- On June 4, 2012, Apex also entered into the BDC Loan Agreement as part of the Apex Purchase Agreement described in Note 5, pursuant to which BDC made available to Apex a term credit facility (“BDC Term Loan”) in the aggregate amount of CDN $1,700,000 (USD $1,632,000 at the Closing Date). The BDC Term Loan accrues interest at the rate of 12% per annum, and matures on June 23, 2016, with an available one year extension for a fee of 2%, payable at the time of extension. In addition to the interest payable, consecutive quarterly payments of CDN$20,000 as additional interest are due beginning on June 23, 2012, and subject to compliance with bank covenants, Apex will make a mandatory annual principal payment in the form of a cash flow sweep which will be equal to 50% of the Excess Available Funds (as defined by the BDC Loan Agreement) before discretionary bonuses based on the annual year end audited financial statements of Apex. The maximum annual cash flow sweep in any year will be CDN$425,000.  As of June 30, 2014, the Company estimates that the cash sweep will be approximately $0.  Such payments will be applied to reduce the outstanding principal payment due on the maturity date. In the event that Apex’s annual audited financial statements are not received within 120 days of its fiscal year end, the full CDN$425,000 becomes due and payable on the next payment date. Apex paid approximately $70,000 in financing costs which $35,000 has been recorded as deferred financing costs and $35,000 recorded as a note discount in the accompanying consolidated balance sheet as of June 30, 2014, and is being amortized to interest expense over the term of the loan using the effective interest rate method. As of June 30, 2014, there was approximately $18,000 in unamortized deferred financing costs and $18,000 in unamortized note discount.

The terms of the BDC loan agreement also provide for a fee to BDC in the event of the occurrence of any of the following:

(a)	if 50% or more of any company comprising Apex or the Company (consolidated assets or shares) is sold or merged with an unrelated entity; or

(b)	if there is a change of control of Apex and/or the Company prior to the Maturity Date or any extended maturity date of the BDC Term Loan,

In the event of (a) or (b) above, Apex will pay to BDC a bonus in an amount equal to 2% of the aggregate value of Apex and the Company determined as at the closing date of such transaction, which bonus shall become due and payable at the time of the closing of such transaction. Notwithstanding any prepayment of the BDC Term Loan, the bonus and Apex’s obligation to pay same to BDC will remain in full force and effect until the maturity date or any amended or extended maturity date agreed by BDC such that in the event of any sale, initial public offering or similar transaction, Apex’s obligation to pay the bonus amount to the BDC will survive such prepayment.

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

The Amended SVB Loan Agreement includes various customary covenants, limitations and events of default. Financial covenants, among others, include liquidity and fixed charge coverage ratios, minimum tangible net worth requirements and limitations on indebtedness.   As of June 30, 2014, the Company was in compliance with the tangible Net Worth financial covenant and had available a $1.0 million cushion over the requirement.  The Company currently believes that at the time of this filing it is compliant with the terms and provisions of its SVB lending agreement and expects to continue to meet the requirements of our SVB financial covenants over the short and long term.  Should the Company continue to incur losses in a manner consistent with its recent historical financial performance, the Company will violate this covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

On February 27, 2013, the Company amended the Loan and Security Agreement which provided an additional term loan (the “SVB Term Loan 2”) of $1,000,000. The new term loan is due in 36 monthly installments of principal plus accrued interest beginning on April 1, 2013. The additional term loan accrues interest at 7.5% per annum. As of June 30, 2014 and December 31, 2013, the outstanding balance on the SVB Term Loan 2 was approximately $556,000 and $722,000, respectively.

For the six months ended June 30, 2014 and 2013, the Company’s interest expense on the term debt, including amortization of deferred financing costs, was approximately $216,000 and $301,000, respectively.

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

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue two classes of stock designated as common stock and preferred stock.  As of June 30, 2014, the Company is authorized to issue 110,000,000 total shares of stock.  Of that amount, 100,000,000 shares are common stock, each having a par value of $0.001.  The remaining 10,000,000 shares are preferred stock, each having a par value of $0.001, of which 500,000 shares are designated as Series A Preferred Stock, of which 269,608 are issued and outstanding, 500,000 shares are designated as Series B Preferred Stock, of which 131,347 are issued and outstanding, 4,000,000 shares are designated as Series D Preferred Stock, of which 730,357 shares are issued and outstanding, and 2,000,000 are designated as Series E Preferred Stock, of which 416,533 shares are issued and outstanding.

(a) Cumulative Convertible Preferred Stock

A summary of preferred stock outstanding as of June 30, 2014 is as follows (in thousands, except share data):

Description

Series A Preferred, $0.001 par value per share, 500,000 shares designated,
269,608 shares issued and outstanding, liquidation preference of $975
plus cumulative dividends of $402	$1,377
Series B Preferred, $0.001 par value per share, 500,000 shares designated,
131,347 shares issued and outstanding, liquidation preference of $380
plus cumulative dividends of $108	488
Series D Preferred, $0.001 par value per share, 4,000,000 shares designated,
730,357 shares issued and outstanding (net of $1,374 in issuance costs), liquidation preference of $7,449 plus cumulative imputed dividends and
beneficial conversion feature of $1,558	7,439
Series E Preferred, $0.001 par value per share, 2,000,000 shares designated,
416,533 shares issued and outstanding (net of $875 in issuance costs),
liquidation preference of $4,269 plus cumulative imputed dividends of $54	3,345

Total convertible preferred stock	$12,649

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

Series D Preferred Stock

On December 20, 2012, we filed a Certificate of Designation of Series D Preferred Shares (the “Series D Certificate of Designation”) with the Secretary of State of Delaware.  Pursuant to the Series D Certificate of Designation, we designated 4,000,000 shares of our preferred stock as Series D Preferred Stock.  The Series D Preferred Stock has a Stated Value of $10.00 per share, votes on an as-converted basis with the common stock, and is convertible, at the option of the holder, into such number of shares of our common stock equal to the number of shares of Series D Preferred Stock to be converted, multiplied by the Stated Value, divided by the Conversion Price in effect at the time of the conversion.  The initial Conversion Price is $1.00, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions.  As a result of the private placement closed on August 15, 2013 and August 21, 2013, the Conversion Price of the Series D Preferred Stock was reduced to $0.90.  As a result of the private placement closed on November 12, 2013 and November 22, 2013, the Conversion Price of the Series D Preferred Stock was reduced to $0.71.  As a result of the reduction in conversion price, the Company recorded a contingent beneficial conversion feature of $1.3 million.  The Series D Preferred Stock entitles the holder to cumulative dividends, payable quarterly, at an annual rate of (i) 8% of the Stated Value during the three year period commencing on the date of issue, and (ii) 12% of the Stated Value commencing three years after the date of issue.  We may, at our option, pay dividends in PIK Shares, in which event the applicable dividend rate will be 12% and the number of such PIK Shares issuable as a dividend will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of the Company’s common stock for the five prior consecutive trading days.  On January 1, 2014, the Board of Directors declared a PIK dividend payable in the form of 26,157 shares of Series D Preferred Stock.  The dividends were payable to holders of record as of December 31, 2013 for accrued dividends for the period of October 1, 2013 to December 31, 2013.  As those shares were not issued until April 2014, they have not been included in the Series D Preferred Stock balance at December 31, 2013.  As such, the Company recorded a dividend payable in Current Liabilities in the in the Condensed Consolidated Balance Sheet at December 31, 2013 at an estimated fair value of $213,000.  Additionally, on December 31, 2013, cash dividends of $351 were accrued for fractional share dividends not paid-in-kind.  In April 2014, the Company issued 26,157 Series D Preferred Stock PIK dividend shares, for previously accrued dividends.  On July 22, 2014, the Company paid a cash dividend of $146,000 on the Series D Preferred Stock for the period from April 1, 2014 to June 30, 2014. Such amount is accrued for in Current Liabilities at June 30, 2014 in the accompanying unaudited condensed consolidated balance sheet.

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

The Series E Preferred Stock entitles the holder to cumulative dividends (subject to the prior dividend rights of the Company’s Series D Preferred Stock), payable quarterly, at an annual rate of (i) 10% of the Stated Value during the three year period commencing on the date of issue, and (ii) 14% of the Stated Value commencing three years after the date of issue. We may, at our option (subject to certain conditions), pay dividends in PIK shares, in which event the applicable dividend rate will be 14% and the number of shares issuable as a dividend will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of our common stock for the five prior consecutive trading days.  On January 1, 2014, the Board of Directors declared a PIK dividend payable in the form of 7,533 shares of Series E Preferred Stock.  The dividends were payable to holders of record as of December 31, 2013 for accrued dividends for the period of October 1, 2013 to December 31, 2013.  As those shares were not issued until April 2014, they have not been included in the Series E Preferred Stock balance at December 31, 2013.  As such, the Company recorded a dividend payable in Current Liabilities in the Condensed Consolidated Balance Sheet at December 31, 2013 at an estimated fair value of $75,000.  Additionally, on December 31, 2013, cash dividends of $561 were accrued for fractional share dividends not paid-in-kind.  In April 2014, the Company issued 7,533 Series E Preferred Stock PIK dividend shares, for previously accrued dividends.  On July 22, 2014, the Company paid a cash dividend of $104,000 on the Series E Preferred Stock for the period from April 1, 2014 to June 30, 2014. Such amount is accrued for in Current Liabilities at June 30, 2014 in the accompanying unaudited condensed consolidated balance sheet.

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

 (b) Common Stock

For the six months ended June 30, 2014

There were no common stock issuances for the six months ended June 30, 2014.

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

On December 10, 2013, the Company issued 585,467 shares of its common stock as a result of the anti-dilution adjustment triggered by the sale of Series E Preferred Shares.  The common stock issued to investors at the closings on August 15, 2013 and August 21, 2013 contained certain price protection provisions.  These price protections are considered embedded options to contingently acquire common stock that are clearly and closely related to the host common stock and are therefore not bifurcated.  The shares issued were valued at $263,000 and were recorded as deemed dividend as of December 31, 2013.

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

(c) Warrants

For the six months ended June 30, 2014

There were no warrant issuances for the six months ended June 30, 2014.

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

As of August 15, 2013 and August 21, 2013, the dates of issuance, we recorded the warrant liability at $1,099,000.  At December 31, 2013, the warrants were re-valued with a fair value of $803,000.  At June 30, 2014, the warrants were revalued with a fair value of $637,000 with the difference of $166,000 recorded in the Company’s Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the six months ended June 30, 2014

On November 12, 2013 and November 22, 2013 in connection with the sale of Series E Preferred Stock, the Company issued 818,000 warrants to purchase shares of common stock with an exercise price of $0.55 per share provided to the placement agent with an estimated fair value of $278,000 determined using the Black Scholes option valuation pricing model.  The fair value calculation was prepared using the following assumptions: stock price: $0.47; expected term: 2.5 years; risk free rate of interest of 0.44%; volatility of 143%; and dividend yield of $0.

The following table summarizes information about the Company’s outstanding common stock warrants as of June 30, 2014:

				Total		Weighted
				Warrants	Total	Average
	Date		Strike	Outstanding	Exercise	Exercise
	Issued	Expiration	Price	and Exercisable	Price	Price

Senior Subordinated Notes	Dec-09	Dec-14	$3.62	138,260	$500,000
Senior Subordinated Notes	Dec-09	Dec-14	4.34	138,260	600,000
Placement Agent Preferred Stock - Class D	Dec-12	Dec-17	1.10	704,200	774,620
Common Stock Investor Warrants *	Aug-13	Aug-18	0.50	1,463,667	731,834
Placement Agent Warrants - Common Stock *	Aug-13	Aug-18	0.50	292,733	146,367
Placement Agent Preferred Stock - Class E	Nov-13	Nov-18	0.55	818,000	449,900

				3,555,120	$3,202,721	$0.90
* warrants classified as liabilities

NOTE 10 – ESOP PLAN

The Company has an Employee Stock Ownership Plan (the “ESOP”) which covers all non-union employees.  The Company’s contribution expense for the six months ended June 30, 2014, was $89,000 representing approximately $73,000 for the ESOP principal payment and $16,000 for the ESOP interest.  ESOP shares are allocated to individual employee accounts as the loan obligation of the ESOP to the Company is reduced.  These amounts were previously calculated on an annual basis by an outside, independent financial advisor.   Compensation costs relating to shares released are based on the fair value of shares at the time they are committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for the six months ended June 30, 2014 was approximately $46,000.  The fair value of the shares was $0.47 per share, based on the average of the daily market closing share price.

NOTE 11 - STOCK OPTION PLAN

In December 2010, the Company established the 2010 Stock Option Plan (the “Plan”).  The Plan authorizes the issuance of 1,000,000 shares of common stock. Pursuant to the terms of the August 16, 2010 merger agreement, the Company assumed all of Old DecisionPoint’s obligations under their outstanding stock option plans.

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

A summary of the status of the Plans as of June 30, 2014, and information with respect to the changes in options outstanding is as follows:

			Weighted -
	Options		Average	Aggregate
	Available	Options	Exercise	Intrinsic
	for Grant	Outstanding	Price	Value

December 31, 2013	195,495	804,505	$1.39	$-
Granted	(183,648)	183,648	0.50	-
Exercised	-	-	-	-
Forfeited	251,471	(251,471)	2.05	-
June 30, 2014	263,318	736,682	$1.11	$-

Exercisable options at June 30, 2014		570,921	$1.14	$-

The following table summarizes information about stock options outstanding as of June 30, 2014:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.46 - 0.53	443,648	2.52	$0.50	330,440	2.53	$0.49
$1.33 - 2.03	136,272	2.51	1.90	130,176	2.51	1.90
$2.06 - 4.34	156,762	6.84	2.16	110,305	6.78	2.16

Total	736,682	3.44	$1.11	570,921	3.35	$1.14

No awards were exercised during the six months ended June 30, 2014 and 2013, respectively.  The total fair value of awards vested for the six months ended June 30, 2014 and 2013 was $52,000 and $40,000, respectively.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period.  The fair value of options granted to directors during the six months ended June 30, 2014, was $58,000 (no options were granted during the six months ended June 30, 2013).  The fair values were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Six Months Ended
	June 30,
	2014	2013
Expected term	1.50 years	N/A
Expected volatility	143.49%	N/A
Dividend yield	0%	N/A
Risk-free interest rate	0.27%	N/A

The Company estimates expected volatility using historical volatility of its common stock over a period equal to the expected life of the options.  The expected term of the awards represents the period of time that the awards are expected to be outstanding.  Management considered expectations for the future to estimate employee exercise and post-vest termination behavior.  The Company does not intend to pay common stock dividends in the foreseeable future, and therefore has assumed a dividend yield of zero.  The risk-free interest rate is the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term of the awards.

Employee and director stock-based compensation costs for the six months ended June 30, 2014 and 2013, was $50,000 and $21,000, respectively, and is included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.  As of June 30, 2014, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was $83,000 which is expected to be recognized over a weighted-average vesting period of 1.62 years.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its facilities and certain equipment under various operating leases which expire at various dates through fiscal 2020 and require us to pay a portion of the related operating expenses such as maintenance, property taxes, and insurance.  There have been no material changes to our lease arrangements during the six months ended June 30, 2014.  Please refer to Note 15 to the audited consolidated financial statements for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014.

Rent expense for the six months ended June 30, 2014 and 2013, was $263,000 and $348,000, respectively.

Apex Earn Out Obligations - If EBITDA (as uniquely defined in the Apex Purchase Agreement), for the twelve months ending July 31, 2013 (“2013 EBITDA”), is equal to or less than CDN$2,000,000, Apex shall pay an amount, to its former owners, equal to the product of the 2013 EBITDA multiplied by four less CDN$5,000,000 (“2013 EBITDA Basic Earn-Out Amount”), up to a maximum of CDN$3,000,000. An amount equal to 22.22% of the 2013 EBITDA Basic Earn-Out Amount shall be paid in cash and the balance shall be paid by Apex issuing a subordinated convertible note (the “Apex Note”).

Under the terms of the Note, Apex will pay the principal sum due on the Note in eight quarterly payments (“Installment Dates”). Interest from and after June 18, 2014, shall be paid in arrears on the last day of each calendar quarter commencing on September 30, 2014.  On June 9, 2014, the accounting expert issued their final report and the fair value of the Earn-Out was calculated to be CDN$400,000 of which CDN$89,000 (US$84,000) (22.22%) was paid in cash and CDN$311,000 (77.78%) payable in the form of a convertible promissory note.  At June 30, 2014, there is CDN$311,000 (US$291,000) recorded in accrued earn out consideration in the unaudited condensed consolidated financial statements.  The convertible promissory note is expected to be executed in the third quarter of 2014.  The interest rate shall be determined as follows:

(i)	9% per annum, calculated and compounded quarterly before July 1, 2015; and

(ii)	11% per annum, calculated and compounded quarterly after June 30, 2015;

(iii)
except, however, that, if, during the term of the Apex Note, the Company raises Net Equity Capital (as defined in the Note) in an amount greater than CDN$5,000,000 and this Note is not repaid in full within 30 days from the date that the Company receives such Net Equity Capital, the interest rate otherwise provided in the Note shall be 15% per annum from the end of such 30-day period to the first anniversary thereof and 20% per annum thereafter to the date of payment in full.

The Apex Note is convertible, only on each Installment Date, at the option of the Note holder, into shares of our common stock at a conversion price that is equal to the greater of the Canadian Dollar equivalent of the market price of our common stock on the day prior to the conversion using a fixed rate of US$1.00=CDN$1.04, or the Canadian Dollar equivalent of US$1.00 = CDN$1.04.  The shares issuable under the Note will be restricted but will have certain piggy back registration rights as set forth in the Apex Purchase Agreement.

The Company entered into an employment agreement with Donald Dalicandro, the Former Chief Executive Officer of Apex, as a result of the Apex acquisition.  The agreement calls for annual bonus upon achieving certain results of operation at Apex for the 12 months ending July 31, 2013, 2014, and 2015.  Such bonuses are considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not his employment is retained.  The fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Apex Closing Date).  At June 30, 2014, there is CDN$101,000 (US$94,000) recorded in accrued earn out consideration in the unaudited condensed consolidated financial statements.

Apex Escrow Obligation - As part of the Apex Purchase Agreement, from the Apex Closing Date up until the expiry of the bonus period, the Company is obligated to escrow 25% of any Equity Capital raised in excess of $500,000.  The funds in the escrow are to be used to pay the 2013 EBITDA Basic Earn-Out and the 2013 EBITDA Additional Earn-Out and the additional bonus consideration.  In December 2012, the Company raised $7,042,000 as part of the Series D Purchase Agreement.  In August 2013, the Company raised $1,756,000 as part of the Common Stock Purchase Agreement.  In November 2013, the Company raised $4,090,000 as part of the Series E Purchase Agreement.  These funds have not been placed into escrow pending agreement between the Company and the sellers of Apex regarding the financial institution that will escrow the funds, the amount of funds that are to be placed in escrow and the escrow agreement itself.

Contingencies – In addition to the matter discussed below, from time to time the Company is subject to the possibility of involvement in litigation incidental to the conduct of our business.  When applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.  While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations.

Wells Notice - On July 2, 2014, the Company received a written “Wells Notice” from the staff of the SEC indicating that the staff has made a preliminary determination to recommend that the SEC bring an administrative proceeding against the Company.  On the same day Nicholas R. Toms, the Company’s President and Chief Executive Officer and a member of the Board of Directors, also received a Wells Notice.  The SEC staff has informed the Company that both Wells Notices relate to allegations that, from late 2009 to early 2011, Mr. Toms was the beneficial owner of shares of common stock of the Company that were held and traded by a Delaware corporation in which Mr. Toms was a 10% owner; that Mr. Toms exercised control over the corporation’s securities account; and that the corporation’s shareholding and trades should have been reflected at the relevant times in public disclosures of Mr. Toms’ other holdings of the Company’s common stock.

A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred.  Rather, it provides the recipient with an opportunity to respond to issues raised by the SEC staff and offer its perspective to the SEC staff prior to any decision to institute proceedings.  The Company intends to make a submission to the SEC staff in response to the Wells Notice setting forth why no action should be commenced against it. The submission is due on August 8, 2014.

In addition, the Company’s Audit Committee is conducting an internal review, assisted by new outside counsel, and the Company’s independent directors have placed Mr. Toms on leave from his duties as an officer of the Company, pending further inquiries and determinations.  Mr. Toms remains a director of the Company and retains his duties as a director.  Mr. Dan Romanello, who has served since August 2013 as the Executive Advisor to the CEO, is undertaking Mr. Toms’ duties as an officer on an interim basis.

Settlement of Taglich Action – In July 2014, the Company settled an action brought against it by stockholder Michael N. Taglich, in the Delaware Chancery Court, seeking to compel the Company to hold an annual meeting of stockholders.  Pursuant to the settlement, the parties agreed that the Company shall hold an annual meeting of stockholders on or before October 15, 2014.

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

Forward Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations of such terms, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of forward-looking statements.  Such statements reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face and otherwise, and actual events may differ from the assumptions underlying the statements that have been made as a result of the risks we face and otherwise.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation, the risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 31, 2014 and the following:

•	Our ability to raise capital when needed and on acceptable terms and conditions;
•	Our ability to manage the growth of our business through internal growth and acquisitions;
•	The intensity of competition;
•	General economic conditions; and,
•	Our ability to attract and retain management, and to integrate and maintain technical and management information systems.

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

Mobile computing capabilities and usage continue to grow.  With choice comes complexity so helping our customers navigate the myriad of options is what we aim to do best.  The right choice may be an off-the-shelf application or a custom business application to fit a very specific business process.  DecisionPoint has the specialized resources and support structure to help our customers make the right choices, and then to deliver to those customers the hardware, software, connectivity and follow-up maintenance and other services that they need.  We address the mobile application needs of customers in the retail, manufacturing, transportation, warehousing, distribution, logistics and other market segments.  We continue to invest in building out our capabilities to support these markets and business needs.  For example, in July 2012, we invested in the expansion of our custom software development capabilities through the acquisition of Illume Mobile in Tulsa, OK, which specializes in the custom development of specialized mobile business applications for Apple, Android and Windows Mobile devices.  Additionally, through the acquisition of Illume Mobile we acquired a cloud-based, horizontal software application “ContentSentral” which manages and distributes multiple types of corporate content (for example, PDF, video, images, and spreadsheets) on mobile tablets used by field workers.  We also substantially increased our software products expertise with the acquisition in June 2012 of Apex in Canada.  The APEXWare™ software suite significantly expanded our field sales/service software offerings.  APEXWare™ is a purpose-built mobile application suite well suited to the automation of field sales/service and warehouse workers.  Additionally, we continue to expand our deployment and MobileCare support offerings.  In 2012 we moved our headquarters location to a larger facility in Irvine, CA in order to accommodate the expansion of our express depot and technical support organizations.  In 2013 we consolidated our East Coast depot facility into our larger facility in Irvine, CA in order to provide our East Coast customers with later service hours and to gain some economies of scale.  We also continue to invest in our “MobileCare EMM” enterprise mobility management offering.  We are continuing to extend our mobile device management (“MDM”) offering from our historically ruggedized mobile computer customer base to address the growing use of consumer devices by clients and others and to support the Bring Your Own Device (“BYOD”) and Bring Your Own Application (“BYOA”) movements affecting commerce and our industry in general.

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

Results of Operations

For comparison purposes, all dollar amounts have been rounded to nearest million while all percentages are actual.  Due to rounding, column entries in the tables presented may not sum to the totals presented in the table.

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)

Net sales	$16,514	$14,721	12.2%	$33,222	$28,493	16.6%
Gross profit	3,783	3,566	6.1%	7,356	6,390	15.1%
Total operating expenses	3,417	4,464	(23.5%)	7,134	9,496	(24.9%)
Operating income (loss)	366	(898)	(140.8%)	222	(3,106)	(107.2%)
Net income (loss) before income taxes	81	(1,146)	(107.1%)	(10)	(3,575)	(99.7%)

Net Sales

Net sales for the three and six months ended June 30, 2014 and 2013 is summarized below:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)

Hardware	$10,308	$8,541	20.7%	$21,854	$16,901	29.3%
Professional services	4,824	4,411	9.4%	8,645	8,344	3.6%
Software	961	1,461	(34.2%)	1,945	2,536	(23.3%)
Other	420	308	36.2%	778	712	9.3%
	$16,514	$14,721	12.2%	$33,222	$28,493	16.6%

Net sales were $16.5 million for the three months ended June 30, 2014, compared to $14.7 million for the same period ended June 30, 2013, an increase of $1.8 million or 12.2%.  The increase was driven principally by our hardware category, which grew by $1.8 million, or 20.7% over the comparable period.  The increase in hardware revenue was partially due to significant orders by several large retail customers in the second quarter of 2014.  We also recognized higher revenues through the expansion of our customer base and continued ordering from customers acquired after the first quarter of 2013.

Net sales were $33.2 million for the six months ended June 30, 2014, compared to $28.5 million for the same period ended June 30, 2013, an increase of $4.7 million or 16.6%.  The increase was driven principally by our hardware category, which grew by $4.9 million, or 29.3% over the comparable period.  The increase in hardware revenue was partially due to significant orders by several large retail customers in the first quarter and second of 2014.  The increase in revenue was also due to the increased field mobility solution sales and increased professional services revenue from our CMAC subsidiary for the six months ended June 30, 2014, compared to the period ended June 30, 2013.  We also recognized higher revenues through the expansion of our customer base and continued ordering from customers acquired after the first quarter of 2013. The decrease in software revenue of $0.6 million, or 23.3% for the six months ended June 30, 2014 was primarily attributable to the decrease of $0.5 million in the second quarter ended June 30, 2014 associated with the Apex business. Software revenue for Apex in the second quarter of 2013 received the benefit of a new customer and additional business opportunities not recognized at the same level in the second quarter of 2014.

Improved economic conditions in the U.S. have had a positive effect on our sales.  In 2013, major retail chains deferred new technology implementation and delayed systems’ refresh.  Conversely, the economic environment in 2012 stabilized whereupon we benefitted from renewed interest and more importantly, fundamental need to implement new cost saving technology.  While the slowly improving economic conditions in the U.S. have had a positive effect generally, we have continued to experience greater competitive forces in the market place within our core traditional solutions business.  The current economic environment in 2014 has continued to improve whereupon we are continuing to see an increased volume of requests for implementation of new cost saving technology which will enable our customers to compete for the ultimate consumer spending in their retail stores.

Cost of Sales

Cost of sales for the three and six months ended June 30, 2014 and 2013 is summarized below:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)

Hardware	$8,415	$6,851	22.8%	$17,752	$13,613	30.4%
Professional services	3,039	2,865	6.1%	5,617	5,658	(0.7%)
Software	954	1,206	(20.9%)	1,889	2,286	(17.4%)
Other	323	233	38.3%	607	546	11.3%
	$12,731	$11,155	14.1%	$25,866	$22,103	17.0%

The cost of sales line includes hardware costs, third party licenses, costs associated with third party professional services, salaries and benefits for project managers and software engineers, freight, consumables and accessories.

Cost of sales was $12.7 million for the three months ended June 30, 2014, compared to $11.2 million for the same period ended June 30, 2013, an increase of $1.5 million or 14.1%.  The increase in cost of sales for hardware of 22.8% for the three months ended June 30, 2014 compared to the same period in 2013 was slightly higher than the hardware revenue increase due to fewer large orders which usually have reduced pricing and product mix.  The increase in cost of sales for professional services from the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was 6.1%, less than the professional services revenue growth rate of 9.4% for the same period, which was due to reductions in professional service personnel that we achieved as a component of our operational improvement efforts.  The decrease in cost of sales for software of 20.9% for the three months ended June 30, 2014 compared to the similar period in 2013 was less than the decrease in software revenues for the same period and related to professional service personnel reductions.  The increase in other cost of sales was approximately in proportion to the increase in the other revenues.

Cost of sales was $25.9 million for the six months ended June 30, 2014, compared to $22.1 million for the same period ended June 30, 2013, an increase of $3.8 million or 17.0%.  The increase in cost of sales for hardware of 30.4% for the six months ended June 30, 2014 compared to the same period in 2013 was slightly higher than the hardware revenue increase due to fewer large orders which usually have reduced pricing and product mix.  The decrease in cost of sales for professional services from the six months ended June 30, 2014 to the six months ended June 30, 2013 was 0.7% compared to the revenue growth rate of 3.6%, and was due to reductions in professional service personnel that we achieved as a component of our operational improvement efforts.  The decrease in cost of sales for software of 17.4% for the six months ended June 30, 2014 compared to the same period in 2013 was also related to professional service personnel reductions.  The increase in other cost of sales was approximately in proportion to the increase on other revenues.

Gross Profit

Gross profit for the three and six months ended June 30, 2014 and 2013 is summarized below:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)

Hardware	$1,893	$1,690	12.1%	$4,102	$3,288	24.8%
Professional services	1,786	1,547	15.4%	3,028	2,686	12.8%
Software	7	255	(97.3%)	56	250	(77.5%)
Other	97	75	29.5%	170	166	2.4%
	$3,783	$3,566	6.1%	$7,356	$6,390	15.1%
As a percentage of sales	22.9%	24.2%	(1.3%)	22.1%	22.4%	(0.3%)

Our gross profit was $3.8 million for the three months ended June 30, 2014, compared to $3.6 million for the same period ended June 30, 2013, an increase of $0.2 million or 6.1%.  Our gross margin decreased by 1,316 basis points to 22.9% in 2014, from 24.2% in the comparable period of 2013.

Our gross profit was $7.4 million for the six months ended June 30, 2014, compared to $6.4 million for the same period ended June 30, 2013, an increase of $1.0 million or 15.1%.  Our gross margin decreased by 281 basis points to 22.1% in 2014, from 22.4% in the comparable period of 2013.

We believe that we would have realized even better gross margins had it not been for the very competitive environment for hardware sales across our entire customer base, hardware sales carry a lower gross margin.  We realized higher gross margins on our professional services, due to our increased emphasis on cost control and reductions in professional services personnel.

Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)

Selling, general and administrative expenses	$3,417	$4,464	(23.5%)	$7,134	$9,496	(24.9%)
As a percentage of sales	20.7%	30.3%	(9.6%)	21.5%	33.3%	(11.9%)

Selling, general and administrative expenses were $3.4 million for the three months ended June 30, 2014, compared to $4.5 million for the same period in the prior year.  This represents a decrease of $1.2 million, or 23.5%.

Selling, general and administrative expenses were $7.1 million for the six months ended June 30, 2014, compared to $9.5 million for the same period in the prior year.  This represents a decrease of $1.4 million, or 24.9%.

The decrease for the three and six months ended June 30, 2014 compared to the similar periods in the prior year were due to significant efforts to streamline our business model.  These efforts included, consolidation of our East Coast depot facility in to our larger California depot facility, reduction of outsourced consulting expertise where unnecessary and the replacement of certain service providers with lower cost providers.  We have also consolidated administrative personnel and reduced total staffing levels by 29% from April 2013 through February 2014, constituting annual savings of $3 million.  These cost reduction measures have reduced the expense structure of our business significantly. We are focused on continuing to improve processes and reduce costs.

Depreciation and Amortization

We account for a portion of our depreciation and amortization expense as cost of sales, and the remainder as selling, general and administrative expense. Depreciation and amortization for the three and six month periods ended June 30, 2014 and 2013 is summarized below:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Depreciation and amortization
In cost of sales	$0.2	$0.2	5.7%	$0.4	$0.4	4.3%
In operating expenses	0.2	0.3	(19.6%)	0.5	0.6	(20.0%)
Total depreciation and amortization	$0.4	$0.5	(9.4%)	$0.9	$1.0	(10.1%)
As a percentage of sales	2.7%	3.4%	(0.6%)	2.7%	3.5%	(0.8%)

The reduction in depreciation and amortization accounted for as selling, general and administrative expense was principally as a result of a decrease in the amortization of intangible assets.

Interest Expense

Interest expense arises from our outstanding balances under our lines of credit and from our outstanding subordinated debt.

Interest expense was $222,000 for the three months ended June 30, 2014, compared to $256,000 for the same period in the prior year.  The $34,000 decrease in interest expense reflected a decrease in our average outstanding general debt obligations during the three months ended June 30, 2014 compared to the similar period in the prior year.

Interest expense was $429,000 for the six months ended June 30, 2014, compared to $483,000 for the same period in the prior year.  The $54,000 decrease in interest expense reflected a decrease in our average outstanding general debt obligations during the six months ended June 30, 2014 compared to the similar period in the prior year.

Liquidity and Capital Resources

Going Concern Matters

Our consolidated financial statements were prepared on a going concern basis in accordance with U.S. GAAP. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern.  Our history of losses, working capital deficit, capital deficit, minimal liquidity and other factors raises substantial doubt about our ability to continue as a going concern.  In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must do some or all of the following: establish sustained positive operating results through increased sales, successfully implement cost cutting measures, avoid further unforeseen expenses, potentially raise additional equity or debt capital, and successfully refinance our current debt obligations when they come due in February of 2015.  There can be no assurance that we will be able achieve sustained positive operating results or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us.

If we do not continue to achieve positive operating results  and do not raise sufficient additional capital, material adverse events may occur including, but not limited to: 1) a reduction in the nature and scope of our operations, 2) our inability to fully implement our current business plan and 3) continued defaults under our various loan agreements.   There can be no assurances that we will be able to successfully improve our liquidity position.  Our consolidated financial statements do not do not reflect any adjustments that might be required if our liquidity position does not improve.

Cash and Capital Resources

Although we have historically experienced losses, a material part of those losses have been from non-cash transactions.  In connection with these losses, we have accumulated substantial net operating loss carry-forwards to set off against future taxable income.  In order to maintain normal operations for the foreseeable future, generate taxable income and make use of our net operating loss carry-forwards, we must continue to have access to our lines of credit, establish sustained positive operating results and access additional equity or debt capital.  There can be no assurance that we will be able to achieve sustainable positive operating results or cost reductions or that we can obtain additional funds when needed to continue our normal operations.

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity.  We believe that our strategic shift to higher margin field mobility solutions with additional APEXWare™ software and professional service revenues will improve our results as general economic conditions continue to improve.

In the quarter ended June 30, 2014, we experienced an increase in revenue of $1.8 million, or 12.2% compared to the quarter ended June 30, 2013, and a $4.7 million, or 16.6% increase in revenue for the six months ended June 30, 2014 over the comparable six months of 2013.  In the quarter ended June 30, 2014, we experienced net loss of $19,000 compared to the net loss of $1.1 million for the quarter ended June 30, 2013, and a $132,000 net loss for the six months ended June 30, 2014 compared to a net loss of $3.2 million for the comparable period in 2013.  At June 30, 2014, we had a substantial working capital deficit totaling $9.5 million, which has improved by $0.4 million from the working capital deficit of $9.9 million at December 31, 2013.  Although a portion of this deficit is associated with deferred costs, unearned revenues and term debt that has been classified current due to expected future covenant violations (see further discussion at Note 8, Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements), our liabilities that we expect will be satisfied in the foreseeable future in cash substantially exceed the operating assets that are expected to be satisfied in cash.  As a result of our historical operations, the availability under our credit line has contracted and our liquidity has been constrained.

To address liquidity constraints, we have reduced non-essential expenses.  Such expense reductions have included, but have not been limited to, the consolidation of information technology environments, the consolidation of our East Coast depot facility in to our larger California depot facility, the reduction of outsourced consulting expertise where unnecessary and the replacement of certain service providers with lower cost providers.  We have also consolidated administrative personnel and reduced total staffing levels by 29% from April 2013 through February 2014, constituting annual savings of approximately $3 million.  These cost reduction measures have reduced the expense structure of our business significantly.  We are focused on continuing to improve processes and reduce costs.  Currently, we have no plans to seek additional outside funding through the sale of our securities unless deemed necessary.  Should additional outside financing be needed, there is no assurance that such amounts will be available on terms acceptable to us, or at all.  If we raise additional funds by selling additional shares of our capital stock, or securities convertible into shares of our capital stock, the ownership interests of our existing common stockholders will be diluted.

During 2012, 2013 and the first six months of 2014, all principal and interest payments on our term debt were made within payment terms.

As a matter of course, we do not maintain significant cash balances on hand because we have availability under our lines of credit.  Typically, we use any excess cash to repay the then outstanding line of credit balance.  As long as we continue to generate revenues and meet our financial covenants, we are permitted to draw down on our SVB line of credit to fund our normal working capital needs. Our line of credit has a borrowing capacity of up to $10 million and is due February 2015.  As of June 30, 2014 and December 31, 2013, the outstanding balance on our SVB line of credit was approximately $4.6 and $3.9 million, respectively, and the interest rate was 7.0%.  As of June 30, 2014, there was $1.7 million available under the SVB line of credit. The line of credit has a certain financial covenant and other non-financial covenants.  The minimum Tangible Net Worth requirement of $8.7 million deficit is to be reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation).   As of June 30, 2014 and December 31, 2013, we were in compliance with the Tangible Net Worth financial covenant and had available a $1.0 million and $0.8 million cushion over the requirement, respectively.  We believe that at the time of this filing we are in compliance with the terms and provisions of its SVB lending agreement.  Should our results fail to improve further or once more deteriorate in a manner consistent with its recent historical financial performance, we will violate the Tangible Net Worth financial covenant without additional net capital outside funding in amounts that are approximately twice the amount of the losses incurred.

We have $0.8 million of term debt with the Royal Bank of Canada (the “RBC Term Loan”), $1.6 million of term debt with the BDC (the “BDC Term Loan”) and $0.6 million of term debt with SVB (the ”SVB Term Loan”).  For more information regarding these Term Loans, please see our Annual Report on Form 10-K filed with the SEC on March, 31, 2014.  All three Term Loans have financial covenants.  We were in compliance with the covenants of these Term Loans except for the RBC Term Loan, for which we were not in compliance at June 30, 2014 and December 31, 2013.  Although the Company believes it is not likely that RBC will exercise their rights up to, and including, acceleration of the outstanding debt, there can be no assurance that RBC will not exercise their rights pursuant to the provisions of the debt obligation.  Accordingly, the Company has classified the term debt obligation as current at June 30, 2014 and December 31, 2013.

As part of the Apex Purchase Agreement, from the Apex Closing Date up until the expiry of the bonus period, under that agreement we are obligated to escrow 25% of any Equity Capital raised in excess of $500,000.  The funds in the escrow are to be used to pay the 2013 EBITDA Basic Earn-Out, the 2013 EBITDA Additional Earn-Out and the additional bonus consideration.  In December 2012, the Company raised $7,042,000 as part of its Series D preferred stock offering.  In August 2013, the Company raised $1,756,000 issuing common stock.  In November 2013, the Company raised $4,090,000 as part of its Series E preferred stock offering.  None of these funds have been placed into escrow pending agreement between the Company and the sellers of Apex regarding the financial institution that will escrow the funds, the amount of funds that are to be placed into escrow and the escrow agreement itself.

In the last five complete years of operations from 2009 through 2013, we have not experienced any significant effects of inflation on our product and service pricing, revenues or our income (loss) from continuing operations.

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

Adjusted Working Capital at June 30, 2014 and December 31, 2013 are computed as follows (in thousands):

	June 30,	December 31,
	2014	2013

Current assets	$15,906	$16,912
Current liabilities	25,382	26,787

Working capital - U.S. GAAP	(9,476)	(9,875)
Deferred costs	(4,055)	(3,809)
Deferred revenue	7,263	7,481

Adjusted working capital - Non-GAAP measure	$(6,268)	$(6,203)

2014 Financing

We have not engaged in any securities issuances or other material capital raising in the first six months of 2014.

2013 Financing and Common Stock Private Placement

For information concerning the financing we undertook in 2012 and 2013, please see our Annual Report on Form 10-K filed with the SEC on March, 31, 2014.

Cash Flows from Operating, Investing and Financing Activities

Information about our cash flows, by category, is presented in the accompanying unaudited Condensed Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013 (in millions):

	Six Months Ended
	June 30,
	2014	2013	Increase/(Decrease)

Operating activities	$1.1	$0.2	$0.9	(434.0%)
Investing activities	(0.0)	(0.0)	0.0	234.3%
Financing activities	(0.2)	(1.0)	0.8	(78.2%)

Net cash provided by operating activities during the first six months of 2014 increased by $0.9 million over the same period in the prior year.  The increase in cash from operations was primarily driven by a decrease in net loss in the first six months of 2014 of $3.1 million.  Our net loss was $132,000 in the first six months of 2014, a portion of which was the result of non-cash transactions during the year.  Specifically, we had a $0.1 million non-cash expense related to employee and non-employee stock based compensation and a net $0.8 million of other non-cash transactions such as depreciation and amortization.  Additionally, the changes in net working capital and other balance sheet changes contributed to a $2.0 million decrease in cash used in operating activities, most notably from a $1.9 million decrease in accounts receivable due to timing of receivable collections and a $1.2 million decrease in accounts payable that was offset by a $0.9 million increase in inventory.

During the six months ended June 30, 2013, net cash provided by operating activities was $200,000.  Our net loss was $1.5 million during the first six months of 2013, most of which was the result of non-cash transactions during the quarter.  Specifically, we had a $1.0 million non-cash expense including depreciation and amortization, employee and non-employee stock-based compensation.

Net cash (used in) or provided by investing activities was negligible during the six months ended June 30, 2014 and the comparable six months of 2013.

During the six months ended June 30, 2014, net cash used in financing activities was $0.2 million, due to $0.1 million in paid financing costs, $0.5 million in repayments under our term loans, $0.3 million in payments for the Series D and Series E Preferred Stock dividends and $0.1 million for payment on contingent acquisition liability, offset by cash provided by an $0.8 million in net amounts borrowed under our lines of credit.

During the six months ended June 30, 2013, net cash used in financing activities was $1.0 million, primarily due to $1.0 million in proceeds from the SVB term loan, net of $1.0 million in payments for term loans and a net $0.7 million in net payments under our lines of credit.

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

There have been no material changes to the Company's critical accounting policies during the six months ended June 30, 2014.  See Footnote 2 of the Company's consolidated financial statements included in the Company's 2013 Annual Report on Form 10-K filed on March 31, 2014 with the SEC, for a description of the Company's critical accounting policies.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and most industry specific guidance.  This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted.  Accordingly, we will adopt this new guidance beginning in fiscal 2017.  Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance and management is currently evaluating which transition approach to use and the impact of this new guidance on our consolidated financial position or results of operations.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2014.

Inflation

We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Acting Chief Executive Officer (principal executive officer) (see Part II, Item 1, Legal Proceedings) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))) as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the effectiveness of our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Acting Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In addition to the matter described below, from time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We may also become involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and other regulatory agencies regarding our business, and involving, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

Wells Notice - On July 2, 2014, the Company received a written “Wells Notice” from the staff of the SEC Commission (the “SEC”) indicating that the staff has made a preliminary determination to recommend that the SEC bring an administrative proceeding against the Company.  On the same day Nicholas R. Toms, the Company’s President and Chief Executive Officer and a member of the Board of Directors, also received a Wells Notice.  The SEC staff has informed the Company that both Wells Notices relate to allegations that, from late 2009 to early 2011, Mr. Toms was the beneficial owner of shares of common stock of the Company that were held and traded by a Delaware corporation in which Mr. Toms was a 10% owner; that Mr. Toms exercised control over the corporation’s securities account; and that the corporation’s shareholding and trades should have been reflected at the relevant times in public disclosures of Mr. Toms’ other holdings of the Company’s common stock.

A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred.  Rather, it provides the recipient with an opportunity to respond to issues raised by the SEC staff and offer its perspective to the SEC staff prior to any decision to institute proceedings.  The Company intends to make a submission to the SEC staff in response to the Wells Notice setting forth why no action should be commenced against it. The submission is due on August 8, 2014.

In addition, the Company’s Audit Committee is conducting an internal review, assisted by new outside counsel, and the Company’s independent directors have placed Mr. Toms on leave from his duties as an officer of the Company, pending further inquiries and determinations. Mr. Toms remains a director of the Company and retains his duties as a director.   Mr. Dan Romanello, who has served since August 2013 as the Executive Advisor to the CEO, is undertaking Mr. Toms’ duties as an officer on an interim basis.

Settlement of Taglich Action – In July 2014, the Company settled an action brought against it by stockholder Michael N. Taglich, in the Delaware Chancery Court, seeking to compel the Company to hold an annual meeting of stockholders.  Pursuant to the settlement, the parties agreed that the Company shall hold an annual meeting of stockholders on or before October 15, 2014.

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

DecisionPoint Systems, Inc.

Date: August 7, 2014	By:	/s/ Dan Romanello
Dan Romanello
Acting Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2014	By:	/s/ Michael P. Roe
Michael P. Roe
Chief Financial Officer (Principal Financial and Accounting Officer)