Form 10-Q
period 2014-09-30
DecisionPoint Systems, Inc.
filed 2014-11-10
CIK 1505611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

The number of shares of common stock, par value $0.001 per share of DecisionPoint Systems, Inc. outstanding as of the close of business on October 31, 2014, were 12,729,563.

DECISIONPOINT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.                       FINANCIAL STATEMENTS

DECISIONPOINT SYSTEMS, INC.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2014	2013

ASSETS
Current assets
Cash	$1,471	$641
Accounts receivable, net	6,860	10,504
Due from related party	-	188
Inventory, net	642	1,533
Deferred costs	3,667	3,809
Deferred tax assets	47	49
Prepaid expenses and other current assets	463	188
Total current assets	13,150	16,912

Property and equipment, net	137	136
Other assets, net	131	165
Deferred costs, net of current portion	1,406	1,807
Goodwill	8,295	8,395
Intangible assets, net	2,523	3,907
Total assets	$25,642	$31,322

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$7,910	$9,774
Accrued expenses and other current liabilities	3,658	2,976
Lines of credit	4,046	3,883
Current portion of debt	878	1,474
Due to related parties	152	77
Accrued earn out consideration	90	319
Warrant liability	549	803
Unearned revenue	5,824	7,481
Total current liabilities	23,107	26,787

Long term liabilities
Unearned revenue, net of current portion	2,037	2,481
Debt, net of current portion and discount	1,655	1,961
Accrued earn out consideration, net of current portion	-	149
Deferred tax liabilities	703	740
Other long term liabilities	66	77
Total liabilities	27,568	32,195

Commitments, contingencies, and subsequent events	-	-

STOCKHOLDERS' DEFICIT
Cumulative Convertible Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,547,845 and 1,514,155 shares issued and outstanding, including cumulative and imputed preferred dividends of $2,208 and $1,956, and with a liquidation preference of $13,614 and $13,232 at September 30, 2014
and December 31, 2013, respectively	12,735	12,193
Common stock, $0.001 par value, 100,000,000 shares authorized,
12,883,446 issued and 12,729,563 outstanding as of September 30, 2014,
and as of December 31, 2013	13	13
Additional paid-in capital	17,248	17,231
Treasury stock, 153,883 shares of common stock	(205)	(205)
Accumulated deficit	(31,173)	(29,475)
Unearned ESOP shares	(520)	(629)
Accumulated other comprehensive loss	(24)	(1)
Total stockholders’ deficit	(1,926)	(873)
Total liabilities and stockholders' deficit	$25,642	$31,322

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net sales	$14,143	$17,575	$47,365	$46,067

Cost of sales	11,123	14,113	36,989	36,216

Gross profit	3,020	3,462	10,376	9,851

Selling, general and administrative expense	3,028	4,485	10,161	13,981
Adjustment to earn-out obligations	-	(820)	-	(820)

Operating income (loss)	(8)	(203)	215	(3,310)

Other (income) expense, net:
Interest expense	229	241	658	723
Fair market value adjustment of warrant liabilities	(88)	(166)	(254)	(166)
Other (income) expense, net	17	(2)	(12)	(16)
Total other expense, net	158	73	392	541

Net loss before income taxes	(166)	(276)	(177)	(3,851)

Provision (benefit) for income taxes	397	(109)	519	(466)

Net loss	(563)	(167)	(696)	(3,385)

Cumulative and imputed dividends on Series A and B preferred stock	(27)	(27)	(81)	(81)
Cash and imputed dividends on Series D and E preferred stock	(307)	(196)	(921)	(580)

Net loss attributable to common shareholders	$(897)	$(390)	$(1,698)	$(4,046)

Net loss per share -
Basic and diluted	$(0.07)	$(0.04)	$(0.14)	$(0.44)

Weighted average shares outstanding -
Basic and diluted	12,369,840	10,019,109	12,342,371	9,117,969

Comprehensive loss	$(561)	$(166)	$(719)	$(3,383)

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(696)	$(3,385)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,331	1,497
Amortization of deferred financing costs and note discount	117	140
Employee and Director stock-based compensation	89	31
Acquisition earn-out adjustment	-	(820)
Change in fair value of warrants	(254)	(166)
ESOP compensation expense	37	79
Allowance for doubtful accounts	(30)	56
Loss on disposal of property and equipment	2	13
Deferred taxes. net	(9)	(5)
Changes in operating assets and liabilities:
Accounts receivable	3,669	(468)
Due from related party	184	-
Inventory, net	891	(107)
Deferred costs	543	496
Prepaid expenses and other current assets	(251)	(578)
Other assets, net	11	5
Accounts payable	(1,854)	1,961
Accrued expenses and other current liabilities	447	106
Due to related parties	69	158
Unearned revenue	(2,085)	(1,163)
Net cash provided by (used in) operating activities	2,211	(2,150)

Cash flows from investing activities
Purchases of property and equipment	(42)	(33)
Net cash used in investing activities	(42)	(33)

Cash flows from financing activities
Borrowings from lines of credit, net	165	817
Proceeds from issuance of term debt	-	1,000
Repayment of debt	(819)	(1,552)
Paid financing costs	(100)	(119)
Dividends paid	(499)	(296)
Payments for contingent acquisition liability	(84)	-
Common stock issued in private placement, net of costs	-	1,502
Net cash (used in) provided by financing activities	(1,337)	1,352
Effect on cash of foreign currency translation	(2)	(2)
Net increase (decrease) in cash	830	(833)
Cash at beginning of period	641	1,103
Cash at end of period	$1,471	$270

Supplemental disclosures of cash flow information:
Interest paid	$634	$705
Income taxes paid	32	234

Supplemental disclosure of non-cash financing activities:
Accrued and imputed dividends on preferred stock	$1,002	$661
Warrants issued in connection with common stock private placement	-	1,099

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

NOTE 2 - BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company at the dates and for the periods indicated.  The interim results for the period ended September 30, 2014, are not necessarily indicative of results for the full 2014 fiscal year or any other future interim periods.

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

DECISIONPOINT SYSTEMS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

In the quarter ended September 30, 2014, the Company experienced a decrease in revenue of $3.4 million, or 19.5% compared to the quarter ended September 30, 2013, and a $1.3 million, or 2.8% increase in revenue for the nine months ended September 30, 2014 over the comparable nine months of 2013. In the quarter ended September 30, 2014, the Company experienced a net loss of $563,000 compared to the net loss of $167,000 for the quarter ended September 30, 2013, and a $696,000 net loss for the nine months ended September 30, 2014 compared to a net loss of $3.4 million for the comparable period in 2013. At September 30, 2014 and December 31, 2013, the Company had a substantial working capital deficit totaling $9.9 million. Although a portion of this deficit is associated with deferred costs, unearned revenues and term debt that has been classified current due to expected future covenant violations (see further discussion at Note 8), the liabilities of the Company that we expect will have to be satisfied in the foreseeable future in cash substantially exceed the operating assets that we expected to have available in cash. As a result of our historical operations, the availability under our credit line has contracted and our liquidity has been constrained.

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

During 2012, 2013 and the first nine months of 2014, all principal and interest payments on the Company’s term debt were made within payment terms.  On August 16, 2013, the Company's credit agreement ("RBC Credit Agreement") with the Royal Bank of Canada ("RBC") was amended and certain financial covenants were modified.  These financial covenants required the Company to maintain specified ratios for fixed coverage and a ratio of funded debt to EBITDA to be tested on a quarterly basis. The Company was not in compliance with the reset covenants in 2013 and the first nine months of 2014.  Although management of the Company believes it is not likely that, as a result of this noncompliance, RBC will exercise its rights up to, and including, acceleration of the outstanding debt, there can be no assurance that RBC will not exercise its rights pursuant to the RBC Credit Agreement. Accordingly, the term debt due to RBC is classified as current on the accompanying unaudited condensed consolidated balance sheets.

As of September 30, 2014, the outstanding balance on our line of credit with Silicon Valley Bank (“SVB”) was $3.8 million, down from $3.9 million at December 31, 2013, and the availability under the line of credit has decreased to $0.7 million (see Note 7 – Lines of Credit).  The Company relies on the SVB and RBC lines of credit to fund daily operating activities, and the Company maintains very little cash on hand.  As of September 30, 2014, the Company was in compliance with the Tangible Net Worth financial covenant under the SVB line of credit and had available a $0.6 million cushion over the covenant requirement.  The Company currently believes that at the time of this filing it is compliant with all the terms and provisions of the SVB lending agreement.  Should the Company’s results fail to improve further or once more deteriorate in a manner consistent with its recent historical financial performance, the Company will violate the Tangible Net Worth financial covenant unless it can raise additional outside funding in amounts that are approximately twice the amount of the losses incurred.

Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies during the nine months ended September 30, 2014.  For a comprehensive description of the Company's significant accounting policies, see Footnote 2 of the Company's consolidated financial statements included in the Company's 2013 Annual Report on Form 10-K filed on March 31, 2014 with the SEC.

DECISIONPOINT SYSTEMS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, accounts receivable, and accounts payable.  Beginning January 1, 2013, all of our cash balances were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor at each financial institution.  This coverage is available at all FDIC member institutions.  The Company uses Silicon Valley Bank, which is an FDIC insured institution.  Based on these facts, collectability of bank balances appears to be adequate.

Historically, a relatively small number of customers have accounted for a significant portion of the Company’s revenue.  The Company had one customer who represented 11% and 10% of the Company’s revenue for the nine months ended September 30, 2014 and 2013, respectively.  The Company had three customers, one of which was not the same, who represented 23% and 21% of its revenue for the nine months ended September 30, 2014 and 2013, respectively. The Company’s accounts receivable was concentrated with one customer at September 30, 2014, representing 13% of gross accounts receivable and with one customer at December 31, 2013, representing 16% of gross accounts receivable.  Customer mix can shift significantly from year to year, but a concentration of the business with a few large customers is typical in any given year.  A decline in revenues could occur if a customer that has been a significant source of revenue in one financial reporting period is a less significant source of revenue in the following period. The loss of a significant customer could have a material adverse impact on the Company.

DECISIONPOINT SYSTEMS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company has the same four primary vendors for the nine months ended September 30, 2014 compared to the similar period in 2013.  For the nine months ended September 30, 2014, the Company had purchases from these four vendors that collectively represented 59% of total purchases and 69% of the total outstanding accounts payable at September 30, 2014.  For the nine months ended September 30, 2013, the Company had purchases from these four vendors that collectively represented 58% of total purchases and 79% of the total outstanding accounts payable at September 30, 2013.  The same single vendor represented 21% and 26% of the total purchases for the nine months ended September 30, 2014 and 2013, respectively.  Loss of this certain vendor could have a material adverse effect on our operations.

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

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company measures certain liabilities at fair value on a recurring basis such as our contingent consideration related to business combinations and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred.  There have been no transfers between Level 1, 2 or 3 assets or liabilities during the nine months ended September 30, 2014.

The Company has classified its contingent consideration related to the Apex acquisition as a Level 3 liability. Revenue and other assumptions used in the calculation require significant management judgment.  The unobservable inputs in our valuation model includes estimates by management of Apex achieving specified targets. The Company reassesses the fair value of the contingent consideration liabilities on a quarterly basis.  The Company is obligated to pay bonus consideration to the CEO of Apex. Such bonus is considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not the CEO’s employment is retained. The fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Closing Date). At September 30, 2014 there is CDN$101,000 (US$90,000) recorded in earn out consideration in the Company’s unaudited condensed consolidated financial statements.

DECISIONPOINT SYSTEMS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

The Company has classified certain warrants related to the August 2013 issuance and sale of Common Stock in a private offering as a Level 3 Liability.  Assumptions used in the calculation require significant judgment.  The unobservable inputs in our valuation model includes the probability of additional equity financing and whether the additional equity financing would trigger a reset on the down round protection. The Company reassesses the fair value of the warrant liabilities on a quarterly basis.  Based on that assessment, the Company recognized a $254,000 reduction to the fair value of the warrant liability for the nine months ended September 30, 2014.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in thousands):

		Quoted prices inactive markets	Significant other observable inputs	Significant other unobservable inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Contingent consideration liability
recorded for business combinations	$90	$-	$-	$90

Fair value of warrants issued in connection
with share purchase agreement	549	-	-	549

Balance at September 30, 2014	$639	$-	$-	$639

		Quoted prices inactive markets	Significant other observable inputs	Significant other unobservable inputs
	Total	Level 1	Level 2	Level 3

Liabilities
Contingent consideration liability
recorded for business combinations	$468	$-	$-	$468

Fair value of warrants issued in connection
with share purchase agreement	803	-	-	803

Balance at December 31, 2013	$1,271	$-	$-	$1,271

The following table summarizes changes to the fair value of the contingent consideration and derivative warrants, which are Level 3 liabilities (in thousands):

	Level 3
	Contingent	Derivative
	consideration	warrants

Balance at December 31, 2013	$468	$803
Adjustments to fair value of warrants (reflected in other income)	-	(254)
Cash paid for contingent acquisition liability	(84)	-
Settlement of earn-out obligation reflected in accrued liabilities	(279)	-
Effect of currency translation	(15)	-
Balance at September 30, 2014	$90	$549

DECISIONPOINT SYSTEMS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long lived assets resulting from business combinations are measured at fair value using income and market comparable valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the nine months ended September 30, 2014.

Income Taxes - We account for income taxes in accordance with the Financial Accounting Standards Board (“FASB”) guidance, which requires deferred tax assets and liabilities, be recognized using enacted tax rates to measure the effect of temporary differences between book and tax bases on recorded assets and liabilities. FASB guidance also requires that deferred tax assets be reduced by a valuation allowance, if it is more likely than not some portion or all of the deferred tax assets will not be recognized.

For the three months ended September 30, 2014, the Company recorded a tax expense of $0.4 million on pre-tax loss of $0.2 million, compared to an income tax benefit of $0.1 million on pre-tax loss of $0.3 million for the three months ended September 30, 2013. For the nine months ended September 30, 2014, the Company recorded a tax expense of $0.5 million on pre-tax loss of $0.2 million, compared to an income tax benefit of $0.5 million on pre-tax loss of $3.9 million for the nine months ended September 30, 2013. As of September 30, 2014, the tax provision was calculated on an annualized method as described in FIN18 with an annual effective tax rate of negative 302.81%. The difference in the annual effective tax rate in fiscal 2014 as compared to the U.S. federal statutory rate of 34% was primarily driven by the establishment of a valuation allowance related to our deferred tax assets. If forecast is achieved, management of the Company expects a material tax provision benefit to be recorded in the fourth quarter. This is a result of the application of FIN 18. Actual annual effective tax rate and tax expense (benefit) for the year may vary significantly from quarterly estimates as a result of the mechanics of applying FIN 18 for the interim quarter tax provision calculations.

Recently Issued Accounting Pronouncements – In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (Topic 606), which supersedes the revenue recognition requirements in ASC Topic 605, “Revenue Recognition” and most industry specific guidance. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to receive in exchange for those goods or services. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and early adoption is not permitted. Accordingly, the Company will adopt this new guidance beginning in fiscal 2017. Companies may use either a full retrospective or a modified retrospective approach to adopt this new guidance and management is currently evaluating which transition approach to use and the impact of this new guidance on our consolidated financial position or results of operations.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (Subtopic 205-40), which defines management's responsibility to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide related disclosures. Currently, this evaluation has only been an auditor requirement. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of the consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. This amended guidance will be effective for us beginning January 1, 2016. The Company does not expect the adoption of this amended guidance to have a significant impact on its Consolidated Financial Statements.

NOTE 3 – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The weighted-average basic and diluted shares for each of the nine months ended September 30, 2014 and 2013 exclude approximately 0.4 million and 0.5 million, respectively, of shares related to the Employee Stock Ownership Plan that have not been committed to be released.

For periods presented in which there is a net loss, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive. All potentially dilutive securities are anti-dilutive due to the net loss incurred by the Company in the periods presented.

Potential dilutive securities consist of (in thousands):

	Nine Months Ended September 30,
	2014	2013

Convertible preferred stock - Series A	270	270
Convertible preferred stock - Series B	131	131
Convertible preferred stock - Series D	10,287	7,824
Convertible preferred stock - Series E	8,331	-
Warrants to purchase common stock	3,555	2,737
Options to purchase common stock	766	544

Total potentially dilutive securities	23,340	11,506

DECISIONPOINT SYSTEMS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The Company revalues the warrants as of the end of each reporting period. The estimated fair value of the outstanding warrant liabilities was approximately $549,000 and $803,000, as of September 30, 2014 and December 31, 2013, respectively.  The decrease in the fair value of the warrant liabilities for the three months ended September 30, 2014 was $88,000 while the decrease in fair value of the warrant liabilities for the nine months ended September 30, 2014 was $254,000. The adjustments to the fair value of the warrant liabilities are included in other income in the Company’s consolidated statement of operations.

The warrant liabilities were valued at the closing dates of the common stock purchase agreement (see Note 9(c)) and the end of each reporting period using a Monte Carlo valuation model with the following assumptions:

	Placement Agent Warrants		Investor Warrants
Warrants	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013

Closing price per share of common stock	$0.40	$0.53	$0.40	$0.53
Exercise price per share (range)	0.50	0.50	0.50	0.50
Expected volatility	132.4%	123.5%	132.7%	123.5%
Risk-free interest rate	1.4%	1.6%	1.4%	1.6%
Dividend yield	-	-	-	-
Remaining expected term of underlying securities (years)	3.9	4.6	3.9	4.6

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

DECISIONPOINT SYSTEMS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

In consideration for the shares of Apex, the Company paid CDN$5,000,000 (US$4,801,000 at the Closing Date) (the “Apex Closing Amount”) in cash. The Company may have been required to pay up to an undiscounted amount of CDN$3,500,000 (US$3,360,700 at the Closing Date) in consideration for Apex achieving certain levels of adjusted earnings before interest, depreciation, taxes and amortization (the “EBITDA”), as defined by the Apex Purchase Agreement, in the period ended July 2013. The initial fair value of the earn-out (the “Apex Earn-Out Payment”) was calculated to be approximately CDN$1,076,000 (US$1,033,000 at the Closing Date). At September 30, 2013, the calculated Apex Earn-Out Payment due under the Apex Purchase Agreement was CDN$341,000 (US$331,000).  The adjustment of CDN$735,000 (US$713,000) was recorded as a separate component of operating expenses in the unaudited condensed consolidated statement of operations and comprehensive loss as of September 30, 2013.  On June 9, 2014, the accounting expert issued their final report and the fair value of the Apex Earn-Out Payment was calculated to be CDN$400,000 of which CDN$89,000 (US$84,000) (22.22%) was paid in cash and CDN$311,000 (US$291,000) (77.78%) payable in the form of a convertible promissory note. As of September 30, 2014, there is CDN$311,000 (US$279,000) recorded in earn out consideration reflected in accrued liabilities in the unaudited condensed consolidated financial statements (see Note 12). The convertible promissory note is expected to be executed in the fourth quarter of 2014.

As part of the Apex Purchase Agreement, the Company is obligated to pay bonus consideration to the CEO of Apex. Such bonus is considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not the CEO’s employment is retained. The initial fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Closing Date). At September 30, 2014 there is CDN$101,000 (US$90,000) recorded in earn out consideration reflected in accrued liabilities in the Company’s unaudited condensed consolidated financial statements.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The following summarizes the transaction affecting goodwill through September 30, 2014 (in thousands):

Balance at December 31, 2013	$8,395

Effect of currency translation on Apex	(100)
Balance at September 30, 2014	$8,295

As of September 30, 2014 and December 31, 2013, the Company’s intangible assets and accumulated amortization consist of the following (in thousands):

	September 30, 2014			December 31, 2013
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer relationships	$3,202	$(2,006)	$1,196	$3,264	$(1,654)	$1,610
Contractor and resume databases	675	(506)	169	675	(405)	270
Tradename	845	(504)	341	862	(364)	498
Internal use software	2,702	(1,885)	817	2,802	(1,299)	1,503
Covenant not to compete	103	(103)	-	104	(78)	26

	$7,527	$(5,004)	$2,523	$7,707	$(3,800)	$3,907

The effect of foreign currency translation on the goodwill and intangible assets for the nine months ended September 30, 2014 is approximately ($100,000) and ($91,000).

Amortization expense for the three and nine months ended September 30, 2014 was $0.4 million and $1.3 million, respectively, and amortization expense for the three and nine months ended September 30, 2013 was $0.4 million and $1.4 million, respectively.

DECISIONPOINT SYSTEMS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 7 – LINES OF CREDIT

SVB Line of Credit - The Company has a $10.0 million revolving line of credit with Silicon Valley Bank (“SVB”) which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement (“SVB Loan Agreement”).  Under the SVB Loan Agreement as amended, SVB has also provided the Company with term loans as discussed at Note 8.  The SVB Loan Agreement is secured by substantially all the assets of the Company and matures in February 2015.  As of September 30, 2014 and December 31, 2013, the outstanding balance on the line of credit was approximately $3.8 and $3.9 million, respectively, and the interest rate for September 30, 2014 and December 31, 2013 was 6.5% and 7.0%, respectively. The line of credit is due February 2015. The line of credit has a certain financial covenant and other non-financial covenants.   The minimum Tangible Net Worth requirement of an $8.7 million deficit is to be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation).   As of September 30, 2014 and December 31, 2013, the Company was in compliance with the Tangible Net Worth financial covenant and had available a $0.6 million and $0.8 million cushion over the requirement, respectively. The Company believes that at the time of this filing it is compliant with the terms and provisions of its SVB Loan Agreement. Should the Company continue to incur losses in a manner consistent with its recent historical financial performance, the Company will violate Tangible Net Worth covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

Availability under the line of credit was approximately $0.7 million as of September 30, 2014. The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the SVB Loan Agreement.  No letters of credit were outstanding as of September 30, 2014 or December 31, 2013.

RBC Line of Credit - The Company is party to a credit agreement, dated June 4, 2012 (the “RBC Credit Agreement”) with Royal Bank of Canada (“RBC”).  Under the RBC Credit Agreement, the revolving demand facility allows for borrowings up to CDN$200,000 based upon eligible accounts receivable.  Interest is based on the Royal Bank Prime (“RBP”) plus 1.5% and is payable on demand.  As of September 30, 2014 and December 31, 2013, the outstanding balance on the line of credit was $193,000 and the interest rate is 4.5%.  The RBC Credit Agreement is secured by the assets of Apex.  The revolving demand facility has certain financial covenants and other non-financial covenants.  The covenants were reset by RBC on August 16, 2013.  The Company was not in compliance with the reset covenants at September 30, 2014 and December 31, 2013.  See further discussion regarding this condition at Note 8.

For the nine months ended September 30, 2014 and 2013, the Company’s interest expense for the SVB and RBC lines of credit, including amortization of deferred financing costs, was approximately $329,000 and $262,000, respectively.

RBC and SVB are party to a subordination agreement, pursuant to which RBC agreed to subordinate any security interest in assets of the Company granted in connection with the RBC Credit Agreement to SVB’s security interest in assets of the Company and its subsidiaries.

Under the RBC Credit Agreement, the lender provided Apex with a term loan as discussed at Note 8.

DECISIONPOINT SYSTEMS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

NOTE 8 – TERM DEBT

Term debt as of September 30, 2014, consists of the following (in thousands):

	Balance December 31, 2013	Additions	Payments	Amortization of Note Discount	Effect of Currency Translation	Balance September 30, 2014
RBC term loan	$1,169	$-	$(570)	$-	$(38)	$561

BDC term loan	1,589	-	-	-	(65)	1,524

SVB term loan-2	722	-	(250)	-	-	472

Total note discounts	(45)	-	-	21	-	(24)

Total debt	$3,435	$-	$(820)	$21	$(103)	2,533

less current portion						(878)

Debt, net of current portion						$1,655

The Company’s debt is recorded at par value adjusted for any unamortized discounts.  Discounts and costs directly related to the issuance of debt are capitalized and amortized over the life of the debt using the effective interest rate method and is recorded in interest expense in the accompanying unaudited condensed consolidated statements of operations.  Unamortized deferred financing costs of approximately $26,000 and $48,000 are included in other assets in the accompanying unaudited consolidated balance sheets as of September 30, 2014 and December 31, 2013, respectively.

RBC Term Loan -- On June 4, 2012, Apex entered into the RBC Credit Agreement with RBC described in Note 7, pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000, including a term facility (“RBC Term Loan”) in the amount of CDN $2,500,000 (US$2,401,000 at the Closing Date). The RBC Term Loan accrues interest at RBP plus 4% (7% at September 30, 2014). Principal and interest is payable over a three year period at a fixed principal amount of CDN $70,000 a month beginning in July 2012 and continuing through June 2015.  Apex paid approximately $120,000 in financing costs, which has been recorded as deferred financing costs or note discount in the accompanying unaudited consolidated balance sheets as of September 30, 2014 and December 31, 2013, and is being amortized to interest expense over the term of the loan.

In addition, the RBC Term Loan calls for mandatory repayments based on 20% of Apex’s free cash flow as defined in the RBC Credit Agreement, before discretionary bonuses based on the annual year end audited financial statements of Apex, beginning with the fiscal year ended December 31, 2012, and payable within 30 days of the delivery of the annual audited financial statements, and continuing every six months through December 31, 2014.  This amount is estimated to be $0 at September 30, 2014 and December 31, 2013.

The RBC Term Loan has certain financial covenants and other non-financial covenants.   On August 16, 2013 the RBC Credit Agreement was amended and certain financial covenants were modified.  Pursuant to the amended credit agreement and commencing with the fiscal year ended December 31, 2013, the Company is required to maintain a fixed coverage ratio, calculated on a consolidated basis of not less than 1.15:1 with a step-up to 1.25:1 as of March 31, 2014, tested on a rolling four quarter basis thereafter and a ratio of funded debt to EBITDA, calculated on an annual consolidated basis of not greater than 3.0:1, tested on a rolling four quarter basis thereafter.  As part of the revised financial covenants, covenant testing was waived by RBC for September 30, 2013.  The Company was not in compliance with the reset covenants at September 30, 2014 and December 31, 2013.  Although the Company believes it is not likely that RBC will exercise their rights up to, and including, acceleration of the outstanding debt, there can be no assurance that RBC will not exercise their rights pursuant to the provisions of the debt obligation.  Accordingly, the Company has classified the term debt obligation as current at September 30, 2014 and December 31, 2013.

BDC Term Loan -- On June 4, 2012, Apex also entered into the BDC Loan Agreement as part of the Apex Purchase Agreement described in Note 5, pursuant to which BDC made available to Apex a term credit facility (“BDC Term Loan”) in the aggregate amount of CDN $1,700,000 (USD $1,632,000 at the Closing Date). The BDC Term Loan accrues interest at the rate of 12.5% per annum, and matures on June 23, 2016, with an available one year extension for a fee of 2%, payable at the time of extension. In addition to the interest payable, consecutive quarterly payments of CDN$20,000 as additional interest are due beginning on June 23, 2012, and subject to compliance with bank covenants, Apex will make a mandatory annual principal payment in the form of a cash flow sweep which will be equal to 50% of the Excess Available Funds (as defined by the BDC Loan Agreement) before discretionary bonuses based on the annual year end audited financial statements of Apex. The maximum annual cash flow sweep in any year will be CDN$425,000. As of September 30, 2014, the Company estimates that the cash sweep will be approximately $0. Such payments will be applied to reduce the outstanding principal payment due on the maturity date. In the event that Apex’s annual audited financial statements are not received within 120 days of its fiscal year end, the full CDN$425,000 becomes due and payable on the next payment date. Apex paid approximately $70,000 in financing costs which $35,000 has been recorded as deferred financing costs and $35,000 recorded as a note discount in the accompanying consolidated balance sheet as of September 30, 2014, and is being amortized to interest expense over the term of the loan using the effective interest rate method.  As of September 30, 2014, there was approximately $15,000 in unamortized deferred financing costs and $15,000 in unamortized note discount.

DECISIONPOINT SYSTEMS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The Amended SVB Loan Agreement includes various customary covenants, limitations and events of default. Financial covenants, among others, include liquidity and fixed charge coverage ratios, minimum tangible net worth requirements and limitations on indebtedness.   As of September 30, 2014, the Company was in compliance with the tangible Net Worth financial covenant and had available a $0.6 million cushion over the requirement.  The Company currently believes that at the time of this filing it is compliant with the terms and provisions of its SVB lending agreement and expects to continue to meet the requirements of our SVB financial covenants over the short and long term.  Should the Company continue to incur losses in a manner consistent with its recent historical financial performance, the Company will violate this covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

On February 27, 2013, the Company amended the Loan and Security Agreement which provided an additional term loan (the “SVB Term Loan 2”) of $1,000,000. The new term loan is due in 36 monthly installments of principal plus accrued interest beginning on April 1, 2013. The additional term loan accrues interest at 7.5% per annum. As of September 30, 2014 and December 31, 2013, the outstanding balance on the SVB Term Loan 2 was approximately $472,000 and $722,000, respectively.

DECISIONPOINT SYSTEMS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

For the nine months ended September 30, 2014 and 2013, the Company’s interest expense on the term debt, including amortization of deferred financing costs, was approximately $317,000 and $439,000, respectively.

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

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of September 30, 2014, the Company is authorized to issue 110,000,000 total shares of stock. Of that amount, 100,000,000 shares are common stock, each having a par value of $0.001. The remaining 10,000,000 shares are preferred stock, each having a par value of $0.001, of which 500,000 shares are designated as Series A Preferred Stock, of which 269,608 are issued and outstanding, 500,000 shares are designated as Series B Preferred Stock, of which 131,347 are issued and outstanding, 4,000,000 shares are designated as Series D Preferred Stock, of which 730,357 shares are issued and outstanding, and 2,000,000 are designated as Series E Preferred Stock, of which 416,533 shares are issued and outstanding.

(a) Cumulative Convertible Preferred Stock

A summary of preferred stock outstanding as of September 30, 2014 is as follows (in thousands, except share data):

Description

Series A Preferred, $0.001 par value per share, 500,000 shares designated,
269,608 shares issued and outstanding, liquidation preference of $975
plus cumulative dividends of $422	$1,397
Series B Preferred, $0.001 par value per share, 500,000 shares designated,
131,347 shares issued and outstanding, liquidation preference of $380
plus cumulative dividends of $116	496
Series D Preferred, $0.001 par value per share, 4,000,000 shares designated,
730,357 shares issued and outstanding (net of $1,374 in issuance costs), liquidation preference of $7,451 plus cumulative imputed dividends and
beneficial conversion feature of $1,589	7,470
Series E Preferred, $0.001 par value per share, 2,000,000 shares designated,
416,533 shares issued and outstanding (net of $875 in issuance costs),
liquidation preference of $4,270 plus cumulative imputed dividends of $82	3,372

Total convertible preferred stock	$12,735

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

DECISIONPOINT SYSTEMS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

Series D Preferred Stock

On December 20, 2012, we filed a Certificate of Designation of Series D Preferred Shares (the “Series D Certificate of Designation”) with the Secretary of State of Delaware.  Pursuant to the Series D Certificate of Designation, we designated 4,000,000 shares of our preferred stock as Series D Preferred Stock.  The Series D Preferred Stock has a Stated Value of $10.00 per share, votes on an as-converted basis with the common stock, and is convertible, at the option of the holder, into such number of shares of our common stock equal to the number of shares of Series D Preferred Stock to be converted, multiplied by the Stated Value, divided by the Conversion Price in effect at the time of the conversion.  The initial Conversion Price is $1.00, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions.  As a result of the private placement closed on August 15, 2013 and August 21, 2013, the Conversion Price of the Series D Preferred Stock was reduced to $0.90.  As a result of the private placement closed on November 12, 2013 and November 22, 2013, the Conversion Price of the Series D Preferred Stock was reduced to $0.71.  As a result of the reduction in conversion price, the Company recorded a contingent beneficial conversion feature of $1.3 million.  The Series D Preferred Stock entitles the holder to cumulative dividends, payable quarterly, at an annual rate of (i) 8% of the Stated Value during the three year period commencing on the date of issue, and (ii) 12% of the Stated Value commencing three years after the date of issue.  We may, at our option, pay dividends in PIK Shares, in which event the applicable dividend rate will be 12% and the number of such PIK Shares issuable as a dividend will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of the Company’s common stock for the five prior consecutive trading days.  On January 1, 2014, the Board of Directors declared a PIK dividend payable in the form of 26,157 shares of Series D Preferred Stock.  The dividends were payable to holders of record as of December 31, 2013 for accrued dividends for the period of October 1, 2013 to December 31, 2013.  As those shares were not issued until April 2014, they have not been included in the Series D Preferred Stock balance at December 31, 2013.  As such, the Company recorded a dividend payable in Current Liabilities in the in the Condensed Consolidated Balance Sheet at December 31, 2013 at an estimated fair value of $213,000.  Additionally, on December 31, 2013, cash dividends of $351 were accrued for fractional share dividends not paid-in-kind.  In April 2014, the Company issued 26,157 Series D Preferred Stock PIK dividend shares, for previously accrued dividends. Dividends totaling $147,000 are accrued for in Current Liabilities at September 30, 2014 in the accompanying unaudited condensed consolidated balance sheet.

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

DECISIONPOINT SYSTEMS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

The Series E Preferred Stock entitles the holder to cumulative dividends (subject to the prior dividend rights of the Company’s Series D Preferred Stock), payable quarterly, at an annual rate of (i) 10% of the Stated Value during the three year period commencing on the date of issue, and (ii) 14% of the Stated Value commencing three years after the date of issue. We may, at our option (subject to certain conditions), pay dividends in PIK shares, in which event the applicable dividend rate will be 14% and the number of shares issuable as a dividend will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of our common stock for the five prior consecutive trading days.  On January 1, 2014, the Board of Directors declared a PIK dividend payable in the form of 7,533 shares of Series E Preferred Stock.  The dividends were payable to holders of record as of December 31, 2013 for accrued dividends for the period of October 1, 2013 to December 31, 2013.  As those shares were not issued until April 2014, they have not been included in the Series E Preferred Stock balance December 31, 2013.  As such, the Company recorded a dividend payable in Current Liabilities in the Condensed Consolidated Balance Sheet at December 31, 2013 at an estimated fair value of $75,000.  Additionally, on December 31, 2013, cash dividends of $561 were accrued for fractional share dividends not paid-in-kind.  In April 2014, the Company issued 7,533 Series E Preferred Stock PIK dividend shares, for previously accrued dividends. Dividends totaling $105,000 are accrued for in Current Liabilities at September 30, 2014 in the accompanying unaudited condensed consolidated balance sheet.

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

DECISIONPOINT SYSTEMS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

(b) Common Stock

For the nine months ended September 30, 2014

There were no common stock issuances for the nine months ended September 30, 2014.

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

DECISIONPOINT SYSTEMS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

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

(c) Warrants

For the nine months ended September 30, 2014

There were no warrant issuances for the nine months ended September 30, 2014.

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

As of August 15, 2013 and August 21, 2013, the dates of issuance, we recorded the warrant liability at $1,099,000.  At December 31, 2013, the warrants were re-valued with a fair value of $803,000.  At September 30, 2014, the warrants were revalued with a fair value of $549,000 with the difference of $254,000 recorded in the Company’s Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2014

On November 12, 2013 and November 22, 2013 in connection with the sale of Series E Preferred Stock, the Company issued 818,000 warrants to purchase shares of common stock with an exercise price of $0.55 per share provided to the placement agent with an estimated fair value of $278,000 determined using the Black Scholes option valuation pricing model.  The fair value calculation was prepared using the following assumptions: stock price: $0.47; expected term: 2.5 years; risk free rate of interest of 0.44%; volatility of 143%; and dividend yield of $0.

DECISIONPOINT SYSTEMS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes information about the Company’s outstanding common stock warrants as of September 30, 2014:

				Total
				Warrants		Weighted
				Outstanding	Total	Average
	Date		Strike	and	Exercise	Exercise
	Issued	Expiration	Price	Exercisable	Price	Price

Senior Subordinated Notes	Dec-09	Dec-14	$3.62	138,260	$500,000
Senior Subordinated Notes	Dec-09	Dec-14	4.34	138,260	600,000
Placement Agent Preferred Stock - Class D	Dec-12	Dec-17	1.10	704,200	774,620
Common Stock Investor Warrants *	Aug-13	Aug-18	0.50	1,463,667	731,834
Placement Agent Warrants - Common Stock *	Aug-13	Aug-18	0.50	292,733	146,367
Placement Agent Preferred Stock - Class E	Nov-13	Nov-18	0.55	818,000	449,900

				3,555,120	$3,202,721	$0.90

  * warrants classified as liabilities

NOTE 10 – ESOP PLAN

The Company has an Employee Stock Ownership Plan (the “ESOP”) which covers all non-union employees.  The Company’s contribution expense for the three months ended September 30, 2014, was $45,000 representing approximately $37,000 for the ESOP principal payment and $8,000 for the ESOP interest. The Company’s contribution expense for the nine months ended September 30, 2014, was $134,000 representing approximately $109,000 for the ESOP principal payment and $25,000 for the ESOP interest.  ESOP shares are allocated to individual employee accounts as the loan obligation of the ESOP to the Company is reduced.  These amounts were previously calculated on an annual basis by an outside, independent financial advisor.   Compensation costs relating to shares released are based on the fair value of shares at the time they are committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for the nine months ended September 30, 2014 was approximately $62,000.  The fair value of the shares was $0.45 per share, based on the average of the daily market closing share price.

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

A summary of the status of the Plans as of September 30, 2014, and information with respect to the changes in options outstanding is as follows:

			Weighted
	Options		Average	Aggregate
	Available for Grant	Options Outstanding	Exercise Price	Intrinsic Value

December 31, 2013	195,495	804,505	$1.39	$-
Granted	(272,475)	272,475	0.47	-
Exercised	-	-	-	-
Forfeited	310,640	(310,640)	1.66	-
September 30, 2014	233,660	766,340	$0.95	$-

Exercisable options at September 30, 2013		717,053	$0.91	$-

DECISIONPOINT SYSTEMS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

The following table summarizes information about stock options outstanding as of September 30, 2014:

	Options Outstanding			Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.40 - 0.53	532,475	2.39	$0.49	513,607	2.40	$0.48
$1.33 - 2.03	122,730	2.25	1.90	122,730	2.25	1.90
$2.06 - 4.34	111,135	6.53	2.16	80,716	6.47	2.16
		122
Total	766,340	2.97	$0.95	717,053	2.83	$0.91

No awards were exercised during the nine months ended September 30, 2014 and 2013, respectively. The total fair value of awards vested for the nine months ended September 30, 2014 and 2013 was $109,000 and $40,000, respectively.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period. The fair value of options granted to directors during the nine months ended September 30, 2014, was $79,000 (no options were granted during the nine months ended September 30, 2013). The fair values were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Nine Months Ended
	September 30,
	2014	2013
Expected term	1.50 years	N/A
Expected volatility	140.28%	N/A
Dividend yield	0%	N/A
Risk-free interest rate	0.30%	N/A

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

Employee and director stock-based compensation costs for the nine months ended September 30, 2014 and 2013, was $89,000 and $31,000, respectively, and is included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2014, total unrecognized estimated employee and director compensation cost related to stock options granted prior to that date was $37,000 which is expected to be recognized over a weighted-average vesting period of 1.65 years.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its facilities and certain equipment under various operating leases which expire at various dates through fiscal 2020 and require us to pay a portion of the related operating expenses such as maintenance, property taxes, and insurance. There have been no material changes to our lease arrangements during the nine months ended September 30, 2014. Please refer to Note 15 to the audited consolidated financial statements for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2014.

Rent expense for the nine months ended September 30, 2014 and 2013, was $396,000 and $511,000, respectively.

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

DECISIONPOINT SYSTEMS, INC.

Notes to the Unaudited Condensed Consolidated Financial Statements

Under the terms of the Note, Apex will pay the principal sum due on the Note in eight quarterly payments (“Installment Dates”). Interest from and after June 18, 2014, shall be paid in arrears on the last day of each calendar quarter commencing on September 30, 2014. On June 9, 2014, the accounting expert issued their final report and the fair value of the Earn-Out was calculated to be CDN$400,000 of which CDN$89,000 (US$84,000) (22.22%) was paid in cash and CDN$311,000 (77.78%) payable in the form of a convertible promissory note. At September 30, 2014, there is CDN$311,000 (US$279,000) recorded in accrued earn out consideration in the unaudited condensed consolidated financial statements. The convertible promissory note is expected to be executed in the fourth quarter of 2014. The interest rate shall be determined as follows:

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

The Company entered into an employment agreement with Donald Dalicandro, the Former Chief Executive Officer of Apex, as a result of the Apex acquisition. The agreement calls for annual bonus upon achieving certain results of operation at Apex for the 12 months ending July 31, 2013, 2014, and 2015.  Such bonuses are considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not his employment is retained.  The fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Apex Closing Date).  At September 30, 2014, there is CDN$101,000 (US$90,000) recorded in accrued earn out consideration in the unaudited condensed consolidated financial statements.

Apex Escrow Obligation - As part of the Apex Purchase Agreement, from the Apex Closing Date up until the expiry of the bonus period, the Company is obligated to escrow 25% of any Equity Capital raised in excess of $500,000.  The funds in the escrow are to be used to pay the 2013 EBITDA Basic Earn-Out and the additional bonus consideration.  In December 2012, the Company raised $7,042,000 as part of the Series D Purchase Agreement.  In August 2013, the Company raised $1,756,000 as part of the Common Stock Purchase Agreement.  In November 2013, the Company raised $4,090,000 as part of the Series E Purchase Agreement.  These funds have not been placed into escrow pending agreement between the Company and the sellers of Apex regarding the financial institution that will escrow the funds, the amount of funds that are to be placed in escrow and the escrow agreement itself.

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

A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the recipient with an opportunity to respond to issues raised by the SEC staff and offer its perspective to the SEC staff prior to any decision to institute proceedings. On August 8, 2014, the Company submitted to the SEC a response to the Wells Notice setting forth why no action should be commenced against it. As of the date of this filing, there have been no further developments in this matter.

Settlement of Taglich Action – In July 2014, the Company settled an action brought against it by stockholder Michael N. Taglich, in the Delaware Chancery Court, seeking to compel the Company to hold an annual meeting of stockholders. Pursuant to the settlement, the parties agreed that the Company would hold an annual meeting. The Company’s annual meeting was held on October 28, 2014.

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

Recent Events

On July 2, 2014, the Company received a written “Wells Notice” from the staff of the Securities Exchange Commission (the “SEC”) indicating that the staff has made a preliminary determination to recommend that the SEC bring an administrative proceeding against the Company.  On the same day Nicholas R. Toms, the Company’s President and Chief Executive Officer and a member of the Board of Directors, also received a Wells Notice.  The SEC staff has informed the Company that both Wells Notices relate to allegations that, from late 2009 to early 2011, Mr. Toms was the beneficial owner of shares of common stock of the Company that were held and traded by a Delaware corporation in which Mr. Toms was a 10% owner; that Mr. Toms exercised control over the corporation’s securities account; and that the corporation’s shareholding and trades should have been reflected at the relevant times in public disclosures of Mr. Toms’ other holdings of the Company’s common stock. On August 8, 2014, the Company submitted to the SEC a response to the Wells Notice setting forth why no action should be commenced against it. As of the date of this filing, there have been no further developments.

On August 15, 2014, Nicholas Toms, a director of the Company and the Chief Executive Officer, who has been on leave from his duties as an officer since July 2014 (see the Company’s Form 8-K dated July 10, 2014), resigned from his positions as Chief Executive Officer, President and member of the board of directors, effective immediately. The directors have commenced a search for a new, permanent Chief Executive Officer.

On September 10, 2014, the Board of Directors of Company caused the Company to file a proxy statement with the SEC in preparation for notifying its shareholders of, and conducting, an annual meeting of shareholders. The Company’s proxy statement proposed the reelection of the incumbent members of the Board and the election of a new, additional director, James F. DeSocio. On September 16, 2014, shareholders Michael N. Taglich and Robert F. Taglich filed a preliminary proxy statement contesting the Company’s director slate and proposing an alternative slate of directors to be elected at the October 15, 2014 meeting. Effective as of the close of business on October 3, 2014, the Company’s incumbent directors and Messrs. Michael and Robert Taglich reached a settlement of their differences. Pursuant to the settlement, five of the incumbent directors, Board Chairman Lawrence Yelin and Board members Jay B. Sheehy, David M. Rifkin, Marc Ferland and Donald Dalicandro, resigned from the Board; James F. DeSocio was appointed to the Board; and Donald Dalicandro was authorized to serve as a Board observer until the end of the term during which he is eligible, under his employment agreement with the Company, to remain as a member of the Board. Thereafter, remaining incumbent director Robert Schroeder and new director Mr. DeSocio appointed the following four additional individuals as directors (all of whom were members of the alternative director slate proposed by Messrs. Michael and Robert Taglich): Michael N. Taglich, John Guttilla, Stanley P. Jaworski and Paul A. Seid. The Company’s annual shareholders meeting was held on October 28, 2014. At the meeting, the sitting directors, Messrs. Schroeder, DeSocio, Michael N. Taglich, Guttilla, Jaworski and Seid, were elected to serve as the Company’s directors until the next annual meeting.

Results of Operations

For comparison purposes, all dollar amounts have been rounded to nearest million while all percentages are actual. Due to rounding, column entries in the tables presented may not sum to the totals presented in the table.

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2014	203	(Decrease)	2014	2013	(Decrease)
Net sales	$14.1	$17.6	(19.5%)	$47.4	$46.1	2.8%
Gross profit	3.0	3.5	(12.8%)	10.4	9.9	5.3%
Total operating expenses	3.0	3.7	(17.4%)	10.2	13.2	(22.8%)
Operating income (loss)	(0.0)	(0.2)	(96.2%)	0.2	(3.3)	(106.5%)
Net loss before income taxes	(0.2)	(0.3)	(39.7%)	(0.2)	(3.9)	(95.4%)

Net Sales

Net sales for the three and nine months ended September 30, 2014 and 2013 is summarized below:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Hardware	$8.8	$11.9	(26.1%)	$30.7	$28.8	6.4%
Professional services	4.3	4.3	(1.5%)	12.9	12.7	1.9%
Software	0.8	0.9	(18.6%)	2.7	3.5	(22.0%)
Other	0.3	0.4	(20.2%)	1.1	1.1	(1.5%)
	$14.1	$17.6	(19.5%)	$47.4	$46.1	2.8%

Net sales were $14.1 million for the three months ended September 30, 2014, compared to $17.6 million for the same period ended September 30, 2013, a decrease of $3.5 million or 19.5%. The decrease was driven principally by our hardware category, where net sales declined by $3.1 million, or 26.1% over the comparable period.  The decrease in hardware revenue was partially due to significant orders by several large retail customers in the first and second quarters of 2014 not being repeated at the same level in the third quarter of 2014.

Net sales were $47.4 million for the nine months ended September 30, 2014, compared to $46.1 million for the same period ended September 30, 2013, an increase of $1.3 million or 2.8%. The increase was driven principally by our hardware category, which grew by $1.9 million, or 6.4% over the comparable period.  The increase in hardware revenue was partially due to significant orders by several large retail customers in the first and second quarters of 2014.  The increase in revenue was also due to the increased field mobility solution sales and increased professional services revenue from our CMAC subsidiary for the nine months ended September 30, 2014, compared to the period ended September 30, 2013. We also recognized higher revenues through the expansion of our customer base and continued ordering from customers acquired after the first quarter of 2013. The decrease in software revenue of $0.8 million, or 22.0% for the nine months ended September 30, 2014 was primarily attributable to the decrease of $0.4 million associated with the Apex business. Software revenue for Apex in the nine months ended September 30, 2013 received the benefit of a new customer and additional business opportunities not recognized at the same level in the nine months ended September 30, 2014.

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

Cost of Sales

Cost of sales for the three and nine months ended September 30, 2014 and 2013 is summarized below:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Hardware	$7.2	$9.8	(26.1%)	$25.0	$23.4	6.8%
Professional services	2.8	2.9	(6.1%)	8.4	8.6	(2.6%)
Software	0.9	1.1	(18.6%)	2.8	3.4	(17.8%)
Other	0.3	0.3	(19.6%)	0.9	0.9	(0.1%)
	$11.1	$14.1	(21.2%)	$37.0	$36.2	2.1%

The cost of sales line includes hardware costs, third party licenses, costs associated with third party professional services, salaries and benefits for project managers and software engineers, freight, consumables and accessories.

Cost of sales was $11.1 million for the three months ended September 30, 2014, compared to $14.1 million for the same period ended September 30, 2013, a decrease of $3.0 million or 21.2%. The decrease in cost of sales for hardware of 26.1% for the three months ended September 30, 2014 compared to the same period in 2013 was consistent with the hardware revenue decrease. The decrease in cost of sales for professional services from the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was 6.1%, more than the professional services revenue decline of 1.5% for the same period, which was due to reductions in professional service personnel that we achieved as a component of our operational improvement efforts. The decrease in cost of sales for software of 18.6% for the three months ended September 30, 2014 compared to the similar period in 2013 was consistent with the decrease in software revenues for the same period and related to professional service personnel reductions.  The decrease in other cost of sales was approximately in proportion to the decrease in the other revenues.

Cost of sales was $37.0 million for the nine months ended September 30, 2014, compared to $36.2 million for the same period ended September 30, 2013, an increase of $0.8 million or 2.1%. The increase in cost of sales for hardware of 6.8% for the nine months ended September 30, 2014 compared to the same period in 2013 was slightly higher than the hardware revenue increase due to fewer large orders which usually have reduced pricing and product mix. The decrease in cost of sales for professional services from the nine months ended September 30, 2014 to the nine months ended September 30, 2013 was 2.6% compared to the revenue growth rate of 1.9%, and was due to reductions in professional service personnel that we achieved as a component of our operational improvement efforts. The decrease in cost of sales for software of 17.8% for the nine months ended September 30, 2014 compared to the same period in 2013 was also related to professional service personnel reductions.  The increase in other cost of sales was approximately in proportion to the increase on other revenues.

Gross Profit

Gross profit for the three and nine months ended September 30, 2014 and 2013 is summarized below:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Hardware	$1.6	$2.2	(26.4%)	$5.7	$5.4	4.5%
Professional services	1.5	1.4	8.4%	4.5	4.1	11.3%
Software	(0.1)	(0.2)	(19.0%)	(0.1)	0.1	(187.2%)
Other	0.1	0.1	(22.7%)	0.2	0.3	(6.2%)
	$3.0	$3.5	(12.8%)	$10.4	$9.9	5.3%
As a percentage of sales	21.4%	19.7%	1.7%	21.9%	21.4%	0.5%

Our gross profit was $3.0 million for the three months ended September 30, 2014, compared to $3.5 million for the same period ended September 30, 2013, a decrease of $0.5 million or 12.6%. Our gross margin increased by 1,656 basis points to 21.4% in 2014, from 19.7% in the comparable period of 2013.

Our gross profit was $10.4 million for the nine months ended September 30, 2014, compared to $9.9 million for the same period ended September 30, 2013, an increase of $0.5 million or 5.3%. Our gross margin increased by 524 basis points to 21.9% in 2014, from 21.4% in the comparable period of 2013.

We believe that we would have realized even better gross margins had it not been for the very competitive environment for hardware sales across our entire customer base, hardware sales carry a lower gross margin. We realized higher gross margins on our professional services, due to our increased emphasis on cost control and reductions in professional services personnel.

Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2014	2013	(Decrease)	2014	2013	(Decrease)
Selling, general and administrative expenses	$3.0	$4.5	(32.5%)	$10.2	$14.0	(27.3%)
As a percentage of sales	21.4%	25.5%	(4.1%)	21.5%	30.3%	(8.9%)

Adjustment to earn-out obligations	$-	(0.8)		$-	(0.8)

Selling, general and administrative expenses were $3.0 million for the three months ended September 30, 2014, compared to $4.5 million for the same period in the prior year.  This represents a decrease of $1.5 million, or 32.5%.

Selling, general and administrative expenses were $10.2 million for the nine months ended September 30, 2014, compared to $14.0 million for the same period in the prior year.  This represents a decrease of $3.8 million, or 27.3%.

The decrease for the three and nine months ended September 30, 2014 compared to the similar periods in the prior year were due to significant efforts to streamline our business model.  These efforts included, consolidation of our East Coast depot facility in to our larger California depot facility, reduction of outsourced consulting expertise where unnecessary and the replacement of certain service providers with lower cost providers.  We have also consolidated administrative personnel and reduced total staffing levels by 29% from April 2013 through February 2014, constituting annual savings of $3 million.  These cost reduction measures have reduced the expense structure of our business significantly. We are focused on continuing to improve processes and reduce costs.

Depreciation and Amortization

We account for a portion of our depreciation and amortization expense as cost of sales, and the remainder as selling, general and administrative expense. Depreciation and amortization for the three and nine month periods ended September 30, 2014 and 2013 is summarized below:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
Depreciation and	2014	2013	(Decrease)	2014	2013	(Decrease)
amortization
In cost of sales	$0.2	$0.2	5.5%	$0.6	$0.6	4.7%
In operating expenses	0.2	0.3	(23.9%)	0.7	0.9	(21.3%)
Total depreciation and amortization	$0.4	$0.5	(12.0%)	$1.3	$1.5	(10.6%)
As a percentage of sales	3.1%	2.8%	0.3%	2.8%	3.2%	(0.4%)

The reduction in depreciation and amortization accounted for as selling, general and administrative expense was principally as a result of a decrease in the amortization of intangible assets.

Interest Expense

Interest expense arises from our outstanding balances under our lines of credit and from our outstanding subordinated debt.

Interest expense was $229,000 for the three months ended September 30, 2014, compared to $241,000 for the same period in the prior year. The $12,000 decrease in interest expense reflected a decrease in our average outstanding general debt obligations during the three months ended September 30, 2014 compared to the similar period in the prior year.

Interest expense was $658,000 for the nine months ended September 30, 2014, compared to $723,000 for the same period in the prior year. The $65,000 decrease in interest expense reflected a decrease in our average outstanding general debt obligations during the nine months ended September 30, 2014 compared to the similar period in the prior year.

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

In the quarter ended September 30, 2014, we experienced a decrease in revenue of $3.4 million, or 19.5% compared to the quarter ended September 30, 2013, and a $1.3 million, or 2.8% increase in revenue for the nine months ended September 30, 2014 over the comparable nine months of 2013. In the quarter ended September 30, 2014, we experienced net loss of $563,000 compared to the net loss of $167,000 for the quarter ended September 30, 2013, and a $696,000 net loss for the nine months ended September 30, 2014 compared to a net loss of $3.4 million for the comparable period in 2013. At September 30, 2014 and December 31, 2013, we had a substantial working capital deficit totaling $9.9 million. Although a portion of this deficit is associated with deferred costs, unearned revenues and term debt that has been classified current due to expected future covenant violations (see further discussion at Note 8, Term Debt of the Notes to the Unaudited Condensed Consolidated Financial Statements), our liabilities that we expect will be satisfied in the foreseeable future in cash substantially exceed the operating assets that are expected to be satisfied in cash. As a result of our historical operations, the availability under our credit line has contracted and our liquidity has been constrained.

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

During 2012, 2013 and the first nine months of 2014, all principal and interest payments on our term debt were made within payment terms.

As a matter of course, we do not maintain significant cash balances on hand because we have availability under our lines of credit.  Typically, we use any excess cash to repay the then outstanding line of credit balance.  As long as we continue to generate revenues and meet our financial covenants, we are permitted to draw down on our SVB line of credit to fund our normal working capital needs. Our line of credit has a borrowing capacity of up to $10 million and is due February 2015.  As of September 30, 2014 and December 31, 2013, the outstanding balance on our SVB line of credit was approximately $3.8 and $3.9 million, respectively, and the interest rate for September 30, 2014 and December 31, 2013 was 6.5% and 7.0%, respectively.  As of September 30, 2014, there was $0.7 million available under the SVB line of credit. The line of credit has a certain financial covenant and other non-financial covenants.  The minimum Tangible Net Worth requirement of $8.7 million deficit is to be reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation).   As of September 30, 2014 and December 31, 2013, we were in compliance with the Tangible Net Worth financial covenant and had available a $0.6 million and $0.8 million cushion over the requirement, respectively. We believe that at the time of this filing we are in compliance with the terms and provisions of its SVB lending agreement. Should our results fail to improve further or once more deteriorate in a manner consistent with its recent historical financial performance, we will violate the Tangible Net Worth financial covenant without additional net capital outside funding in amounts that are approximately twice the amount of the losses incurred.

We have $0.6 million of term debt with the Royal Bank of Canada (the “RBC Term Loan”), $1.5 million of term debt with the BDC (the “BDC Term Loan”) and $0.5 million of term debt with SVB (the “SVB Term Loan”). For more information regarding these Term Loans, please see our Annual Report on Form 10-K filed with the SEC on March, 31, 2014. All three Term Loans have financial covenants. We were in compliance with the covenants of these Term Loans except for the RBC Term Loan, for which we were not in compliance at September 30, 2014 and December 31, 2013.  Although the Company believes it is not likely that RBC will exercise their rights up to, and including, acceleration of the outstanding debt, there can be no assurance that RBC will not exercise their rights pursuant to the provisions of the debt obligation.  Accordingly, the Company has classified the term debt obligation as current at September 30, 2014 and December 31, 2013.

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

Adjusted Working Capital at September 30, 2014 and December 31, 2013 are computed as follows (in thousands):

	September 30,	December 31,
	2014	2013

Current assets	$13,150	$16,912
Current liabilities	23,107	26,787

Working capital - U.S. GAAP	(9,957)	(9,875)
Deferred costs	(3,667)	(3,809)
Deferred revenue	5,824	7,481

Adjusted working capital - Non-GAAP measure	$(7,800)	$(6,203)

2014 Financing

We have not engaged in any securities issuances or other material capital raising in the first nine months of 2014.

2013 Financing and Common Stock Private Placement

For information concerning the financing we undertook in 2012 and 2013, please see our Annual Report on Form 10-K filed with the SEC on March, 31, 2014.

Cash Flows from Operating, Investing and Financing Activities

Information about our cash flows, by category, is presented in the accompanying unaudited Condensed Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013 (in millions):

	Nine Months Ended
	September 30,
	2014	2013	Increase/(Decrease)
Operating activities	$2.2	$(2.2)	$4.4	202.8%
Investing activities	(0.0)	(0.0)	0.0	27.1%
Financing activities	(1.3)	1.4	(2.7)	(198.6%)

Net cash provided by operating activities during the first nine months of 2014 increased by $4.4 million over the same period in the prior year. The increase in cash from operations was primarily driven by a decrease in net loss in the first nine months of 2014 of $2.7 million. Our net loss was $696,000 in the first nine months of 2014, a portion of which was the result of non-cash transactions during the year. Specifically, we had a $0.1 million non-cash expense related to employee and non-employee stock based compensation and a net $1.4 million of other non-cash transactions such as depreciation and amortization. Additionally, the changes in net working capital and other balance sheet changes contributed to a $0.9 million increase in cash provided by operating activities, most notably from a $4.1 million decrease in accounts receivable due to timing of receivable collections, a $3.8 million decrease in accounts payable and a $1.0 million decrease in inventory.

During the nine months ended September 30, 2013, net cash used in operating activities was $2.2 million. Our net loss was $3.5 million during the first nine months of 2013, most of which was the result of non-cash transactions during the quarter. Specifically, we had a $0.8 million non-cash expense including depreciation and amortization, employee and non-employee stock-based compensation.

Net cash used in investing activities was negligible during the nine months ended September 30, 2014 and the comparable nine months of 2013.

During the nine months ended September 30, 2014, net cash used in financing activities was $1.3 million, due to $0.1 million in paid financing costs, $0.8 million in repayments under our term loans, $0.5 million in payments for the Series D and Series E Preferred Stock dividends and $0.1 million for payment on contingent acquisition liability, offset by cash provided by an $0.2 million in net amounts borrowed under our lines of credit.

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

There have been no material changes to the Company's critical accounting policies during the nine months ended September 30, 2014.  See Footnote 2 of the Company's consolidated financial statements included in the Company's 2013 Annual Report on Form 10-K filed on March 31, 2014 with the SEC, for a description of the Company's critical accounting policies.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (Subtopic 205-40), which defines management's responsibility to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide related disclosures. Currently, this evaluation has only been an auditor requirement. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of the consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. This amended guidance will be effective for us beginning January 1, 2016. We do not expect the adoption of this amended guidance to have a significant impact on our Consolidated Financial Statements.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2014.

Inflation

We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Acting Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal financial and accounting officer), evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))) as of the end of the period covered by this Quarterly Report on Form 10-Q.  In designing and evaluating the effectiveness of our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Wells Notice - On July 2, 2014, we received a written “Wells Notice” from the staff of the SEC indicating that the staff has made a preliminary determination to recommend that the SEC bring an administrative proceeding against us. On the same day Nicholas R. Toms, our President and Chief Executive Officer and a member of the Board of Directors, also received a Wells Notice. The SEC staff has informed us that both Wells Notices relate to allegations that, from late 2009 to early 2011, Mr. Toms was the beneficial owner of shares of our common stock that were held and traded by a Delaware corporation in which Mr. Toms was a 10% owner; that Mr. Toms exercised control over the corporation’s securities account; and that the corporation’s shareholding and trades should have been reflected at the relevant times in public disclosures of Mr. Toms’ other holdings of our common stock.

A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the recipient with an opportunity to respond to issues raised by the SEC staff and offer its perspective to the SEC staff prior to any decision to institute proceedings. On August 8, 2014, we submitted to the SEC a response to the Wells Notice setting forth why no action should be commenced against it. As of the date of this filing, there have been no further developments in this matter.

Settlement of Taglich Action – In July 2014, we settled an action brought against it by stockholder Michael N. Taglich, in the Delaware Chancery Court, seeking to compel us to hold an annual meeting of stockholders. Pursuant to the settlement, the parties agreed that we would hold an annual meeting. The annual meeting was held on October 28, 2014.

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

ITEM 2.                       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                       DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                       MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                      OTHER INFORMATION

Not applicable.

ITEM 6.                       EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DecisionPoint Systems, Inc.

Date: November 10, 2014	By:	/s/ Dan Romanello
Dan Romanello
Acting Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2014	By:	/s/ Michael P. Roe
Michael P. Roe
Chief Financial Officer (Principal Financial and Accounting Officer

35