Form 10-K
period 2014-12-31
DecisionPoint Systems, Inc.
filed 2015-03-18
CIK 1505611

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Common Stock, par value $.001

Title of Class

Series D Preferred Stock, par value $.001

Title of Class

Series E Preferred Stock, par value $.001

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $5,580,083.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 12,729,563 as of March 6, 2015.

1

PART I

Forward-Looking Statements

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements", which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations of such terms, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of forward-looking statements. Such statements reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face and otherwise, and actual events may differ from the assumptions underlying the statements that have been made. Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation:

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

ITEM 1. BUSINESS

History

DecisionPoint Systems, Inc., formerly known as Comamtech, Inc. (the “Company”, “DecisionPoint”, “we”, “our” or “us”), was incorporated on August 16, 2010, in Canada under the laws of the Ontario Business Corporations Act (“OCBA”). On June 15, 2011, we entered into a Plan of Merger (the “Merger Agreement”) among the Company, its wholly owned subsidiary, 2259736 Ontario Inc., incorporated under the laws of the Province of Ontario, Canada (the “Purchaser”) and DecisionPoint Systems, Inc. (“Old DecisionPoint”). Pursuant to the Merger Agreement, under Section 182 of the OCBA, on June 15, 2011 (the “Effective Date”) Old DecisionPoint merged (the “Merger”) into the Purchaser and became a wholly owned subsidiary of the Company. Prior to the Merger, Comamtech was a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act). In connection with the Merger, the Company changed its name to DecisionPoint Systems, Inc., and the Purchaser changed its name to DecisionPoint Systems International, Inc. (“DecisionPoint Systems International”). On June 15, 2011, both companies were reincorporated in the State of Delaware.

DecisionPoint has two wholly owned subsidiaries, DecisionPoint Systems International and Apex Systems Integrators Inc. DecisionPoint Systems International has two wholly owned subsidiaries, DecisionPoint Systems Group Inc. (“DPS Group”) and CMAC, Inc. (“CMAC”). DecisionPoint Systems International acquired CMAC on December 31, 2010. CMAC was founded and incorporated in March 1996, and is a logistics consulting and systems integration provider focused on delivering operational and technical supply chain solutions, headquartered in Alpharetta, Georgia.

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

On July 2, 2014, the Company received a written “Wells Notice” from the staff of the Securities and Exchange Commission (the “SEC”) indicating that the staff has made a preliminary determination to recommend that the SEC bring an administrative proceeding against the Company. On the same day, Nicholas R. Toms, the Company’s then President and Chief Executive Officer and a then-serving member of the board of directors, also received a Wells Notice. Both Wells Notices relate to allegations that, from late 2009 to early 2011, Mr. Toms was the beneficial owner of shares of common stock of the Company that were held and traded by a Delaware corporation in which Mr. Toms was a 10% owner; that Mr. Toms exercised control over the corporation’s securities account; and that the corporation’s shareholding and trades should have been reflected at the relevant times in public disclosures of Mr. Toms’ other holdings of the Company’s common stock. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the recipient with an opportunity to respond to issues raised by the staff and offer its perspective to the staff prior to any decision to institute proceedings. In response to the Wells Notice, the Company’s Audit Committee conducted an internal review, assisted by new outside legal counsel, and on August 8, 2014, we submitted to the SEC a response to the Wells Notice setting forth why no action should be commenced against us. On August 15, 2014, Mr. Toms resigned from his positions as Chief Executive Officer, President and member of the Company’s board of directors. On February 11, 2015, the SEC commenced a formal administrative proceeding against Mr. Toms. No proceedings have been commenced against the Company.

On September 10, 2014, our board of directors caused the Company to file a proxy statement with the SEC in preparation for notifying its shareholders of, and conducting, an annual meeting of shareholders. Our proxy statement proposed the reelection of the incumbent members of our board of directors and the election of a new, additional director, James F. DeSocio. On September 16, 2014, shareholders Michael N. Taglich and Robert F. Taglich filed a preliminary proxy statement contesting our director slate and proposing an alternative slate of directors to be elected at the meeting. Effective as of the close of business on October 3, 2014, our incumbent directors and Messrs. Michael and Robert Taglich reached a settlement of their differences. Pursuant to the settlement, five of the incumbent directors, board Chairman Lawrence Yelin and board members Jay B. Sheehy, David M. Rifkin, Marc Ferland and Donald Dalicandro, have resigned from our board of directors; James F. DeSocio has been appointed to our board of directors; and Donald Dalicandro has been authorized to serve as a board observer until the end of the term during which he is eligible, under his employment agreement with the Company, to remain as a member of the board of directors. Thereafter, remaining incumbent director Robert Schroeder and new director Mr. DeSocio appointed the following four additional individuals as directors (all of whom were members of the alternative director slate proposed by Messrs. Michael and Robert Taglich): Michael N. Taglich, John Guttilla, Stanley P. Jaworski and Paul A. Seid. As a result of the foregoing, our board of directors currently consists of Mr. Schroeder, who is serving as Chairman, and Messrs. DeSocio, Michael Taglich, Guttilla, Jaworski and Seid, with Mr. Dalicandro as an observer.

On November 10, 2014, our new board of directors appointed current director James F. DeSocio, to serve as Interim Chief Executive Officer of the Company, pending the selection of a permanent CEO pursuant to an executive search currently being conducted.

Overview

DecisionPoint enables its clients to “move decisions closer to the customer” by “empowering the mobile worker”. We define the mobile workers as those individuals who are on the front line in direct contact with customers. These workers include field repair technicians, sales associates, couriers, public safety employees and millions of other workers that deliver goods and or services throughout the country. Whether they are blue or white collar, mobile workers have many characteristics in common.  Mobile workers need information, access to corporate resources, decision support tools and the ability to capture information and report it back to the organization.

DecisionPoint empowers these mobile workers through the implementation of various mobile technologies including specialized mobile business applications, wireless networks, mobile computers (for example, rugged tablets, and smartphones) and a comprehensive suite of consulting, integration, deployment and support services.

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

Mobile computing capabilities and usage continue to grow. With choice comes complexity so helping our customers navigate the myriad options is what we aim to do best. The right choice may be an off-the-shelf application or a custom business application to fit a very specific business process. DecisionPoint has the specialized resources and support structure to help our customers make the right choices, and then to deliver to those customers the hardware, software, connectivity and follow-up maintenance and other services that they need. We address the mobile application needs of customers in the retail, manufacturing, transportation, warehousing, distribution, logistics and other market segments. We continue to invest in building out our capabilities to support these markets and business needs. For example, in July 2012, we invested in the expansion of our custom software development capabilities through the acquisition of Illume Mobile in Tulsa, OK, which specializes in the custom development of specialized mobile business applications for Apple, Android and Windows Mobile devices. Additionally, through the acquisition of Illume Mobile we acquired a cloud-based, horizontal software application “ContentSentral” which manages and distributes multiple types of corporate content (for example, PDF, video, images, and spreadsheets) on mobile tablets used by field workers.  We also substantially increased our software products expertise with the acquisition in June 2012 of Apex in Canada. The APEXWare™ software suite significantly expanded our field sales/service software offerings.  APEXWare™ is a purpose-built mobile application well suited to the automation of field sales/service and warehouse workers.  Additionally, we continue to expand our deployment and MobileCare support offerings. In 2012 we moved our headquarters location to a larger facility in Irvine, CA in order to accommodate the expansion of our express depot and technical support organizations. In 2013 we consolidated our East Coast depot facility into our larger facility in Irvine, CA in order to provide our East Coast customers with later service hours and to gain some economies of scale. We also continue to invest in our “MobileCare EMM” enterprise mobility management offering.  We are continuing to extend our mobile device management (“MDM”) offering from our historically ruggedized mobile computer customer base to address the growing use of consumer devices by clients and others to support the Bring Your Own Device (“BYOD”) and Bring Your Own Application (“BYOA”) movements affecting commerce and our industry in general.

We have developed an ‘ecosystem’ of partners to support the assembly and manufacturing provisions of our custom and off-the-shelf solutions. These partners include suppliers of mobile devices (Apple, Intermec and Motorola, among others), wireless carriers (AT&T, Sprint, T-Mobile, Verizon), mobile peripheral manufactures (Zebra Technologies Corporation, Datamax – O’Neil), and a large number of specialized independent software vendors such as AirWatch, VeriFone GlobalBay, XRS and Wavelink.

We have several offices throughout North America allowing us to serve multi-location clients and their mobile workforces. Additionally, we keep aware of potential acquisition candidates that could provide us with complementary products and service offerings and make acquisitions when we identify sufficiently valuable opportunities.

Marketplace

Industry

The Enterprise Mobile Computing industry continues to grow on many fronts. The industry’s early growth was fueled through the standardization of several key technologies such as the Windows Mobile operating system, 802.11 a/b/g “Wi-Fi” wireless local area networks, and robust nationwide wireless carrier data networks such as Sprint, T-Mobile and Verizon. The more recent advances in “consumer” class smartphones and tablets have enabled new applications and expanded the market’s reach to support a broadening set of mobile user needs. While a few of these deployments have been in response to reducing the deployment costs of traditional ruggedized mobile devices, the majority represent new deployments in markets which were previously under-serviced and thus represent new market opportunities.

The industry is comprised of companies that bring specific value to one or more elements of the overall customer solution.  These specialized companies can be grouped into the following categories:

•	Hardware manufacturers such as Apple Computer, Samsung, Honeywell and Zebra Technologies each provide specialized mobile computers and peripherals.
•	Wireless Carriers such as Sprint, T-Mobile and Verizon provide robust data and voice networks.
•	Specialized application providers (ISVs) that focus on providing mobile applications to meet specific industry and business requirements. Our APEXWare™ solution set is one such example.
•	Systems integrators such as DecisionPoint that work directly with the end user to define the business requirements and then design and develop the final solution using our existing intellectual property or components from other providers.

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

Our customers include:

•	Retailers in various categories and sizes.
•	Manufacturing companies.
•	Transportation, warehousing and distribution, including logistics companies.

Historically, a relatively small number of customers have accounted for a significant portion of the Company’s revenue.  Sales to one customer represented 10% of the Company’s revenue for the year ended December 31, 2014 and 2013.  The Company had three customers, two of which were not the same, who represented 21% and 24% of its revenue for the year ended December 31, 2014 and 2013, respectively.

Now that the Field Mobility marketplace (as defined below) is experiencing rapid growth, we are working with cellular data service providers such as Verizon Wireless to reach new users of mobile solutions. A common element of many customers is that they are new to mobile computing and thus have limited staff or expertise to deploy and support such programs. As such, DecisionPoint is an ideal partner for these customers in that our portfolio of development, deployment and support services ensure the success of their mobile and wireless projects.

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

  Full Solution Customer – This is a customer that wants us to provide not only the entire solution from initial consultation, design, development and deployment, but also the ongoing support of the system. Such an end-user views the entire system as critical to its business and wants to outsource it to industry professionals. This is the ideal customer for us, one that understands and values the cost effectiveness of the entire solution and ongoing support of the system.

  Customer as its own integrator – The customer sources all the parts and pieces of the system, programs it, installs it, commissions it and supports it. In effect, the customer is its own integrator, and wants to buy products and services only in a transactional relationship. DecisionPoint limits its resources to provide these customers with competitive product and service pricing.

  Hybrid Customer – Such customers have some systems integration capability themselves but have also recognized that “they know what they don’t know” and are willing to contract for certain services as part of an enhanced transactional relationship. A Hybrid Customer is attractive on a case-by-case basis depending on the circumstances of the situation.

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

Field Mobility

Transportation, logistics and field services such as repair and maintenance, delivery and inspections are now emerging as new markets. This is primarily due to the arrival of robust, national wireless carrier networks that can reach field-based mobile workers almost anywhere they are. The general term for this new market group is referred to as “Field Mobility”.  Although it cuts across multiple industries and business applications, it has one common characteristic: goods are tracked or services are being performed by field-based workforces, not workers operating in a single location under one roof.

Our Field Mobility Practice

We established our Field Mobility practice in 2008 with the express purpose of replicating our historical success in vertical markets with a new set of customers and a new ecosystem of large cellular partners including Sprint, T-Mobile and Verizon. These partners provide referrals of end users that are interested in field mobility solutions.  We, in turn, provide solutions which require cellular data networks. We have experienced year over year growth in this segment and believe this trend will continue due to the adoption of smartphones, tablet computers and the continued cost reductions and increased access of cellular data networks. The cellular carriers not only bring potential new opportunities but also have attractive programs which allow us to earn additional revenue when we facilitate service of mobile computers and devices on their networks.

Products and Services

Through our network of solutions, we provide a top-down suite of products and services for our customers. We have built a network of market and application focused ISV’s specializing in Field Mobility applications for this purpose. An ISV application, ruggedized mobile hardware, a wireless network, deployment services, and ongoing system support can be delivered by DecisionPoint more effectively and with less risk than with any other combination of providers. Below is an overview of our offerings.

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

DecisionPoint custom development: When one of our off-the-shelf solutions or other ISV solution is not available, custom software can be created in-house using standardized programming platforms like the Microsoft.NET® framework, Java™, Android and Apple iOS. These are used when there is simply no other “off-the-shelf” way to meet the customer’s requirements or when a client believes their business requirements are so unique that only a custom solution will work. An increasingly popular requirement for many corporate clients, which we are able to fulfill, is a custom application that is written once, but supports multiple mobile operating systems.

Professional Services

Our professional services offerings fall into one of three categories: business consulting, technical consulting and technical development.

•	Business consulting is where we engage with our customer to help them understand the potential return on investment (ROI), of implementing mobile computing, or supply chain services as examples, for a particular business process.

•	Technical consulting services help determine the technology to be used and how it is to be implemented to meet that ROI. We utilize our evaluation techniques, tools, and experience to recommend the optimal technology solution that provides organizational, operational and system improvements to our customers. We take advantage of our database and assessment methodology to quickly identify viable solutions for client operations. Once the solution is identified and selected, we apply our fast track “3D” (Define, Design, Deliver) implementation methodology to ensure project success.

•	Technical development includes actual software programming and configuration of the mobile computing, application solutions as well as interface software needed to connect to our customer’s existing back-office systems.

Our full suite of professional services allow for many “areas of engagement” with our customer base. We can initiate and engage on an opportunity in several areas of the project lifecycle. The professional services listed below allow us to provide value to organizations regardless of where the customer is in their project evaluation/implementation or rollout:

● Engineering & Material Handling	● Back office integration development
● Facility Automation	● Site Surveys & Installation
● Supply Chain Strategy	● Change Management
● Six Sigma & Lean Six Sigma	● Resource Augmentation
● WMS/3PL Selection & Support	● Temp-to-Perm
● Call Center Outsourcing	● Contract-to-Hire or Direct Hire
● Project Management	● Work Flow Management
● WMS/ERP Implementation	● Transportation Management

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

We offer the following types of enterprise wireless and mobile computing hardware on a cost competitive basis:

  Handheld and vehicle mounted, ruggedized mobile computers
  802.11 a/b/g/ wireless LAN (“Wi-Fi”) infrastructure
  GPS receivers
  Two-way radios
  Handheld barcode scanners
  Laptops and tablet computers for rugged environments
  Consumer smartphone and tablet computers

We also offer a full line of bar code consumables, including high quality labels, RFID tags, and printer ribbons to meet the demands of every printing system.  In addition, consumables are essentially a recurring revenue stream once a customer has their system up and running.

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

All of our sales people are qualified in system technology design, installation and integration. They receive substantial technical support and assistance from our systems engineers and technicians and software engineers. Supporting the sales and marketing effort are 5 sales administrators, who are responsible for the detailed order entry and for the inputting of the related data into our accounting system.

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

Competition

The business in which we operate is highly competitive. Continued evolution in the industry, as well as technological advancements, is opening up the market to increased competition.  Other key competitive factors include: industry consolidation; price; availability of financing; product and system performance; product quality, availability and warranty; the quality and availability of service; company reputation; and time-to-market.  We believe we are uniquely positioned in the industry due to our strong customer and vendor relationships, our consultative and technological leadership and capabilities and our comprehensive range of product and service offerings.

We compete with other value added resellers (“VAR”s) and System Integrators/engineering organizations (“SI”) in system design, integration and maintenance arenas.  However, as a Tier-1 reseller for major equipment vendors including Zebra Technologies / Motorola Solutions, we encounter fewer than ten competitive Tier-1 VARs and SIs representing these manufacturers in the marketplace.

We typically win business from such competitors based on our turnkey software engineering skills and one-stop-shop technical capabilities.  Recognizing us as a significant VAR within its universe of Tier-1 partners, Zebra Technologies / Motorola Solutions has granted us variable pricing applicable to specific major customers.  These price discounts give us an edge in the marketplace through greater margin flexibility.  As a result, we do not typically lose contracts due to price sensitivity.

Large system integrators are seeking to move further into the segment in which we compete. Competitors in this segment may also serve as subcontractors to large system integrators and are selected based on a number of competitive factors and customer requirements.  Where favorable to us, we may partner with other system integrators to make available our portfolio of advanced mission-critical services, applications and devices.  Our MobileCare™ EMM offering is one such offering that we continue to subcontract to leading IT outsourcing companies like HP.

We have identified the following companies as primary competitors in the VAR and SI space:

•	Tolt Solutions – In June 2013, Agilysis sold the Retail Solutions Group (“RSG”) to Clearlake Capital Group, the new company was named Kyrus Solutions, Inc. (“Kyrus”). In January 2014, Kyrus merged with Told Service Group to form Tolt Solutions, Inc. to offer innovative custom IT solutions, including retail point-of-sale, self-service and wireless mobility development and solutions along with deployment and maintenance services, network management solutions and other managed services.

•	International Business Machines Corp. (NYSE: IBM) – Although significantly larger than us, IBM Mobility and Wireless Services seek to deliver the same type of value proposition to the market. IBM is a very large organization; enterprise wireless and mobile computing are just one of a large set of competencies and services they provide to the marketplace. To address growing needs of the mobile enterprise, IBM is expanding its software and services capabilities through acquisitions and organic innovation to provide customers with all the resources to develop a mobile computing strategy. In February 2012, IBM acquired Worklight, a privately held Israeli-based provider of mobile software for smartphones and tablets, an acquisitions that accelerates IBM’s mobile portfolio helping corporations leverage the proliferation of mobile devices for B2C, B2E and B2B. In 2013, IBM launched “IBM MobileFirst”, a unified approach to help customers efficiently build and deploy mobile applications and maintain visibility and control over their mobile infrastructure. Also in 2013, IBM invested in core mobile enterprise capabilities with strategic acquisitions such as Fiberlink, Trusteer, Xtify and The Now Factory. In July 2014, IBM and Apple® announced a strategic partnership to deliver a new class of enterprise ready MobileFirst business application for iOS combining mobility and analytics.

•	Accenture plc (NYSE: ACN) – Accenture is a global management consulting, technology consulting and technology outsourcing company. Their global headquarters are in Dublin, Ireland. It is the largest consulting firm in the world, as well as being a global player within the technology consulting industry.

•	Sedlak Management Consultants – Sedlak is a supply chain consulting firm specializing in distribution consulting. They are a privately-held Cleveland, Ohio-based company, and have been in business for over 50 years.

•	Peak-Ryzex – Maryland based Peak-Ryzex is an integrator of Automated Identification and Data Collection (“AIDC”) equipment including wireless RF, network and ERP integration solutions, enterprise printing, bar code scanning, mobile computing, and terminal and software technologies. Peak-Catalyst was originally built up by former DecisionPoint CEO Nicholas Toms and former DecisionPoint CFO Donald Rowley, and was then sold to Moore Corporation (now RR Donnelley) in 1997. RR Donnelley, as part of its strategy to focus on commercial printing, sold Peak to Platinum Equity in December 2005. Keystone Capital, Inc. acquired Peak in October 2011, from Platinum Equity. During December 2011, Peak Technologies acquired Washington based Ryzex, a mobile technology solutions company and subsequently changed their name to Peak-Ryzex in 2012. During August 2012, Peak-Ryzex acquired Catalyst from CDC Global Services and subsequently launched Peak-Catalyst as a SAP division of Peak-Ryzex. Peak-Catalyst is a highly specialized SAP services partner and a leader in the design and implementation of SAP Supply Chain Management (SAP SCM) solutions.

•	Stratix, Inc. – Georgia based Stratix is a substantial competitor of DecisionPoint, especially in the South Eastern part of the U.S. Their customer base includes large nationally based Tier-1 retailers, distributors, major commercial airlines and general manufacturers. In December 2011, Stratix announced that Grey Mountain Partners had acquired a majority interest in the company. In 2012, Stratix, Inc. announced a strategic partnership with PiiComm, Inc., a provider of wireless and mobile workforce solutions for enterprise and government in Canada specializing in transportation & logistics, field services, warehouse and healthcare. In 2013, Stratic, Inc. sold their software division to ServicePower Technologies Plc (AIM:SVR), the sale includes Stratix’ Field Service mobile application development team, intellectual property and existing Field Service Software contacts.

•	Denali Advanced Integration – Washington based Denali Advanced Integration is a full system integration company with services ranging from IT Consulting, Managed Services and Enterprise Mobility Solutions. Denali is a substantial competitor of DecisionPoint in the North Western part of the U.S. Denali Advanced Integration partners with major mobility vendors Motorola, Intermec and Zebra.

•	Group Mobile –Arizona based Group Mobile is exclusively focused on providing a total solution to customers within the area of rugged, mobile, and field-use computing products.

•	Pariveda Solutions –Headquartered in Dallas Texas, Pariveda Solutions is an IT consulting company delivering both strategic consulting services and technical solutions to customers.

•	Barcoding, Inc. – Maryland based Barcoding helps organizations streamline their operations with automatic identification and data collection systems (AIDC). Clients include manufacturing, distribution, healthcare and warehousing enterprises, as well as state, local and federal agencies.

•	Quest Solution (OTCBB: QUES) – Oregon based Quest Solution is a national mobility systems integrator with focus on design, delivery, deployment and support of fully integrated mobile solutions. On November 18, 2014, Quest Solution entered into an agreement to acquire Bar Code Specialties, Inc. (“BCS”). BCS is a leading nationwide turnkey solution provider selling to supply chain companies.

•	Other Competitors in the U.S. – Certain ‘catalog and online’ AIDC equipment resellers offer end-users deeply discounted, commodity oriented products; however, they typically offer limited or no maintenance support beyond the manufacturer’s warranty (which generally results in slower repair turnaround time). More importantly, as end users have become increasingly dependent on VARs and Sis to provide platform design, integration and maintenance, end users typically do not place major purchase orders with such resellers.

Employees

As of February 28, 2015, we have a total of 75 full-time employees and 2 part-time employees. We have not experienced any work disruptions or stoppages and we consider relations with our employees to be good.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. Before making an investment, you should carefully consider each of the following risk factors and all of the other information set forth in this report or in our other Securities and Exchange Commission filings. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our Company. However, the risks and uncertainties our Company faces are not limited to those set forth in the risk factors described below and may not be in order of importance or probability of occurrence. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. In addition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

If any of the following risks and uncertainties develops into actual events, these events could have a material adverse effect on our business, financial condition or results of operations. In that case, the trading price of our common stock could decline.

RISKS RELATING TO OUR BUSINESS

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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt as to our ability to continue as a going concern.

Although our consolidated financial statements have been prepared assuming we will continue as a going concern, our independent registered public accounting firm, in its report accompanying our consolidated financial statements as of and for the year ended December 31, 2014, expressed substantial doubt as to our ability to continue as a going concern as of December 31, 2014. The inclusion of a going concern explanatory paragraph may make it more difficult for us to secure additional financing or enter into strategic relationships on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain.

The mobile computing industry is characterized by rapid technological change, and our success depends upon the frequent enhancement of existing products and services and timely introduction of new products and services that meet our customers’ needs.

Customer requirements for mobile computing products and services are rapidly evolving and technological changes in our industry occur rapidly.  To keep up with new customer requirements and distinguish us from our competitors, we must frequently introduce new products and services and enhancements of existing products and services.  Enhancing existing products and services and developing new products and services is a complex and uncertain process.  It often requires significant investments in research and development (“R&D”), which we do not undertake. Even if we made significant investments in R&D, they might not result in products or services attractive or acceptable to our customers.  Furthermore, we may not be able to launch new or improved products or services before our competition launches comparable products or services.  Any of these factors could cause our business or results or operations to suffer.

Future business combinations and acquisition transactions, if any, as well as recently closed business combinations and acquisition transactions, may not succeed in generating the intended benefits and may adversely affect our business.

Integration of new businesses or technologies into our business may have any of the following adverse effects:

•	We may have difficulty transitioning customers and other business relationships.
•	We may have problems unifying management following a transaction.
•	We may lose key employees from our existing or acquired businesses.
•	We may experience intensified competition from other companies seeking to expand sales and market share during the integration period.
•	Our management’s attention may be diverted to the assimilation of the technology and personnel of acquired businesses or new product or service lines.
•	We may experience difficulties in coordinating geographically disparate organizations and corporate cultures and integrating management personnel, including those with different business backgrounds.

The inability of our management to successfully integrate acquired businesses or technologies, and any related diversion of management’s attention, could have a material adverse effect on our business, operating results and financial condition.

Business combinations and other acquisition transactions may have a direct adverse effect on our financial condition, results of operations, liquidity or stock price.

To complete acquisitions or other business combinations, we may have to use cash, issue new equity securities with dilutive effects on existing stockholders, take on new debt, assume contingent liabilities or amortize assets or expenses in a manner that might have a material adverse effect on our balance sheet, results of operations or liquidity.  We are required to record certain financing and acquisition-related costs and other items as current period expenses, which would have the effect of reducing our reported earnings in the period in which an acquisition is consummated.  These and other potential negative effects of an acquisition transaction could prevent us from realizing the benefits of such transaction and have a material adverse impact on our stock price, financial condition, results of operations and liquidity.

We may need to raise additional funds, and these funds may not be available when we need them or may not be obtainable on favorable terms.

We may need to raise additional monies in order to fund our growth strategy and implement our business plan. Specifically, we may need to raise additional funds in order to pursue rapid expansion, develop new or enhanced services and products, and acquire complementary businesses or assets. Additionally, we may need funds to respond to unanticipated events that require us to make additional investments in or expenditures on behalf of our business. There can be no assurance that additional financing will be available when needed, on favorable terms, or at all. If funds are not available when we need them, then we may need to change our business strategy, reduce our rate of growth or suffer losses or other adverse impacts.

In the near term, our ability to continue to restructure our operations and continue to reduce operating costs, and our ability to raise additional capital on acceptable terms, are critical to our ability to continue to operate for the foreseeable future.  If we continue to incur operating losses or do not raise sufficient additional capital, material adverse events may occur, including, but not limited to, 1) a reduction in the nature and scope of our operations, 2) our inability to fully implement our current business plan and 3) continued defaults under our existing loan agreements.  A covenant default would give one of our creditors the right to demand immediate payment of all outstanding amounts, which we would likely not be able to pay out of normal operations.  There are no assurances that we can successfully implement our plans with respect to these liquidity matters.

Our revolving line-of-credit agreements and our loan agreements may limit our flexibility in managing our business, and defaults of any financial and non-financial covenants in these agreements could adversely affect us.

Our revolving-line-of-credit agreements as well as our term loan impose operating restrictions on us in the form of financial and non-financial covenants (see “Note 9 – Lines of Credit” along with Note 10 – “Term Debt” in our accompanying Notes to Consolidated Financial Statements for additional details). These restrictions limit the manner in which we can conduct our business and may restrict us from engaging in favorable business opportunities. These restrictions limit our ability, among other things, to incur further debt, make future acquisitions and other investments, restrict making certain payments such as dividend payments, and restrict disposition of assets.

At December 31, 2014, the outstanding balance on the line of credit with Silicon Valley Bank (“SVB”) is $5.7 million and the interest rate is 6.5%. Availability under the line of credit is $2.2 million as of December 31, 2014. The line of credit has a certain financial covenant and other non-financial covenants. As of December 31, 2014 and 2013, the Company was in compliance with the tangible Net Worth financial covenant and had available a $1.0 million and $0.8 million cushion over the requirement, respectively. The line of credit expired in February 2015. On February 27, 2015, we entered into an Amendment to the Loan and Security Agreement (“the “Amendment”) with SVB. The Amendment amended the original Loan and Security Agreement with SVB dated December 15, 2006 to extend the maturity date of the revolving credit line provided thereunder to February 28, 2017. The Amendment provides for interest at prime plus 3.25% in 2015, and provides for further interest rate reductions upon achievement of certain financial thresholds. The Amendment contains certain financial covenants. The Company believes that at the time of this filing it is compliant with the terms and provisions of its amended SVB loan agreement. Should the Company continue to incur losses in a manner consistent with its recent historical financial performance, the Company will violate this covenant without additional net capital raises.

We are party to a credit agreement, dated June 4, 2012 (the “RBC Credit Agreement”) with Royal Bank of Canada (“RBC”). The RBC Term Loan has certain financial covenants and other non-financial covenants.   On August 16, 2013 the RBC Credit Agreement was amended and certain financial covenants were modified.  Pursuant to the amended credit agreement and commencing with the fiscal year ending December 31, 2013, we are required to maintain a fixed coverage ratio, calculated on a consolidated basis of not less than 1.15:1 with a step-up to 1.25:1 as of March 31, 2014, tested on a rolling four quarter basis thereafter and a ratio of funded debt to EBITDA, calculated on an annual consolidated basis of not greater than 3.0:1, tested on a rolling four quarter basis thereafter.   We were not in compliance with the reset covenants at September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013. Accordingly, we have classified this debt obligation as current at March 31, 2014 and December 31, 2013. The final payment on the RBC Term loan is due June 2015. As of December 31, 2014, we were in compliance with the reset covenants and expect to continue to meet the requirements of our RBC financial covenants over the short and long term.

We were not in compliance with certain financial covenants under the agreements with the RBC Credit Agreement and our agreement with BDC, Inc. (“BDC”), dated as of June 4, 2012 (“BDC Credit Agreement”) as of March 31, 2013 and June 30, 2013.  We have received waivers for non-compliance for past covenant violations.  On August 22, 2013, the BDC Credit Agreement was amended and certain financial covenants were modified.  Pursuant to the amended loan agreement, we are required to maintain, for the duration of the investment, a term debt to equity ratio not exceeding 1.1:1 (measured annually); and an adjusted current ratio of 0.40:1 (measured annually) and revised annually 120 days after each year end.  We were in compliance with all of our BDC financial covenants as of December 31, 2014 and 2013. We expect to continue to meet the requirements of our BDC financial covenants over the short and long term.

On June 4, 2012, we entered into the BDC Loan Agreement as part of the Apex Purchase Agreement (see “Note 5 – Business Combinations” in our accompanying Notes to Unaudited Condensed Consolidated Financial Statements), pursuant to which BDC made available to Apex a term credit facility (“BDC Term Loan”) in the aggregate amount of CDN $1,700,000 (USD $1,632,000 at the Closing Date). The BDC Loan Agreement contains certain financial and non-financial covenants.  On August 22, 2013, the BDC Term Loan was amended and certain financial covenants were modified.  Pursuant to the amended loan agreement, the Company is required to maintain, for the duration of the investment, a term debt to equity ratio not exceeding 1.1:1 (measured annually); and an adjusted current ratio of 0.40:1 (measured annually) and revised yearly 120 days after each year end.  The Company was in compliance with all of our BDC financial covenants as of December 31, 2014.  We expect to continue to meet the requirements of our BDC financial covenants over the short and long term.

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

The wireless mobile solutions marketplace, while highly fragmented, is very competitive and many of our competitors are more established and have greater resources. We expect that competition will intensify in the future. Some of these competitors also have greater market presence, marketing capabilities, technological and personnel resources than the Company. As compared with our company therefore, such competitors may:

  develop and expand their infrastructure and service/product offerings more efficiently or more quickly adapt more swiftly to new or emerging technologies and changes in client requirements take advantage of acquisition and other opportunities more effectively devote greater resources to the marketing and sale of their products and services; and
  leverage more effectively existing relationships with customers and strategic partners or exploit better recognized brand names to market and sell their services.

 These current and prospective competitors include:

  other wireless mobile solutions companies such as Tolt Solutions, International Business Machines (NYSE: IBM), Accenture, Sedlak, Peak Ryzex, Stratix, Denali Advanced Integration, Group Mobile, Pariveda Solutions, Barcoding Inc., and Quest Solution (OTCBB: QUES);
  in certain areas our existing hardware suppliers, in particular Zebra Technologies / Motorola Solutions but also Intermec and others; and
  the in-house IT departments of many of our customers.

Business combinations and other acquisition transactions by our vendors or competitors may have a direct adverse effect on our business

On October 27, 2014, Zebra Technologies Corporation, completed its previously announced acquisition of the Enterprise business, a division of Motorola Solutions, Inc. Both companies represent current vendors and issues related to the integration have the potential of supply or credit disruptions.

A significant portion of our revenue is dependent upon a small number of customers, and the loss of any one or more of these customers would negatively impact our results of operations.

We had one customer who represented 10% of the Company’s revenue for the year ended December 31, 2014 and 2013.  We had three customers, two of which were not the same, who represented 21% and 24% of its revenue for the year ended December 31, 2014 and 2013, respectively. Our accounts receivable was concentrated with two customers at December 31, 2014, representing 14% and 10% of gross accounts receivable, respectively, and with one different customer at December 31, 2013, representing 19% of gross accounts receivable.

Customer mix shifts significantly from year to year, but a concentration of the business with a few large customers is typical in any given year.  A decline in our revenues could occur if a customer which has been a significant factor in one financial reporting period gives us significantly less business in the following period. Any one of our customers could reduce their orders for our products and services in favor of a more competitive price or different product at any time. The loss of qa significant customer could have a material adverse impact on our Company.

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

Our ability to meet financial objectives depends on our ability to timely obtain an adequate delivery of hardware as well as services from our vendors. For the year ended December 31, 2014, our four primary vendors collectively represented 60% of total purchases and one vendor represented 26% of total purchases.  Certain supplies are available form a single source or limited sources for which we may be unable to provide suitable alternatives in a timely manner.  In addition, we may experience increases in vendor prices that could have a negative impact on our business.  Credit constraints by our vendors could cause us to accelerate payables by us, impacting our cash flow.  Any unanticipated expense, or disruption in our business or operations of our limited number of suppliers could adversely affect our business, financial condition and results of operations.

Use of third-party suppliers and service providers could adversely affect our product quality, delivery schedules or customer satisfaction, any of which could have an adverse effect on our financial results.

In particular, we rely heavily on a number of privileged vendor relationships as a VAR for the Motorola Solutions Partner Pinnacle Club program, a manufacturer of bar code scanners and portable data terminals; as an Honors Solutions Provider for Intermec, a manufacturer of bar code scanners and terminals; as a Premier Partner with Zebra, a printer manufacturer, and O’Neil, the leading provider of ‘ruggedized’ handheld mobile printers. The loss of VAR status with any of these manufacturers could have a substantial adverse effect on our business.

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

  the introduction and market acceptance of new technologies, products and services;
  new competitors and new forms of competition;
  the size and timing of customer orders;
  the size and timing of capital expenditures by our customers;
  adverse changes in the credit quality of our customers and suppliers;
  changes in the pricing policies of, or the introduction of, new products and services by us or our competitors;
  changes in the terms of our contracts with our customers or suppliers;
  the availability of products from our suppliers; and
  variations in product costs and the mix of products sold.

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

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected.  Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including our Interim Chief Executive Officer, Chief Financial Officer, Senior Vice Presidents and certain other senior management individuals. We cannot guarantee that we will be successful in retaining the services of these or other key personnel.  If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

We are increasingly dependent on information technology systems and infrastructure (cyber security).

We increasingly rely upon technology systems and infrastructure. Our technology systems are potentially vulnerable to breakdown or other interruption by fire, power loss, system malfunction, unauthorized access and other events such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested heavily in the protection of data and information technology and in related training, there can be no assurance that our efforts will prevent significant breakdowns, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition of the company. In addition, significant implementation issues may arise as we continue to consolidate and outsource certain computer operations and application support activities.

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

Our Net Operating Loss Carryforwards may be limited.

Pursuant to Internal Revenue Code (IRC) Section 382, annual use of our Federal net operating loss carryforwards may be limited in the event a cumulative change in ownership of our company of more than fifty percent occurs within a three-year period.  In addition, IRC Section 382 may limit our built-in items of deduction, including capitalized start-up costs and research and development costs.  We have completed an IRC 382 analysis regarding the limitation of our net operating loss carryforwards as of December 31, 2013.   Based on our analysis, it appears that a change in ownership occurred on November 8, 2013. Due to the change, our pre-change net operating loss carryforwards are limited to approximately $505,000 per year. At December 31, 2014, we had Federal net operating loss carryforwards of approximately $9.1 million. Of this amount, approximately $9.1 million is available after the application of IRC Section 382 limitations.

RISKS RELATING TO OUR SECURITIES

There has been a limited trading market for our common stock.

Currently, our common stock is available for quotation on the OTCQB marketplace under the symbol “DPSI.” There is a limited trading market for the common stock in this marketplace. Our Series D Preferred Stock is available for quotation on the OTCQB marketplace under the symbol “DPSIP”. Our Series A, B and E Preferred Stock is not traded or quoted in any public exchange or marketplace. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

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

VWAP	Number of PIK shares issuable in 2015
$0.60	108,472
$0.50	130,166
$0.40	162,708

Our Series E Preferred Stock entitle the holder to cumulative dividends, payable quarterly, at an annual rate of (i) 10% of the Stated Value during the three year period commencing on the date of issue, and (ii) 14% of the Stated Value commencing three years after the date of issue. We may, at our option, pay dividends in shares of Series E PIK Shares, in which event the applicable dividend rate will be 14% and the number of such Series E PIK Shares issuable will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective conversion price (currently $0.50) or (y) VWAP of the Company’s common stock for the five prior consecutive trading days. Accordingly, if the VWAP of our common stock for the applicable measuring period is below $0.50, the number of shares issuable as PIK Shares will vary with such VWAP.

The following table sets forth, for illustrative purposes, the number of shares of Series E Preferred Stock we would issue if we were to elect to pay dividends on the Series E Preferred Stock in 2014, at different VWAP’s. The Series E PIK Shares are convertible into such number of shares of our common stock equal to the number of shares of Series E Preferred Stock to be converted, multiplied by the Stated Value, and divided by the Conversion Price in effect at the time of the conversion.

VWAP	Number of PIK shares issuable in 2015
$0.40	76,810
$0.30	102,414
$0.20	153,620

If we issue common stock at a price less than the conversion price then in effect, the conversion prices of the Series D Preferred Stock and the Series E Preferred Stock will be reduced and will potentially cause additional common stock to be issued upon Series D Preferred Stock and the Series E Preferred Stock conversion.

Our Series D Preferred Stock and the Series E Preferred Stock entitle the holder certain anti-dilution rights upon subsequent issuances of common stock which is less than the conversion price then in effect of the Series D Preferred Stock and the Series E Preferred Stock, respectively.

As a result of the sale in August 2013 of common stock, the conversion price of the Series D Preferred Stock was reduced from $1.00 per share to $0.90 per share.  As a result of the sale of Series E Preferred Stock in November 2013, the Conversion Price of the Series D Preferred Stock was further reduced to $0.71 per share. If all outstanding shares of Series D Preferred Stock and Series E Preferred are converted an additional 10,286,718 and 8,330,660 shares of common stock, respectively, will be issued further diluting existing common stockholders. If we issue additional shares of common stock (or securities convertible into common stock), at a price below the then-effective conversion price (subject to certain exceptions), the conversion price of the Series D and Series E Preferred Stock will be further reduced.

Common Stock issued to investors contains certain price adjustment provisions.

In connection with the closings on August 15, 2013 and August 21, 2013 (the “August 2013 Private Placement”), we granted certain price adjustments to the purchasers under the August 2013 Private Placement (the “August 2013 Investors). For a period commencing on the initial closing under the August 2013 Private Placement and terminating on a date which is 24 months from the initial closing, in the event we issue or grant any shares of common stock or securities convertible, exchangeable or exercisable for shares of common stock pursuant to which shares of common stock may be acquired at a price less than $0.60 per share, then we shall promptly issue additional shares of common stock to the August 2013 Investors in an amount sufficient that the subscription price paid, when divided by the total number of shares issued (shares purchased under the August 2013 Purchase Agreement plus the additional shares issued under this provision), will result in an actual price paid by the subscriber per share of common stock equal to such lower price. As a result of the sale of Series E Preferred Stock in November 2013, we issued 585,467 additional shares of common stock to the August 2013 Investors. If in the future we are required to issue additional shares of common stock pursuant to these price adjustment rights, such issuances will result in further dilution to our then-current stockholders.

The warrants issued to investors and the placement agent under the August 2013 PIPE contain certain anti-dilution and price adjustment provisions.

In connection with the August 2013 Private Placement, we issued warrants to the placement agent and investors that contained certain anti-dilution (“down-round”) protection. If at any time while the August 2013 Placement Agent Warrants or August 2013 Investor Warrants are outstanding, we shall sell or grant any option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or common stock equivalent, at an effective price per share less than the exercise price then in effect of the August 2013 Placement Agent Warrants or August 2013 Investor Warrants, the exercise price of the Placement Agent Warrants and August 2013 Investor Warrants shall be reduced to such lower price. Such price adjustment provisions may result in further dilution to existing stockholders.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

  that a broker or dealer approve a person’s account for transactions in penny stocks; and
  the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

  obtain financial information and investment experience objectives of the person; and
  make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

The corporate headquarters and sales operations, including sales administration, software development, depot operation and the financial management are located in Irvine, California where we lease 10,325 square feet of office, the lease expires in July 2017. The current monthly rental expense is approximately $13,000.

The Company has a sales and administrative office located in Alpharetta, Georgia where it leases 5,100 square feet for general office purposes under a lease which expires in July 2018. In addition, the Company has a lease for 4,800 square feet in Alpharetta, Georgia for its technology lab center which expires in April 2015, under the same terms and conditions. The current monthly rental expense for the sales and administrative office and the technology lab is approximately $13,000.

Effective upon the closing date of the purchase of Apex in June 2012, we assumed Apex’s lease of 7,800 square feet in Burlington, Ontario, Canada, which expires in March 2016. The current monthly rental expense is approximately CDN$12,000.

Effective upon the closing date of our purchase of Illume Mobile in July 2013, we assumed the Illume Mobile lease of 10,000 square feet in Tulsa, Oklahoma, with the same terms and conditions as the underlying lease. The lease expired in September 2013. In May 2013, we entered into a new office lease agreement for 6,358 square feet located in Tulsa, Oklahoma beginning September 2013. The lease expires in August 2020.  The current monthly rental expense is approximately $6,000.

We believe that our properties are in good condition, adequately maintained and suitable for the conduct of our business. Certain of our lease agreements provide options to extend the lease for additional specified periods.

ITEM 3. LEGAL PROCEEDINGS

On July 2, 2014, the Company received a written “Wells Notice” from the staff of the Securities and Exchange Commission (the “SEC”) indicating that the staff has made a preliminary determination to recommend that the SEC bring an administrative proceeding against the Company. On the same day, Nicholas R. Toms, the Company’s then President and Chief Executive Officer and a then-serving member of the board of directors, also received a Wells Notice. Both Wells Notices relate to allegations that, from late 2009 to early 2011, Mr. Toms was the beneficial owner of shares of common stock of the Company that were held and traded by a Delaware corporation in which Mr. Toms was a 10% owner; that Mr. Toms exercised control over the corporation’s securities account; and that the corporation’s shareholding and trades should have been reflected at the relevant times in public disclosures of Mr. Toms’ other holdings of the Company’s common stock. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the recipient with an opportunity to respond to issues raised by the staff and offer its perspective to the staff prior to any decision to institute proceedings. In response to the Wells Notice, the Company’s Audit Committee conducted an internal review, assisted by new outside legal counsel, and on August 8, 2014, we submitted to the SEC a response to the Wells Notice setting forth why no action should be commenced against us. On August 15, 2014, Mr. Toms resigned from his positions as Chief Executive Officer, President and member of the Company’s board of directors. On February 11, 2015, the SEC commenced a formal administrative proceeding against Mr. Toms. No proceedings have been commenced against the Company.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol “DPSI”. Until June 15, 2011, our stock was quoted on the Over-The-Counter Bulletin Board Pink Sheets under the symbol “COMT.PK”. The following table sets forth the high and low prices per share of our common stock for each period indicated. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

	High	Low

First Quarter 2013	$1.26	$0.81
Second Quarter 2013	1.30	0.70
Third Quarter 2013	1.00	0.49
Fourth Quarter 2013	0.69	0.43

First Quarter 2014	$0.60	$0.36
Second Quarter 2014	0.58	0.26
Third Quarter 2014	0.49	0.26
Fourth Quarter 2014	0.48	0.26

Number of Stockholders

As of March 6, 2015, there were approximately 80 holders of record of our common stock and an undetermined number of beneficial owners.

Dividend Policy

Common Stock – The holders of our common stock are entitled to receive dividends if and when declared by our Board of Directors out of funds legally available for distribution. Any such dividends may be paid in cash, property or shares of our common stock.

We have not paid any dividends on our common stock since our inception, and it is not likely that any dividends on our common stock will be declared in the foreseeable future.  Any dividends will be subject to the discretion of our Board of Directors, and will depend upon, among other things, our operating and financial condition, our capital requirements and general business conditions.

Securities Authorized for Issuance under Equity Compensation Plans

In December 2010, the Company established the 2010 Stock Option Plan (the “2010 Plan”).  The 2010 Plan authorizes the issuance of 1,000,000 shares of common stock.

Under the 2010 Plan, common stock incentives may be granted to officers, employees, directors, consultants, and advisors.  Incentives under the 2010 Plan may be granted only in the form of non-statutory stock options and all stock options of Old DecisionPoint that were assumed by the Company became non-statutory options on the date of the assumption.

The 2010 Plan is administered by our Board of Directors, or a committee appointed by the Board of Directors, which determines recipients and the number of shares subject to the awards, the exercise price and the vesting schedule.  The term of stock options granted under the 2010 Plan cannot exceed ten years.  Options shall not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date, and generally vest over a period of five years.  If the individual possesses more than 10% of the combined voting power of all classes of stock of the Company, the exercise price shall not be less than 110% of the fair market of a share of common stock on the date of grant.

In October 2014, the Company established the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan authorizes the issuance of 2,500,000 shares of common stock.

Under the 2014 Plan, common stock incentives may be grated to officers, employees, directors, consultants, and advisors (and prospective directors, officers, managers, employees, consultants and advisors) of the Company and its affiliates can acquire and maintain an equity interest in the Company, or be paid incentive compensation, which may (but need not) be measured by reference to the value of our common stock. The 2014 Plan permits us to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and other stock bonus awards and performance compensation awards.

The 2014 Plan is administered by our Board of Directors, or a committee appointed by the Board of Directors, which determines recipients and the number of shares subject to the awards, the exercise price and the vesting schedule.  The term of stock options granted under the 2014 Plan cannot exceed ten years.  Options shall not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date, and generally vest over a period of five years.  If the individual possesses more than 10% of the combined voting power of all classes of stock of the Company, the exercise price shall not be less than 110% of the fair market of a share of common stock on the date of grant.

Provided below is information regarding our equity compensation plans under which our equity securities are authorized for issuance as of December 31, 2014, subject to our available authorized shares.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,385,894	(2)	$0.56	2,114,106	(1)
Equity compensation plans not approved by security holders	-		-	-
Total	1,385,894		$0.56	2,114,106

(1)	Includes 224,372 shares of the Company’s common stock reserved under the 2010 Plan and 1,889,734 shares of the Company’s common stock reserved under the 2014 Plan.

(2)	Excludes 3,278,600 shares issuable upon exercise of warrants held by certain investors issued in conjunction with various equity financings.

Recent Sales of Unregistered Securities.

None.

Issuer Purchases of Equity Securities.

None

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Financial Measures

In the following discussion and analysis of results of operations and financial condition, certain financial measures may be considered “non-GAAP financial measures” under SEC rules.  These rules require supplemental explanation and reconciliation, which is provided in this prospectus as applicable.

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

Overview

DecisionPoint enables its clients to “move decisions closer to the customer” by “empowering the mobile worker”. We define the mobile workers as those individuals who are on the front line in direct contact with customers. These workers include field repair technicians, sales associates, couriers, public safety employees and millions of other workers that deliver goods and or services throughout the country. Whether they are blue or white collar, mobile workers have many characteristics in common.  Mobile workers need information, access to corporate resources, decision support tools and the ability to capture information and report it back to the organization.

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

Mobile computing capabilities and usage continue to grow. With choice comes complexity so helping our customers navigate the myriad options is what we aim to do best. The right choice may be an off-the-shelf application or a custom business application to fit a very specific business process. DecisionPoint has the specialized resources and support structure to help our customers make the right choices, and then to deliver to those customers the hardware, software, connectivity and follow-up maintenance and other services that they need. We address the mobile application needs of customers in the retail, manufacturing, transportation, warehousing, distribution, logistics and other market segments. We continue to invest in building out our capabilities to support these markets and business needs. For example, in July 2012, we invested in the expansion of our custom software development capabilities through the acquisition of Illume Mobile in Tulsa, OK, which specializes in the custom development of specialized mobile business applications for Apple, Android and Windows Mobile devices. Additionally, through the acquisition of Illume Mobile we acquired a cloud-based, horizontal software application “ContentSentral” which manages and distributes multiple types of corporate content (for example, PDF, video, images, and spreadsheets) on mobile tablets used by field workers.  We also substantially increased our software products expertise with the acquisition in June 2012 of Apex in Canada. The APEXWare™ software suite significantly expanded our field sales/service software offerings.  APEXWare™ is a purpose-built mobile application well suited to the automation of field sales/service and warehouse workers.  Additionally, we continue to expand our deployment and MobileCare support offerings. In 2012 we moved our headquarters location to a larger facility in Irvine, CA in order to accommodate the expansion of our express depot and technical support organizations. In 2013 we consolidated our East Coast depot facility into our larger facility in Irvine, CA in order to provide our East Coast customers with later service hours and to gain some economies of scale. We also continue to invest in our “MobileCare EMM” enterprise mobility management offering.  We are continuing to extend our mobile device management (“MDM”) offering from our historically ruggedized mobile computer customer base to address the growing use of consumer devices by clients and others to support the Bring Your Own Device (“BYOD”) and Bring Your Own Application (“BYOA”) movements affecting commerce and our industry in general.

Recognizing that we cannot build every business application, we have developed an ‘ecosystem’ of partners to support the assembly and manufacturing provisions of our custom and off-the-shelf solutions. These partners include suppliers of mobile devices (Apple, Intermec and Motorola, among others), wireless carriers (AT&T, Sprint, T-Mobile, Verizon), mobile peripheral manufactures (Zebra Technologies Corporation, Datamax – O’Neil), and a large number of specialized independent software vendors such as AirWatch, VeriFone GlobalBay, XRS and Wavelink.

We have several offices throughout North America allowing us to serve multi-location clients and their mobile workforces.   Additionally, we keep aware of potential acquisition candidates that could provide us with complementary products and service offerings and make acquisitions when we identify sufficiently valuable opportunities.

Results of Operations

For comparison purposes, all dollar amounts have been rounded to the nearest million, while all percentages are actual.

	Year ended December 31,
	2014	2013	Increase/(Decrease)
Net sales	$64.5	$60.7	$3.9	6.4%
Gross profit	$14.2	$12.7	$1.4	11.4%
Total operating expenses	$13.2	$17.5	$(4.3)	-24.4%
Income/(loss) from operations	$0.9	$(4.8)	$(5.7)	-119.4%
Income/(loss) before provision for income taxes	$0.3	$(5.4)	$(5.7)	-106.0%
Net loss attributable to common shareholders	$(0.8)	$(7.8)	$(7.0)	-89.5%

Net Sales

Sales for the years ended December 31, 2014 and 2013 are summarized below:

	Year ended December 31,
	2014	2013	Increase/(Decrease)

Hardware	$42.6	$38.0	$4.6	12.1%
Professional services	17.3	16.7	0.7	4.0%
Software	3.3	4.4	(1.1)	-25.8%
Other	1.4	1.6	(0.3)	-16.3%
	$64.5	$60.7	$3.9	6.4%

Net sales were $64.5 million for the year ended December 31, 2014, compared to $60.7 million for the same period ended December 31, 2013, an increase of $3.9 million or 6.4%. The increase was driven principally by our hardware category, which grew by $4.6 million, or 12.1% over the comparable period.  The increase in hardware revenue was partially due to significant orders by several large retail customers in the fourth quarter of 2014.  The increase in revenue was also due to the increased field mobility solution sales and increased professional services revenue from our CMAC subsidiary for the year ended December 31, 2014, compared to the period ended December 31, 2013. We also recognized higher revenues through the expansion of our customer base and continued ordering from customers acquired after the first quarter of 2013. The decrease in software revenue of $1.1 million, or 25.8% for the year ended December 31, 2014 was attributable to the decrease of Software revenue associated with several large orders for the year ended December 31, 2013 and other opportunities not recognized at the same level for the year ended December 31, 2014.

Total professional service sales were $17.3 million and $16.7 million for the years ended December 31, 2014 and 2013 respectively. Professional services are comprised of $9.6 million of resold third party hardware and software maintenance service contracts for the years ended December 31, 2014 and 2013. Professional services also include $7.7 million and $7.1 million of internal software service contracts and professional services for the years ended December 31, 2014 and 2013, respectively. Internal professional services are comprised of deployment, custom software development, software maintenance, graphic design services, etc.

Total software sales were $3.3 million and $4.4 million for the years ended December 31, 2014 and 2013, respectively. Software sales are comprised of $1.2 million and $1.8 million of resold third party software licenses for the years ended December 31, 2014 and 2013, respectively, and $0.3 million and $0.6 million of internally developed software licenses for the years ended December 31, 2014 and 2013, respectively. Software sales also include $1.8 million and $2.0 million of software hosting services for the years ended December 31, 2014 and 2013, respectively.

Improved economic conditions in the U.S. continue to have a positive effect on our sales.   While the slowly improving economic conditions in the U.S. have had a positive effect generally, we have continued to experience greater competitive forces in the market place within our core traditional solutions business.

Cost of Sales

Cost of sales for the years ended December 31, 2014 and 2013 is summarized below:

	Year ended December 31,
	2014	2013	Increase/(Decrease)

Hardware	$34.6	$31.0	$3.6	11.6%
Professional services	11.3	11.3	(0.0)	-0.4%
Software	3.4	4.5	(1.1)	-24.1%
Other	1.1	1.2	(0.1)	-6.0%
	$50.4	$48.0	$2.4	5.0%

The types of expenses included in cost of sales are hardware costs, third party licenses, costs associated with third party professional services, salaries and benefits for project managers and software engineers, freight, consumables and accessories.

Cost of sales were $50.4 million for the year ended December 31, 2014, compared to $48.0 million for the same period ended December 31, 2013, an increase of $2.4 million or 5.0%.  The increase in cost of sales for hardware of 11.6% for the year ended December 31, 2014 compared to the same period in 2013 was slightly less than the percentage of hardware revenue increase due the change in product mix of hardware items.  The cost of sales for professional services from the year ended December 31, 2014 was comparable to the year ended December 31, 2013 and decreased by only 0.4%.  The decrease in cost of sales for professional services of 0.4% was significantly lower than the revenue increase $0.7 million, of 4.0% and was due to a decrease in the number of professional service personnel and better cost control when compared to the prior year.  The decrease in cost of sales for software of 24.1% for the year ended December 31, 2014 compared to the same period in 2013 was consistent with the decrease in software revenue of 25.8%.  Other cost of sales for the year ended December 31, 2014 was comparable to the prior year.

Gross Profit

Gross profit for the years ended December 31, 2014 and 201 is summarized below:

	Year ended December 31,
	2014	2013	Increase/(Decrease)

Hardware	$8.0	$7.0	$0.9	13.1%
Professional services	6.0	5.4	0.7	12.8%
Software	(0.1)	(0.1)	(0.0)	83.6%
Other	0.3	0.4	(0.1)	-16.7%
	$14.2	$12.7	$1.5	11.8%

Our gross profit was $14.2 million for the year ended December 31, 2014, compared to $12.7 million for the same period ended December 31, 2013, an increase of $1.5 million or 11.8%.  Our gross margin percentage of 22.0% in 2014 is slightly improved from the comparable period of 2013.  We have continued to implement increased cost control for the products and services which we resell, our professional service costs were positively impacted by reductions in professional service personnel, better utilization associated with greater recognized revenue from these services in the current twelve months and therefore, we realized higher margins on those services. As a result of better cost control, overall gross profit margin increased to 22% for the year ended December 31, 2014. The gross profit for hardware increased by $0.9 million, or 13.1% over the prior year comparable period and was consistent with the increase in Hardware sales. The gross profit for professional services increased by $0.7 million, or 12.8% over the prior comparable period and partially related to a reduced number of professional service personnel.  The gross profit for software was comparable with the prior year.

Selling, General and Administrative Expenses

	Year ended December 31,
	2014	2013	Increase/(Decrease)

Selling, general and administrative expenses	$13.3	$18.3	$(5.0)	-27.5%
Adjustment to acquisition related earn-out and bonus obligations	(0.1)	(0.8)	0.7

Total operating expenses	$13.2	$17.5	$(4.3)	-24.6%
As a percentage of sales	20.5%	28.9%

Selling, general and administrative expenses, excluding the adjustment to earn-out obligations, were $13.2 million for the year ended December 31, 2014, compared to $17.5 million for the same period in the prior year.  This represents a significant decrease of $4.3 million, or 24.6%.  The decrease for the year ended December 31, 2014 compared to the similar period in the prior year were due to significant efforts to streamline our business model.  These efforts included, consolidation of our East Coast depot facility into our larger California depot facility, reduction of outsourced consulting expertise where unnecessary and the replacement of certain service providers with lower cost providers.  We have also consolidated administrative personnel and reduced total staffing levels by 29% from April 2013 through February 2014, constituting annual savings of $3 million.  These cost reduction measures have reduced the expense structure of our business significantly. We are focused on continuing to improve processes and reduce costs. At December 31, 2014, we reassessed the fair value contingent consideration bonus liability and determined the amount to be $0. Based on that assessment, we recognized an adjustment of CDN$101,000 (US$86,000).

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

	Year ended December 31,
	2014	2013	Increase/(Decrease)
Depreciation and amortization
In cost of sales	$0.9	$0.8	$0.0	4.6%
In operating expenses	0.9	1.2	(0)	-21.9%
Total depreciation and amortization	$1.8	$2.0	$(0.2)	-11.0%
As a percentage of sales	2.7%	3.3%

Finance and administration expenses saw a decrease in amortization of intangible assets as a result of certain assets related to the Apex and Illume acquisitions either being fully amortized or having amortization expense decline as they become further aged. Amortization expense of intangible assets for the years ended December 31, 2014 and 2013, totaled $1.7 million and $1.9 million, respectively.

Interest Expense

Interest expense, which is related to our line of credit, subordinated debt and our obligations with related parties, was $867,000 for the year ended December 31, 2014, compared to $959,000 for the same period ended December 31, 2013.  The $92,000, or 9.6% decrease in interest expense was the result of decreased general debt obligations outstanding in 2014 compared to the prior year.

Other Income, Net

Other income for the years ended December 31, 2014 and 2013, totaled $19,000 and $(37,000), respectively.  During 2014 and 2013, we recognized a favorable adjustment to the fair value of our warrant liabilities of $284,000 and $296,000, respectively,

Liquidity and Capital Resources

Going Concern Matters

Our consolidated financial statements were prepared on a going concern basis in accordance with U.S. GAAP. The going concern basis of presentation assumes that we will continue in operation for the next twelve months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from our inability to continue as a going concern. Our history of losses, working capital deficit, capital deficit, minimal liquidity and other factors raises substantial doubt about our ability to continue as a going concern. In order for us to continue operations beyond the next twelve months and be able to discharge our liabilities and commitments in the normal course of business, we must do some or all of the following: establish sustained positive operating results through increased sales, avoid further unforeseen expenses, improve our liquidity and working capital, and potentially raise additional equity or debt capital. There can be no assurance that we will be able achieve sustained positive operating results or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to us.

If we do not continue to achieve positive operating results and do not raise sufficient additional capital, material adverse events may occur including, but not limited to: 1) a reduction in the nature and scope of our operations, 2) our inability to fully implement our current business plan and 3) continued defaults under our various loan agreements.   There can be no assurances that we will be able to successfully improve our liquidity position.  Our consolidated financial statements do not do not reflect any adjustments that might result from the adverse outcome relating to this uncertainty.

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

Funds generated by operating activities and our credit facilities continue to be our most significant sources of liquidity.  We believe that our strategic shift to higher margin field mobility solutions with additional APEXWare™ software and professional service revenues will improve our results as general economic conditions continue to improve. However, there is no assurance that this will occur.

In the year ended December 31, 2014, we experienced an increase in revenue of $3.9 million, or 6.4% compared to the year ended December 31, 2013. In the year ended December 31, 2014, we experienced net income of $524,000 compared to the net loss of $5.2 million for the year ended December 31, 2013. At December 31, 2014 and December 31, 2013, we had a substantial working capital deficit totaling $7.9 million and $8.9 million, respectively. Although a portion of this deficit is associated with deferred costs, unearned revenues and term debt that has been classified current (see further discussion at Note 10 – Term Debt of the Notes to the Consolidated Financial Statements), our liabilities that we expect will be satisfied in the foreseeable future in cash substantially exceed the operating assets that are expected to be satisfied in cash. As a result of our historical operations, the availability under our credit line has contracted and our liquidity has been constrained.

To address liquidity constraints, we have reduced non-essential expenses.  Such expense reductions have included, but have not been limited to, the consolidation of information technology environments, the consolidation of our East Coast depot facility into our larger California depot facility, the reduction of outsourced consulting expertise where unnecessary and the replacement of certain service providers with lower cost providers.  We have also consolidated administrative personnel and reduced total staffing levels by 29% from April 2013 through February 2014, constituting annual savings of approximately $3 million. These cost reduction measures have reduced the expense structure of our business significantly.  We are focused on continuing to improve processes and reduce costs. Currently, we have no plans to seek additional outside funding through the sale of our securities unless deemed necessary.  Should additional outside financing be needed, there is no assurance that such amounts will be available on terms acceptable to us, or at all.

During 2013 and 2014, all principal and interest payments on our term debt were made within payment terms.

As a matter of course, we do not maintain significant cash balances on hand because we have availability under our lines of credit.  Typically, we use any excess cash to repay the then outstanding line of credit balance.  As long as we continue to generate revenues and meet our financial covenants, we are permitted to draw down on our SVB line of credit to fund our normal working capital needs. Our line of credit has a borrowing capacity of up to $10 million and was due February 2015.  On February 27, 2015, the due date on the line of credit was extended to February 28, 2017. As of December 31, 2014 and December 31, 2013, the outstanding balance on our SVB line of credit was approximately $5.8 and $3.9 million, respectively, and the interest rate at December 31, 2014 and December 31, 2013 was 6.5% and 7.0%, respectively.  As of December 31, 2014, there was $2.2 million available under the SVB line of credit. The line of credit has a certain financial covenant and other non-financial covenants.  The minimum Tangible Net Worth requirement of $8.7 million deficit is to be reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation).   As of December 31, 2014 and December 31, 2013, we were in compliance with the Tangible Net Worth (as defined in the SVB loan agreement) financial covenant and had available a $1.0 million and $0.8 million cushion over the requirement, respectively. We believe that at the time of this filing we are in compliance with the terms and provisions of its SVB lending agreement. Should our results fail to improve further or once more deteriorate in a manner consistent with its recent historical financial performance, we will violate the Tangible Net Worth financial covenant without additional net capital outside funding in amounts that are approximately twice the amount of the losses incurred.

We have $0.4 million of term debt with the Royal Bank of Canada (the “RBC Term Loan”), $1.5 million of term debt with the BDC (the “BDC Term Loan”) and $0.4 million of term debt with SVB (the “SVB Term Loan”). All three Term Loans have financial covenants. We were in compliance with the covenants of these Term Loans at December 31, 2014 and December 31, 2013, except for the RBC Term Loan, for which we were not in compliance at December 31, 2013.   Accordingly, we classified the term debt obligation as current at December 31, 2013. We are in compliance with all of our RBC financial covenants as of December 31, 2014. We expect to continue to meet the requirements of our RBC financial covenants over the remainder of the loan period, final payment is scheduled for June 2015.

In the last five complete years of operations from 2010 through 2014, we have not experienced any significant effects of inflation on our product and service pricing, revenues or our income (loss) from continuing operations.

Adjusted Working Capital

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

Adjusted Working Capital, as we calculate it, at December 31, 2014 and 2013 was as follows (in thousands):

	December 31,
	2014	2013
Current assets	$18,427	$16,912
Current liabilities	26,896	26,578

Working capital - GAAP	(8,469)	(9,666)
Deferred cost	(3,177)	(3,809)
Deferred revenue	6,918	7,481

Adjusted working capital - non-GAAP measure	$(4,728)	$(5,994)

2014 Financing

We have not engaged in any securities issuances or other material capital raising during the year ended December 31, 2014.

2013 Financing and Common Stock Private Placement

Silicon Valley Bank Financing

On February 27, 2013, we entered into an Amendment (the “Amendment”) to Loan and Security Agreement, which amended the terms of the Loan and Security Agreement dated as of December 15, 2006 (as amended, the “Loan Agreement”). Pursuant to the Amendment, SVB made a new term loan to us on February 27, 2013, of $1,000,000 (“Term Loan II”). Repayment of Term Loan II, together with accrued interest thereon, is due in 36 monthly installments commencing on the first day of the month following the month in which the funding date of Term Loan II occurred.

Pursuant to the Amendment, the Loan Agreement was also amended to provide that the revolving credit line thereunder will accrue interest at an annual rate equal to 3.75 percentage points above the Prime Rate, which may be further reduced to 3.25 percentage points above the Prime Rate after we achieve two consecutive fiscal quarters (beginning with any fiscal quarter ending on or after March 31, 2013) of profitability. In addition, the maturity date of the revolving credit line under the Loan Agreement was extended to February 28, 2015, the principal amount outstanding under the Term Loan under the Loan Agreement will accrue interest at a fixed annual rate equal to 9.0%, the principal amount outstanding under the Term Loan II will accrue interest at a fixed annual rate equal to 7.5%, and we agreed to pay an anniversary fee of $100,000 on February 28, 2014.

The Amended SVB Loan Agreement includes various customary covenants, limitations and events of default. Financial covenants, among others, include liquidity and fixed charge coverage ratios, minimum tangible net worth requirements and limitations on indebtedness.  As of December 31, 2012, we were in compliance with all of its financial covenants with SVB. As of May 31, 2013 and June 30, 2013, we were not incompliance with the Tangible Net Worth covenant as defined in the Amended SVB Loan Agreement.  On August 16, 2013, we signed an agreement (“Forbearance Agreement”) where SVB agreed to temporarily forbear from exercising their rights and remedies under the facility until August 28, 2013 and agreed to waive the existing covenant violations if a gross capital raise of $1.5 million is completed by such date.  We completed the capital raise and were able to achieve compliance with the forbearance agreement prior to August 28, 2013.  Except for any capital raises through August 28, 2013, the minimum Tangible Net Worth requirement of a $(9.7) million deficit will be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation).  In November 2013, we entered into a definitive subscription agreement with accredited investors for the sale of Series E Preferred Stock, raising $4.1 million in gross proceeds (exclusive of $875,000 in costs).  In November 2013, the SVB Loan Agreement was amended whereby the minimum Tangible Net Worth requirement of a $(9.7) million deficit was reduced by 25% of funds raised in the sale of Series E Preferred stock to a $(8.7) million deficit.  As of December 31, 2013, we were in compliance with the Tangible Net Worth financial covenant and had available a $0.8 million cushion over the requirement.  We currently believe that at the time of this filing we are compliant with the terms and provisions of our SVB lending agreement and expect to continue to meet the requirements of our SVB financial covenants over the short and long term.  Should we continue to incur losses in a manner consistent with our recent historical financial performance, we will violate this covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

Common Stock Private Placement

On August 15, 2013, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with multiple accredited investors relating to the issuance and sale of Common Stock in a private offering.  On August 15, 2013, the initial closing date of the Purchase Agreement (the “Initial Closing”), we sold (i) an aggregate of 2,594,000 shares of our Common Stock for $0.60 per share and (ii) Common Stock purchase warrants (the “Investor Warrants”) for the purchase of an aggregate of 1,297,000 shares for aggregate gross proceeds of $1,556,400.  The Common Stock Purchase Warrants have a five-year term, an exercise price of $1.00 and contain certain provisions for anti-dilution and price adjustments in the event of a future offering.

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

As a result of the sale of Series E Preferred Shares, the exercise price of the August 2013 Investor Warrants was reduced to $0.50 per share on November 12, 2013.

Pursuant to the August 2013 Purchase Agreement, we agreed to, within 30 days of August 21, 2013, file a registration statement (the “Common Stock Registration Statement”) with the Securities and Exchange Commission covering the re-sale of the common shares and the shares of common stock underlying the August 2013 Investor Warrants.  We also agreed to use our best efforts to have the Common Stock Registration Statement become effective as soon as possible after filing (and in any event within 120 days of the filing of such Common Stock Registration Statement.  If the Common Stock Registration Statement is not declared effective within the requisite period of time, a partial liquidated damage equal to 2% of the purchase price paid by each investor shall be payable on each monthly anniversary until it becomes effective.  In no event shall the partial liquidated damage exceed 10% of the purchase price paid by each investor. On October 4, 2013, the Common Stock Registration Statement was declared effective by the SEC.

We paid the placement agent $175,600 in commissions (equal to 10% of the gross proceeds), and issued to the placement agent five-year warrants (the “August 2013 Placement Agent Warrants”) to purchase 292,733 shares of our common stock (equal to 10% of the number of shares of common stock sold under the August 2013 Purchase Agreement).  The August 2013 Placement Agent Warrants have a five-year term, an initial exercise price of $0.60 and contain provisions for anti-dilution and price adjustments in the event of a future offering.

If we at any time while the August 2013 Placement Agent Warrants are outstanding, shall sell or grant an option to purchase, or sell or grant any right to reprice, or otherwise dispose of or issue any common stock or securities convertible, exchangeable or exercisable for shares of common stock, at an effective price per share less than the exercise price of the August 2013 Placement Agent Warrants, the exercise price of the August 2013 Placement Agent Warrants then in effect will be reduced to equal to such lower price.  As a result of the sale of Series E Preferred Shares described below, the conversion price of the August 2013 Placement Agent Warrants was reduced to $0.50 per share on November 12, 2013.

We recorded the August 2013 Investor Warrants and August 2013 Placement Agent Warrants as a liability (see further disclosure at Note 4 – “ Warrant Liability ” in the accompanying Notes to the Consolidated Financial Statements)).  Accordingly, the net proceeds raised ($1.7 million in gross offering proceeds, net of $0.2 million in cost) were allocated to the fair value of the warrant liability of $1.1 million and the remainder was recorded as equity ($0.4 million).

As a result of the August 2013 Private Placement closed on August 15, 2013 and August 21, 2013, the Conversion Price of the Series D Preferred Stock was reduced to $0.90.  As a result of the Series E Purchase Agreement closed on November 12, 2013 and November 22, 2013, the Conversion Price of the Series D Preferred Stock was reduced to $0.71.  As a result of the reduction in conversion price, the Company recorded a contingent beneficial conversion feature dividend of $1.3 million.

Preferred Series E Private Placement

On November 12, 2013, we entered into the Series E Purchase Agreement with the Series E Investors, pursuant to which the Company sold an aggregate of 383,500 shares of Series E Preferred Stock for a purchase price of $10.00 per share, for aggregate gross proceeds of $3,835,000.

We retained Taglich Brothers, Inc. as the placement agent for the Series E First Closing. We paid the Series E Placement Agent $306,800 in commissions (equal to 8% of the gross proceeds), and issued to the Series E Placement Agent Warrants to purchase 767,000 shares of common stock (equal to 10% of the number of shares of common stock underlying the Series E Preferred Shares sold under the Series E Purchase Agreement) at an exercise price of $0.55 per share, in connection with the Series E First Closing. In addition, we will pay Sigma Capital Advisors $115,050 (equal to 3% of the gross proceeds from the Series E First Closing) as a finder’s fee.

On November 22, 2013, we sold an additional 25,500 shares of Series E Preferred Stock to accredited investors for a purchase price of $10.00 per share, for aggregate gross proceeds of $255,000 pursuant to the Series E Purchase Agreement for an aggregate of 409,000 shares of Series E Preferred Stock sold. The Series E Placement Agent acted as the placement agent for the Series E Second Closing as well. We paid the Series E Placement Agent $20,400 in commissions (equal to 8% of the gross proceeds), and issued to the Series E Placement Agent and its designees Placement Agent Warrants to purchase 51,000 shares of common stock (equal to 10% of the number of shares of common stock underlying the Series E Preferred Shares sold under the Series E Purchase Agreement) at an exercise price of $0.55 per share, in connection with the Series E Second Closing. In addition, the Company will pay Sigma Capital Advisors $7,650 (equal to 3% of the gross proceeds from the Series E Second Closing) as a finder’s fee.

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

In connection with the Series E First Closing, on November 12, 2013, we filed the Series E Certificate of Designation with the Secretary of State of Delaware. Pursuant to the Series E Certificate of Designation, we designated 2,000,000 shares of the Company’s preferred stock as Series E Preferred Stock. The Series E Preferred Stock has a Stated Value of $10.00 per share, does not have voting rights, and is convertible, at the option of the holder, into such number of shares of common stock equal to the number of shares of Series E Preferred Stock to be converted, multiplied by the Stated Value, divided by the conversion price in effect at the time of the conversion. The initial conversion price is $0.50, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions. The Series E Preferred Stock entitles the holder to cumulative dividends (subject to the prior dividend rights of the Company’s Series D Preferred Stock), payable quarterly, at an annual rate of (i) 10% of the Stated Value during the three year period commencing on the date of issue, and (ii) 14% of the Stated Value commencing three years after the date of issue. We may, at our option (subject to certain conditions), pay dividends in shares of Series E Preferred Stock, in which event the applicable dividend rate will be 14% and the number of shares issuable as a dividend will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective conversion price or (y) the average volume weighted average price of our common stock for the five prior consecutive trading days.

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

Pursuant to the Series E Certificate of Designation, commencing on the trading day on which the closing price of the common stock is greater than $1.35 for thirty consecutive trading days with a minimum average daily trading volume of at least 10,000 shares for such period, and at any time thereafter, we, in our sole discretion, may effect the conversion of all of the outstanding shares of Series E Preferred Stock to common stock (subject to the condition that, all of the shares issuable upon such conversion may be re-sold without limitation under an effective registration statement or pursuant to Rule 144 under the Securities Act.

In connection with the Series E First Closing, on November 12, 2013, we filed Amendment No. 2 to our Certificate of Designation of Series A Preferred Stock, and Amendment No. 2 to our Certificate of Designation of Series B Preferred Stock. Pursuant to the Series A Amendment and the Series B Amendment, the Series A Preferred Stock and the Series B Preferred Stock will be subordinate to the Series D and E Preferred Stock with respect to any distributions upon any liquidation, dissolution or winding-up of our Company, respectively.

In connection with the Series E First Closing, on November 12, 2013, we filed a Certificate of Elimination of Series C Preferred Stock, pursuant to which, the 5,000,000 shares of our preferred stock that had been designated as Series C Preferred Stock were returned to the status of blank check preferred stock.

Cash Flows from Operating, Investing and Financing Activities

Information about our cash flows, by category, is presented in the accompanying Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the years ended December 31, 2014 and 2013 (in millions):

	Year ended December 31,
	2014	2014	Increase/(Decrease)
Operating activities	$1.2	$(4.2)	$5.4	128.6%
Investing activities	(0.1)	(0.0)	(0.1)	-1300.0%
Financing activities	(0.2)	3.8	(4.0)	-104.3%

Net cash provided by operating activities for 2014 increased by $5.4 million over the prior year.  The increase in cash from operations was primarily driven by the decrease in net loss for the year ended December 31, 2014 of $5.7 million.  Our net income was $0.5 million for the year ended December 31, 2014. We had non-cash expenses during the year of $0.1 million non-cash expense related to employee and non-employee stock based compensation and a net $1.9 million of other non-cash transactions such as depreciation and amortization. Additionally, the changes in net working capital and other balance sheet changes contributed to a $5.4 million increase in cash provided by operating activities, most notably from $1.6 million increase in accounts payable due to timing of payables offset by an increase of $2.5 million in accounts receivable.

Net cash used in operating activities for 2013 was $4.2 million.  Our net loss was $5.2 million for the year ended December 31, 2013, most of which was the result of non-cash transactions during the year. Specifically, we had $2.1 million non-cash expense related to depreciation and amortization, and other non-cash expenses related to employee and non-employee stock based compensation.

Net cash used in investing activities was $63,000 for the year ended December 31, 2014 and was related to purchases of property and equipment.

Net cash used in investing activities was $45,000 for the year ended December 31, 2013 and was related to purchases of property and equipment.

During the year ended December 31, 2014, net cash used in financing activities was $0.2 million, due to $0.1 million in paid financing costs, $1.1 million in repayments under our term loans, $0.8 million in payments for the Series D and Series E Preferred Stock dividends and $0.1 million for payment on contingent acquisition liability, offset by cash provided by an $1.9 million in net amounts borrowed under our lines of credit.

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

We enter into revenue arrangements that contain multiple deliverables.  Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. In an arrangement with multiple deliverables, the delivered item or items shall be considered a separate unit of accounting if both of the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis; (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item or items is considered probable and substantially in the control of the vendor.  A delivered item or items that do not qualify as a separate unit of accounting within the arrangement shall be combined with the other applicable undelivered item(s) within the arrangement and the allocation of arrangement consideration and the recognition of revenue then shall be determined for those combined deliverables as a single unit of accounting. While changes in the allocation of the arrangement consideration between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could impact the timing of revenue recognition, which could affect the Company’s results of operations. When we enter into an arrangement that includes multiple elements, we allocate revenue based on their relative selling prices. We use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor specific objective evidence of fair value (“VSOE”), (ii) third party evidence of selling prices (“TPE”) and (iii) best estimate of selling price (“ESP”) as a proxy for VSOE.  When both VSOE and TPE are unavailable, we use ESP.  We determine ESP by considering all relevant factors in establishing the price.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standard Codification (“ASC”) 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. For public entities, the effective date will be for reporting periods beginning after December 15, 2016, including interim periods, using one of two retrospective application methods. The Company is currently evaluating the impact of the adoption of this accounting standard update on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (Subtopic 205-40), which defines management's responsibility to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide related disclosures. Currently, this evaluation has only been an auditor requirement. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of the consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that financial statements are issued. This amended guidance will be effective for us beginning January 1, 2016. Upon adoption, the Company will evaluate going concern based on this guidance.

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items," to simplify income statement classification by removing the concept of extraordinary items. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. However, the existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2015. Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. Upon adoption, a reporting entity may elect prospective or retrospective application. If adopted prospectively, both the nature and amount of any subsequent adjustments to previously reported extraordinary items must be disclosed. Upon adoption, the Company will use this guidance to account for items that are of an unusual nature or occur infrequently.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation - Amendments to the Consolidation Analysis," to eliminate the deferral of the application of the revised consolidation rules and make changes to both the variable interest model and the voting model. Under this ASU, a general partner will not consolidate a partnership or similar entity under the voting model. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2015 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this accounting standard update on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15 of this Annual Report for certain information which appears beginning on page F-1 with respect to our consolidated financial statements and the notes thereto filed as a part hereof, pursuant to the requirements of this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Interim Chief Executive Officer (Principal Executive Officer – “Interim CEO”) and Chief Financial Officer (Principal Financial and Accounting Officer – “CFO”), as appropriate, to allow for timely decisions regarding required disclosure.

Management, together with our Interim CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  Based on this evaluation, our Interim CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2014.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

2.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
3.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and
4.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014.  Based on this assessment, management concluded that we maintained effective internal control over financial reporting at that date.  In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting since the Company is a smaller reporting company under the rules of the SEC.

(b) Changes In Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the fourth fiscal quarter of the period ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names and certain information regarding the Company’s Officers and Directors:

Name	Age	Position

James F. DeSocio	59	Interim Chief Executive Officer and Director
Michael P. Roe	53	Chief Financial Officer
Greg A. Henry	52	Senior Vice President, Operations and Software Services
Bryan E. Moss	48	Senior Vice President, Professional Services
Robert Schroeder	48	Director and Chairman
Michael N. Taglich	49	Director
John C. Guttilla	58	Director
Stanley P. Jaworski, Jr.	65	Director
Paul A. Seid	67	Director

On November 10, 2014, John Chis, Senior Vice President, Sales, resigned from his position, effective November 21, 2014.

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors.

Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

James F. DeSocio, Interim Chief Executive Officer and Director

Mr. DeSocio became a director as of the close of business on October 3, 2014 and became Interim CEO on November 10, 2014. He has more than 20 years of international enterprise software sales experience. As the Executive Vice President of Field Operations at XRS Corporation, he was responsible for enterprise license revenue, professional services sales and implementation and business development and partner programs. During his tenure, XRS successfully launched its new enterprise Fleet Management software, XRS (the product), and sold to and implemented product and service offerings for hundreds of new customers. Prior to XRS, Mr. DeSocio served as Executive Vice President of Global Sales and Business Development at Antenna Software. From Dec 2007 through June 2012, Mr. DeSocio grew Antenna’s annual bookings fourfold. Mr. DeSocio also served as Chief Executive Officer of Riskclick Inc., a venture-funded startup focused on developing a cloud-based underwriting solution for the property and casualty insurance market. Over a three-year period, Mr. DeSocio raised an $8 million round of funding, solidified the company product and customer bases and in July 2007 led the sale of Riskclick to Skywire Software, which was subsequently sold to Oracle in June 2008. Mr. DeSocio also held various roles with Lawson, now Infor, over a twelve-year period, including Executive Vice President of Worldwide Field Operations, in which role he was responsible for all company revenue, and leader of its successful IPO. Mr. DeSocio holds a business administration degree from Rutgers University.

Michael P. Roe, Chief Financial Officer

Mr. Roe has been serving as the Company’s Vice President, Finance since October 2012 and was named Principal Financial Officer in May 2013. On February 21, 2014, Mr. Roe was appointed to serve as Chief Financial Officer. Prior to starting with the Company, Mr. Roe spent approximately one year as an independent financial consultant. From October 2006 to October 2011, Mr. Roe served as the Chief Accounting Officer for Metagenics, Inc., a global life sciences company. Mr. Roe previously worked with KPMG LLP in Orange County, California and is an active, licensed Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Gregory A. Henry, Senior Vice President, Operations and Software Services

Mr. Henry joined DecisionPoint Systems in 2001 to lead the Professional Services organization. Since joining, he has held multiple management positions and led many of the Company’s growth initiatives. Prior to joining DecisionPoint, Mr. Henry was with Symbol Technologies for 13 years and held positions in Professional Services, Product Marketing, Sales and Services Management. Mr. Henry attended California State University at Sacramento, receiving a Bachelor of Science degree in business administration/ marketing.

Bryan E. Moss, Senior Vice President, Professional Services

Mr. Moss joined DecisionPoint upon the consummation of the Company’s acquisition of CMAC Inc. (“CMAC”) on December 31, 2010. He has 21 years of information technology, logistics, sales, and engineering experience. Mr. Moss had been a principal, along with being the President, of CMAC for the past 15 years. Prior to his time with CMAC, he was Senior Manager of the Supply Chain Practice for Accenture, responsible for Alliances and Supply Chain Execution Systems Implementations. Mr. Moss served in a management capacity with UPS and Burnham Logistics in Information Technology, Engineering, and Operations. He attended Southern Tech, receiving a Bachelor of Science degree in Industrial Engineering with a Minor in Technical Sales and Distribution.

Robert Schroeder, Director and Chairman

Mr. Schroeder was elected to the Board of Directors on November 18, 2013, after being nominated to the board of directors by Taglich Brothers, Inc. (“Taglich”), in connection with the Company’s previously disclosed sale of Series E Preferred Stock, for which Taglich acted as placement agent. He is Vice President of Investment Banking of Taglich and specializes in advisory services and capital raising for small public and private companies. Prior to that, Mr. Schroeder served as Senior Equity Analyst publishing sell-side research on publicly traded companies. Mr. Schroeder has been with Taglich since 1993. Prior to joining Taglich, Mr. Schroeder served in various positions in the brokerage and public accounting industries. Mr. Schroeder received a B.S. degree in accounting and economics from New York University. He currently serves on the board of directors of Air Industries Group, a publicly traded manufacturer of aerospace parts and assemblies. He also currently serves on the board of publicly traded Intellinetics, Inc., a provider of cloud-based enterprise content management solutions. He became Interim Chairman of the Board as of the close of business on October 3, 2014 and Chairman on November 10, 2014.

Michael N. Taglich, Director

Michael N. Taglich became a director as of the close of business on October 3, 2014. He is the Chairman and President of Taglich Brothers, Inc., a New York City-based securities firm that he co-founded in 1992. Taglich Brothers, Inc. focuses on public and private micro-cap companies in a wide variety of industries. Mr. Taglich serves on the Board of Directors of Air Industries Group, an aerospace and defense company (NYSE MKT:AIRI), of which he is chairman of the board, and Bridgeline Digital, Inc., a technology company that enables its customers to maximize the performance of their mission-critical websites, intranets and online stores (NASDAQ Capital MKT:BLIN). He also serves as a director of a number of private companies, including BioVentrix, Inc., a privately owned medical device company whose products are directed at heart failure treatment, and Caldera Pharmaceuticals Inc., a drug screening company.

John Guttilla, Director

John Guttilla became a director as of the close of business on October 3, 2014. He is a Partner in the accounting firm of RotenbergMeril where he is a member of the firm’s management committee and director of the firm’s Financial Services Department. RotenbergMeril are the independent registered public accountants for Air Industries Group (NYSE MKT: AIRI) where Mr. Guttilla serves as the engagement partner. He is also a director and Chairman of the Audit Committee of Orchids Paper Products Company (NYSE MKT: TIS). Mr. Guttilla is a certified public accountant and holds a B.S. degree in Accounting from Fordham University and a Masters in Taxation from St. John’s University.

Stanley P. Jaworski, Jr., Director

Stanley P. Jaworski, Jr. became a director as of the close of business on October 3, 2014. He is VP Marketing for the Comodo Group, an internet security company. He was Vice President Marketing for the Americas of Motorola Solutions, Inc. (NYSE:MSI) from 2009 until May 2014. From 2007 to 2009, Mr. Jaworski was Chief Marketing Officer of VBrick Systems, Inc., which provides enterprise Internet protocol (IP) video solutions for corporate, education, worship, media and government markets worldwide, and from 2005 to 2007, he was Vice President, Worldwide Channel Marketing, of NetApp, Inc., a computer storage and data management company.

Paul A. Seid, Director

Paul A. Seid became a director as of the close of business on October 3, 2014. For the past fifteen years, he has been President of Strategic Data Marketing, a research and data collection company. For the last two years, he has also served as CEO of RST Automation, a hospital instrumentation automation developer. Mr. Seid is a director of BG Staffing, Inc. (OTCQB: BGSF), a national temporary staffing company, and BioVentrix, Inc., a privately owned medical device company whose products are directed at heart failure treatment.

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

Committees of the Board

The Audit Committee members are John Guttilla and Robert Schroeder. The Audit Committee Chairman is Mr. Guttilla. The Audit Committee assists our board in fulfilling its responsibility for the oversight of the quality and integrity of our accounting, auditing, and reporting practices, and such other duties as directed by the board. The committee’s purpose is to oversee our accounting and financial reporting processes, the audits of our financial statements, the qualifications of our public accounting firm engaged by us as our independent auditor to prepare or issue an audit report on our financial statements. Mr. Guttilla is the “audit committee financial expert” within the meaning of SEC rules and regulations.

The Compensation and Governance and Nominating Committee members are Michael Taglich, Paul Seid and Robert Schroeder. The Compensation and Governance and Nominating Committee Chairman is Mr. Schroeder. The Compensation Committee’s role is to discharge our board’s responsibilities relating to compensation of our executives and to oversee and advise the board of directors on the adoption of policies that govern our compensation and benefit programs.

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

Employment Agreements

We have an employment agreement with Bryan Moss, one of our executive officers identified above, as a result of the CMAC acquisition. The agreement calls for an annual bonus upon CMAC achieving certain results of operations. None of the other terms of the agreement are out of the ordinary course of business.

Family Relationships

There are no family relationships between or among any of our directors or executive officers and any other directors or executive officers.

ITEM 11. EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded in each of the last two completed fiscal years for our principal executive officers and our three most highly compensated executive officers who were serving as executive officers as of the end of the last fiscal year. All such officers, collectively, are referred to herein as our “Named Officers”.

							Change in
					Option	Non- Equity	Pension Value &
				Stock	Award	Incentive	Nonqualified	All
Name	Year	Salary	Bonus	Award	(1)	Plan	Deferred Comp	Other	Total

Nicholas R. Toms (4)
	2014	$230,000	$-	$-	$-	$-	$-	$2,200	$232,200
	2013	379,000	-	-	-	-	-	8,800	387,800

James F. DeSocio (7)
	2014	40,000	-	-	3,300	-	-	-	43,300
	2013	-	-	-	-	-	-	-	-

Michael P. Roe
	2014	221,000	-	-	61,000	-	-	1,800	283,800
	2013	192,000	-	-	-	-	-	5,000	197,000

Ralph S. Hubregsen (2)
	2014	-	-	-	-	-	-	-	-
	2013	435,000	-	-	-	-	-	8,000	443,000

Greg A. Henry
	2014	212,500	-	-	53,000	-	-	2,100	267,600
	2013	200,000	8,000	-	-	-	-	5,000	213,000

John E. Chis (6)
	2014	206,000	-	-	-	-	-	1,800	207,800
	2013	225,000	18,000	-	-	-	-	6,000	249,000

Bryan E. Moss (5)
	2014	240,000	-	-	-	-	-	2,600	242,600
	2013	240,000	231,000	-	-	-	-	9,000	480,000

Donald Dalicandro (3)
	2014	-	-	-	5,200	-	-	-	5,200
	2013	180,000	-	-	-	-	-	-	180,000

(1)	The stock option awards represent the aggregate grant date fair value of the awards granted during the year, in accordance with ASC718 – (see “Note 14 – Stock Option Plan” in our accompanying Notes to Consolidated Financial Statements). The Company grants stock options periodically to members of management.

(2)	Mr. Hubregsen, former Chief Operating Officer, left the Company on December 3, 2013. The salary for Mr. Hubregsen includes $138,000 in separation expenses under his employment contract and $22,000 in vacation payout.

(3)	Mr. Dalicandro and the Company agreed to terms for his separation as an officer as of July 31, 2013. The separation agreement provided for normal pro rata salary payments twice monthly and the receipt of various employee benefits, to cover the transition period August 1, 2013 through October 31, 2013, and the severance period November 1, 2013 through April 30, 2014.

(4)	On August 15, 2014, Mr. Toms resigned from his position as Chief Executive Officer, President and member of the Board of Directors.

(5)	Mr. Moss earned a bonus for operations in 2012 as part of the acquisition of CMAC, Inc. on December 31, 2010. The bonus was paid in 2013 in cash and stock.

(6)	Mr. Chis left the Company on November 10, 2014.

(7)	Mr. DeSocio, Interim CEO, is paid on a consulting basis at $20,000 per month effective November 1, 2014.

Dan Romanello served from August 2013 until July 2014 as the Executive Advisor to the CEO and upon the beginning of Mr. Toms’ leave was assigned Mr. Toms’ duties as an officer on an interim basis until the appointment of James F. DeSocio as Interim CEO on November 10, 2014. Mr. Romanello was paid since August 2013 on a consulting basis at $20,000 per month.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2014, for each of the named executive officers.

	Option Awards						Stock Awards

Name	Number of Securities Underlying Unexercised Options Exerciseable (#)	Number of Securities Underlying Unexercised Options Unexerciseable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Been Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
James F. DeSocio
	14,211	-	-	$0.38	12 /31/2017		-	-	-	$-

Michael P. Roe
	34,000	66,000	-	0.31	10 /1/2017		-	-	-	-
	-	150,000	-	0.33	12 /23/2019		-	-	-	-

Greg A. Henry
	14,389	-	-	1.90	12	/31/2016	-	-	-	-
	8,296	5,531	-	2.17	6	/15/2021	-	-	-	-
	-	200,000	-	0.33	12	/23/2019	-	-	-	-

Except as set forth above, no other named executive officer of DecisionPoint has received an equity awards.

Director Compensation and Committees

The following table sets forth with respect to director compensation inclusive of equity awards and payments made during the year ended December 31, 2014. The composition of our Board changed substantially as of October 3, 2014. See “Directors, Executive Officers, and Corporate Governance”.

					Change in
	Fees				Pension Value
	Earned				& Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total

David M. Rifkin (1)	$24,750	$-	$12,800	$-	$-	$-	$37,550
Jay B. Sheehy (1)	28,500	-	12,800	-	-	-	41,300
Robert M. Chaiken (2)	16,500	-	9,500	-	-	-	26,000
Marc Ferland (1)	21,000	-	12,800	-	-	-	33,800
Lawrence Yelin (1)	23,500	-	12,800	-	-	-	36,300
Donald Dalicandro (3)	7,500	-	5,200	-	-	-	12,700
Robert Schroeder (4)	29,250	-	16,000	-	-	-	45,250
Michael N. Taglich (5)	4,500	-	3,300	-	-	-	7,800
John C. Guttilla (5)	7,000	-	3,300	-	-	-	10,300
Stanley P. Jaworski, Jr. (5)	4,500	-	3,300	-	-	-	7,800
Paul A. Seid (5)	4,500	-	3,300	-	-	-	7,800
James F. DeSocio (5)	4,500	-	3,300	-	-	-	7,800

(1)	Directors received options to purchase 44,108 shares of common stock at price ranges of $0.40-$0.53 per share for service. Directors resigned their position on October 3, 2014.
(2)	Mr. Chaiken received options to purchase 30,608 shares of common stock at price ranges of $0.46-$0.53 per share for service. Mr. Chaiken resigned his position on June 30, 2014.
(3)	Mr. Dalicandro received options to purchase 21,327 shares of common stock at price ranges of $0.40-$0.46 per share for service. Mr. Dalicandro resigned his position on October 3, 2014.
(4)	Mr. Schroeder received options to purchase 44,108 shares of common stock at price ranges of $0.40-$0.53 per share for service.
(5)	Directors received options to purchase 14,211 shares of common stock at $0.38 per share for service.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding our common stock, beneficially owned as of March 1, 2014, by (i) each person known to us to beneficially own more than 5% of our common stock, (ii) each executive officer and director, and (iii) all directors and executive officers as a group.  We calculated beneficial ownership according to Rule 13d-3 of the Exchange Act as of that date.  Shares issuable upon exercise of options or warrants that are exercisable or convertible within 60 days after the date of this prospectus are included as beneficially owned by the holder.  Beneficial ownership generally includes voting and dispositive power with respect to securities. Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole dispositive power with respect to all shares beneficially owned.  Unless otherwise noted below, the address of each person listed is care of our company at 8697 Research Drive Irvine, CA 92618.

	Common Stock		Percentage of
Name of Beneficial Owner (1)	Beneficially Owned (2)		Common Stock (3)
Named Executive Officers
James F. DeSocio (*)	14,211	(4)	**	%
Michael P. Roe	34,000	(5)	**
Greg A. Henry	89,437	(6)	**
Bryan E. Moss	315,904	(7)	2.5
Directors
Robert Schroeder	404,932	(8)	3.1
Michael N. Taglich	1,999,205	(9)	13.8
John C. Guttilla	30,267	(10	**
Stanley P. Jaworski, Jr.	14,211	(11	**
Paul A. Seid	1,016,107	(12	7.5

All Executive Officers and Directors as a group (9 people)	3,918,274		24.7

5% Shareholders
North Star Trust Company	1,681,723	(13	13.2
Robert F. Taglich	1,683,663	(14	13.2

(*) -Named Officer and Director

(**) – less than 1%

All beneficial ownership percentages as they relate to the ESOP plan are as of December 31, 2013, the latest date of the ESOP share allocation.

(1)	Except as otherwise indicated, the address of each beneficial owner is 8697 Research Drive, Irvine, California 92618-4204.
(2)	Includes, on an as-converted basis, securities that provide the right to acquire beneficial ownership of our Common Stock within 60 days, including our Series D Preferred and Series E Preferred.
(3)	Applicable percentage ownership is based on 12,729,563 shares of Common Stock outstanding as of February 28, 2015, together with securities exercisable or convertible into shares of Common Stock within 60 days of February 28, 2015, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of February 28, 2015, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(4)	Represents 14,211 shares issuable upon the exercise of options.
(5)	Represents 34,000 shares issuable upon the exercise of options.
(6)	Includes 64,721 shares of common stock held by the ESOP. The shareholder beneficially owns 3.8% of the ESOP. Also includes 22,685 shares issuable upon the exercise of options.
(7)	Includes 4,638 shares of common stock held by the ESOP. The shareholder beneficially owns 0.3% of the ESOP. Also includes 36,521 shares of common stock underlying 2,593 shares of series D Preferred stock.
(8)	Includes 58,423 shares of Common Stock underlying 4,148 shares of Series D Preferred Stock, 40,740 shares issuable upon conversion of Series E Preferred Stock and 247,450 are issuable upon the exercise of warrants. Also includes 58,319 shares issuable upon the exercise of options.
(9)	Includes 1,059,789 shares issuable upon conversion of 75,245 shares of Series D Preferred Stock, 305,620 shares issuable upon conversion of 15,281 shares of Series E Preferred Stock and warrants to purchase 351,343 shares of Common Stock. Michael N. Taglich has sole voting power with respect to 393,227 shares of Common Stock and sole dispositive power with respect to 1,050,190 shares of Common Stock. He has shared voting and dispositive power with respect to 935,647 shares of Common Stock, including 497,394 shares as to which he shares voting and dispositive power with his brother Robert F. Taglich and 438,253 shares as to which he shares voting and dispositive power with his wife. Mr. Taglich’s address is 275 Madison Avenue, New York, New York 10016.
(10)	Includes 16,056 shares issuable upon conversion of 1,140 shares of Series D Preferred Stock. Also includes 14,211 shares issuable upon the exercise of options.
(11)	Represents 14,211 shares issuable upon the exercise of options.
(12)	Includes 496,676 shares issuable upon conversion of 35,264 shares of Series D Preferred Stock and 305,220 shares issuable upon conversion of 15,261 shares of Series E Preferred Stock. Includes 225,649 shares held in trusts for which Mr. Seid serves as trustee. Also includes 14,211 shares issuable upon the exercise of options.
(13)	North Star Trust Company, the trustee of the ESOP, is deemed to have the dispositive and voting control over the shares held by the ESOP. The North Star Trust Company is located at 500 W. Madison St., Suite 3150, Chicago, IL 60053.
(14)	Includes 35,311 shares as to which he shares voting and dispositive power with his brother, Michael N. Taglich. Mr. Taglich’s address is 275 Madison Avenue, New York, New York 10016.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and reports of changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2014, Form 3’s were filed late for James F. DeSocio, Michael N. Taglich, John C. Guttilla, Stanley P. Jaworski, Jr. and Paul A. Seid. Form 4’s were filed late for James F. DeSocio (1 acquisition), Michael P. Roe (1 acquisition), Michael N. Taglich (1 acquisition), John C. Guttilla (1 acquisition), Stanley P. Jaworski, Jr. (1 acquisition), Paul A. Seid (1 acquisition), Robert Schroeder (1 acquisition) and former directors Nicholas R. Toms, Lawrence Yelin, Robert M. Chaiken, Marc Ferland, David M. Rifkin and Jay B. Sheehy.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Our Code of Ethics requires our employees to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interest. Our employees are also responsible for disclosing to management any actual or perceived conflicts of interest.

On June 4, 2012 (the “Closing Date”), 2314505 Ontario Inc., a wholly-owned subsidiary of ours (the “Purchaser”), Karen Dalicandro (“KD”), Donald Dalicandro and 2293046 Ontario Inc. (“KD Co”, and together with KD, the “Vendors”, entered into a Share Purchase Agreement (“SPA”). Pursuant to the SPA, Purchaser purchased all of the issued and outstanding shares of Apex. In consideration for the shares of Apex, on the Closing Date, the Purchaser paid CDN$5,000,000 (“Closing Amount”), of which CDN$240,000 (the “Escrow Amount”) was placed in escrow with the Purchaser’s attorney and CDN$10,000 was held by the Purchaser as a holdback. On the Closing Date, the Purchaser and Apex merged under the corporate name of Apex Systems Integrators Inc., hereafter referred to herein as “Apex”). Mr. Dalicandro became a member of our board of directors on the Closing Date. Apex leases premises from an entity controlled by Mr. Dalicandro. For the years ended December 31, 2014 and December 31, 2013, rent expense included in the consolidated financial statements was $123,000 and $130,000, respectively. Effective on the close of business on October 3, 2014, Donald Dalicandro resigned from the Board and has been authorized to serve as a Board observer until the end of the term during which he is eligible, under his employment agreement with the Company, to remain as a member of the Board.  On June 9, 2014, the accounting expert issued their final report and the fair value of the Apex Earn-Out Payment was calculated to be CDN$400,000 of which CDN$89,000 (US$84,000) (22.22%) was paid in cash and CDN$311,000 (US$291,000) (77.78%) payable in the form of a convertible promissory note. The convertible promissory note was executed in December 2014.

Michael N. Taglich, who became a director as of the close of business on October 3, 2014, is the Chairman and President of Taglich Brothers, Inc., a New York City-based securities firm that he co-founded in 1992. Taglich Brothers, Inc. has in the past acted as a placement agent on Series D Preferred and Series E Preferred offerings of ours, for which it has received compensation customary in the market for acting in such capacity on offerings similar to such offerings of ours.

Director Independence

The Board of Directors has determined that that each of the Directors is independent under the director independence rules of the NASDAQ Stock Market, except for Mr. DeSocio, who is determined not to be independent as a result of his having become interim CEO.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit and review of our annual financial statements, and can include fees for the audit and review of our annual financial statements included in a registration statement filed under the Securities Act as well as the issuance of consents and for services that are normally provided by the independent registered public accountant in connection with statutory and regulatory filings or engagements, except those not required by statute or regulation; ”audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including attestation services that are not required by statute or regulation, due diligence and services related to acquisitions; “tax fees” are fees for tax compliance, tax advice and tax planning; and “all other fees” are fees for any services not included in the first three categories.

Audit Fees

Audit fees billed by BDO USA, LLP for the fiscal years ended December 31, 2014 and 2013 totaled $384,000 and $497,000, respectively.

Audit-Related Fees, Tax Fees and all Other Fees

None.

At its regularly scheduled and special meetings, our Audit Committee considers and pre-approves any audit and non-audit services to be performed by our independent registered public accounting firm. The Board of Directors has the authority to grant pre-approvals of non-audit services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	Financial Statements

The following financial statements are included as part of this report

Report of Independent Registered Public Accounting Firm F-2

Consolidated Balance Sheets - December 31, 2014 and 2013 F-3

Consolidated Statements of Operations and Comprehensive Loss - Years Ended December 31, 2014 and 2013 F-4

Consolidated Statements of Stockholders’ Equity (Deficit) - Years Ended December 31, 2014 and 2013 F-5

Consolidated Statements of Cash Flows - Years Ended December 31, 2014 and 2013 F-6

Notes to Consolidated Financial Statements - December 31, 2014 and 2013 F-7

2.	Exhibits

Exhibit
Number	Description
2.1	Share Purchase Agreement between 2314505 Ontario Inc., Company, Karen Dalicandro, Donald Dalicandro and 2293046 Ontario Inc. (7)
2.2	Asset Purchase Agreement between the Company and MacroSolve, Inc. dated July 31, 2012 (10)
2.3	Arrangement Agreement among DecisionPoint Systems, Inc., Comamtech Inc. and 2259736 Ontario Inc., dated October 20, 2010. (1)
3.1	Certificate
3.2	Bylaws (6)
3.3	Certificate of Designation of Preferences Rights and Limitations of Series A Cumulative Convertible Preferred. (6)
3.4	Certificate of Designation of Preferences Rights and Limitations of Series B Cumulative Convertible Preferred. (6)
3.5	Certificate of Designation of Series D Preferred Stock (13)
3.6	Amendment No. 1 to Certificate of Designation of Series A Preferred Stock (13)
3.7	Amendment No. 1 to Certificate of Designation of Series B Preferred Stock (13)
3.8	Certificate of Designation of Series E Preferred Stock (20)
3.9	Amendment No. 2 to Certificate of Designation of Series A Preferred Stock (21)
3.10	Amendment No. 2 to Certificate of Designation of Series B Preferred Stock (21)
10.1	Ontario Superior court of Justice Commercial List. (1)
10.2	Amendment No. 1 to the Arrangement Agreement, dated December 23, 2010. (1)
10.3	Amendment No. 2 to the Arrangement Agreement, dated March 22, 2011. (1)
10.4	Amendment No. 3 to the Arrangement Agreement, dated April 8, 2011. (1)
10.5	Amendment No. 4 to the Arrangement Agreement, dated April 13, 2011. (1)
10.6
10.7	Limited Waiver and Amendment to Loan and Security Agreement between Silicon Valley Bank, DecisionPoint Systems Group Inc., DecisionPoint Systems and CMAC, Inc. (3)
10.8	Employment Agreement between DecisionPoint Systems Inc. and Ralph S. Hubregsen. (4)
10.9	2010 Stock Option Plan (6)
10.10	Employment Agreement between Apex Systems Integrators Inc., Donald Dalicandro and the Company. (7)
10.11	Form of Convertible Note (7)
10.12	Form of DPS Guarantee by and between Company, Karen Dalicandro and 2293046 Ontario Inc. (7)

10.13	General Security Agreement between Apex Systems Integrators Inc., Karen Dalicandro and 2293046 Ontario Inc. (7)
10.14	Escrow Agreement between 2314505 Ontario Inc., Company, Karen Dalicandro, 2293046 Ontario Inc. and McMillan LLP (7)
10.15	Noncompetition Agreement between Donald Dalicandro, Karen Dalicandro and 2314505 Ontario Inc. (7)
10.16	IP Assignment Agreement between Donald Dalicandro and Apex Systems Integrators Inc. (7)
10.17	IP Assignment Agreement between Karen Dalicandro and Apex Systems Integrators Inc. (7)
10.18	Credit Agreement between Royal Bank of Canada, Company, 2314505 Ontario Inc. and Apex Systems Integrators Inc. (7)
10.19	General Security Agreement between Royal Bank of Canada and Apex Systems Integrators Inc. (7)
10.20	General Security Agreement between Royal Bank of Canada and 2314505 Ontario Inc. (7)
10.21	Security Agreement between Royal Bank of Canada and the Company (7)
10.22	Guarantee between the Company and Royal Bank of Canada (7)
10.23	Guaranty between Apex Systems Integrators Inc. and Royal Bank of Canada (7)
10.24	Loan Agreement between BDC Capital Inc., the Company, 2314505 Ontario Inc. and Apex Systems Integrators Inc. (7)
10.25	General Security Agreement between BDC Capital Inc. and Apex Systems Integrators Inc. (7)
10.26	General Security Agreement between BDC Capital Inc. and 2314505 Ontario Inc. (7)
10.27	Guarantee between Apex Systems Integrators Inc. and BDC Capital Inc. (7)
10.28	Guarantee between the Company and BDC Capital Inc. (7)
10.29	Subordination Agreement between BDC Capital Inc. and Silicon Valley Bank (7)
10.30	Subordination Agreement between Royal Bank of Canada and Silicon Valley Bank (7)
10.31	Subordination and Priorities Agreement among Royal Bank of Canada, BDC Capital Inc., Apex Systems Integrators Inc. and 2314505 Ontario Inc. (7)
10.32	Lease Agreement, dated May 7, 2012, between the Company and Nausser Fathollahi and Alladin Doroudi (8)
10.33	License Agreement between the Company and MacroSolve, Inc. dated July 31, 2012 (10)
10.34	Non-Competition Agreement between the Company and MacroSolve, Inc. dated July 31, 2012 (10)
10.35	Form of Securities Purchase Agreement of Series D Preferred Stock (13)
10.36	Warrant to Purchase Common Stock, dated December 20, 2012, issued to Taglich Brothers, Inc. as placement agent (13)
10.37	Employment Agreement, dated February 19, 2013, between the Company and Dave Goodman (15)
10.38	Amendment to Loan and Security Agreement with Silicon Valley Bank (16)
10.39	Forbearance agreement with Silicon Valley Bank (17)
10.40	Loan amendment with BDC Capital, Inc. (18)
10.41	Loan amendment with Royal Bank of Canada (19)
10.42	Form of Securities Purchase Agreement of Series E Preferred Stock (21)
10.43	Form of Warrant to Purchase Common Stock, dated November 12, 2013, issued to Taglich Brothers, Inc. as placement agent (21)
10.44	Form of Securities Purchase Agreement of Common Stock (20)
10.45	Warrant to Purchase Common Stock, dated August 15, 2013, issued to Investor (20)
10.46	Warrant to Purchase Common Stock, dated August 21, 2013, issued to Newport Coast Securities, Inc. as placement agent (20)
10.47	Loan Amendment with Silicon Valley Bank (22)
14	Code of Ethics (6)
21	Subsidiaries (14)
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a).*
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a).*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*
32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002. *
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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

(9)  Reserved

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

(18) Incorporated by Reference to the Current Report on form 10-Q Filed by the Company on November 14, 2013.

(19) Incorporated by Reference to the Current Report on form 10-Q Filed by the Company on November 14, 2013.

(20) Incorporated by Reference to the Current Report on form 8-K Filed by the Company on August 21, 2013.

(21) Incorporated by Reference to the Current Report on form 8-K Filed by the Company on November 18, 2013.

(22) Incorporated by Reference to the Current Report on form 8-K Filed by the Company on March 5, 2015.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2015.

DECISIONPOINT SYSTEMS, INC.

By:	/s/ James F. DeSocio
James F. DeSocio, Interim Chief Executive Officer Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ James F. DeSocio	Interim Chief Executive Officer and Director	March 18, 2015
James F. DeSocio	(Principal Executive Officer)

/s/ Michael P. Roe	Chief Financial Officer	March 18, 2015
Michael P. Roe	(Principal Financial and Accounting Officer)

	Chairman and Director	March 18, 2015
Robert Schroeder

	Director	March 18, 2015
Michael N. Taglich

/s/ John C. Guttilla	Director	March 18, 2015
John C. Guttilla

/s/ Stanley P. Jaworski, Jr.	Director	March 18, 2015
Stanly P. Jaworski, Jr.

/s/ Paul A. Seid	Director	March 18, 2015
Paul A. Seid

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

DecisionPoint Systems, Inc.

Irvine, California

We have audited the accompanying consolidated balance sheets of DecisionPoint Systems, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company’s history of losses, working capital deficit, capital deficit, minimal liquidity and other factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Costa Mesa, California

March 18, 2015

DECISIONPOINT SYSTEMS, INC.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Current assets
Cash	$1,616	$641
Accounts receivable, net	11,497	10,504
Due from related party	-	188
Inventory, net	2,035	1,533
Deferred costs	3,177	3,809
Deferred tax assets	21	49
Prepaid expenses and other current assets	81	188
Total current assets	18,427	16,912

Property and equipment, net	145	136
Other assets, net	124	165
Deferred costs, net of current portion	1,314	1,807
Goodwill	8,202	8,395
Intangible assets, net	2,045	3,907
Total assets	$30,257	$31,322

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$10,000	$9,774
Accrued expenses and other current liabilities	2,755	2,804
Lines of credit	5,811	3,883
Current portion of debt	813	1,474
Due to related parties	73	77
Accrued earn out consideration	-	319
Unearned revenue	6,918	7,481
Total current liabilities	26,370	25,812

Long term liabilities
Unearned revenue, net of current portion	2,015	2,481
Debt, net of current portion and discount	1,580	1,961
Accrued earn out consideration, net of current portion	-	149
Deferred tax liabilities	460	740
Warrant liability	519	803
Other long term liabilities	61	249
Total liabilities	31,170	32,195

Commitments and contingencies	-	-
STOCKHOLDERS' DEFICIT
Cumulative Convertible Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,547,845 and 1,514,155 shares issued and outstanding, including cumulative and imputed preferred dividends of $2,295 and $1,956, and with a liquidation preference of $13,640 and $13,232 at December 31, 2014
and 2013, respectively	12,822	12,193
Common stock, $0.001 par value, 100,000,000 shares authorized,
12,883,446 issued and 12,729,563 outstanding as of December 31, 2014,
and December 31, 2013	13	13
Additional paid-in capital	17,252	17,231
Treasury stock, 153,883 shares of common stock	(205)	(205)
Accumulated deficit	(30,292)	(29,475)
Unearned ESOP shares	(484)	(629)
Accumulated other comprehensive income	(19)	(1)
Total stockholders’ deficit	(913)	(873)
Total liabilities and stockholders' deficit	$30,257	$31,322

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except share and per share data)

	Years ended December 31,
	2014	2013
Net sales	$64,546	$60,692

Cost of sales	50,372	47,965

Gross profit	14,174	12,727

Selling, general and administrative expense	13,331	18,338
Adjustment to acquisition related earn-out and bonus obligations	(86)	(820)

Operating income (loss)	929	(4,791)

Other expense (income):
Interest expense	867	959
Fair market value adjustment of warrant liability	(284)	(296)
Other income, net	19	(37)
Total other expense	602	626
Income (loss) before income taxes	327	(5,417)

Tax benefit for income taxes	(197)	(199)

Net income (loss)	524	(5,218)

Common stock deemed dividend	-	(263)
Cumulative and imputed Series A and B preferred stock dividends	(108)	(108)
Accrued paid-in-kind dividends on Series D and Series E preferred stock	-	(289)
Cash and Imputed dividends on Series D preferred stock	(1,233)	(580)
Imputed contingent beneficial converion on Series D preferred stock	-	(1,343)
Net loss attributable to common shareholders	$(817)	$(7,801)

Net loss per share -
Basic and diluted	$(0.07)	$(0.80)

Weighted-average shares outstanding -
Basic and diluted	12,356,270	9,802,810
Other comprehensive income (loss), net of tax
Net income (loss)	$524	$(5,218)
Foreign currency translation adjustment	(18)	(23)

Comprehensive income (loss)	$506	$(5,241)

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Stockholders’ Deficit

(In thousands)

										Total
									Accumulated	stock
	Convertible				Additional		Accumu-	Unearned	other	holders’
	Preferred stock		Common stock		paid-in	Treasury	lated	ESOP	comprehensive	equity
	Shares	Amount	Shares	Amount	capital	stock	deficit	shares	income (loss)	(deficit)
Balance at January 1, 2013	1,105	$7,370	9,300	$9	$16,132	$(205)	$(21,674)	$(767)	$22	$887

Net loss	-	-	-	-	-	-	(5,218)	-	-	(5,218)
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(23)	(23)
Common stock issued to employees as part of a specified
portion of their annual cash bonus	-	-	70	-	83	-	-	-	-	83
Convertible Series E Preferred sold in private placement,
net of issuance costs	409	3,215	-	-	278	-	-	-	-	3,493
Common stock issued in private placement,
net of issuance costs	-	-	2,927	3	400	-	-	-	-	403
Common stock issued as an antidilution adjustment	-	-	586	1	262	-	(263)	-	-	-
Employee stock-based compensation	-	-	-	-	76	-	-	-	-	76
Accrued dividends paid-in-kind	-	-	-	-	-	-	(289)	-	-	(289)
Accrued and imputed dividends on preferred stock	-	1,608	-	-	-	-	(2,031)	-	-	(423)
Principal payment from ESOP	-	-	-	-	-	-	-	138	-	138

Balance at December 31, 2013	1,514	12,193	12,883	13	17,231	(205)	(29,475)	(629)	(1)	(873)

Net Income	-	-	-	-	-	-	524	-	-	524
Foreign currency translation adjustment	-	-	-	-	-	-	-	-	(18)	(18)
Paid-in-kind dividends issued for previously
accrued dividends	34	289	-	-	-	-	-	-	-	289
Employee stock-based compensation	-	-	-	-	119	-	-	-	-	119
Accrued and imputed dividends on preferred stock	-	340	-	-	-	-	(1,341)	-	-	(1,001)
Principal payment from ESOP	-	-	-	-	(98)	-	-	145	-	47

Balance at December 31, 2014	1,548	$12,822	12,883	$13	$17,252	$(205)	$(30,292)	$(484)	$(19)	$(913)

 See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Cash Flows

(In thousands)

	December 31,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$524	$(5,218)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,754	1,967
Amortization of deferred financing costs and note discount	153	181
Employee and Director stock-based compensation	119	76
Acquisition earn-out adjustment	-	(820)
Change in fair value of warrants	(284)	(296)
Loss on disposal of property and equipment	5	13
ESOP compensation expense	47	138
Allowance for doubtful accounts	(46)	142
Deferred taxes, net	(197)	(271)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(976)	1,615
Due from related parties	181	-
Inventory, net	(502)	(723)
Deferred costs	1,123	462
Prepaid expenses and other current assets	106	126
Other assets, net	11	(18)
Accounts payable	314	(1,296)
Accrued expenses and other current liabilities	6	(103)
Due to related parties	(84)	76
Unearned revenue	(983)	(284)
Net cash (used in) provided by operating activities	1,185	(4,233)
Cash flows from investing activities
Capital expenditures	(63)	(45)
Net cash used in investing activities	(63)	(45)
Cash flows from financing activities
(Repayments) borrowings from lines of credit, net	1,931	459
Proceeds from the issuance of term debt	-	1,000
Repayment of debt	(1,153)	(2,082)
Issuance of convertible series E preferred stock	-	4,090
Paid financing costs associated with convertible preferred stock offering	-	(597)
Dividends paid	(748)	(423)
Paid financing costs	(100)	(119)
Payments for contingent acquisition liability	(84)	-
Common stock issued in private placement, net of costs	-	403
Warrants classified as a liability in connection with common stock private placement	-	1,099
Net cash provided by (used in) financing activities	(154)	3,830
Effect on cash of foreign currency translation	7	(14)
Net increase (decrease) in cash	975	(462)
Cash at beginning of year	641	1,103
Cash at end of year	$1,616	$641
Supplemental disclosure of cash flow information:
Interest paid	$803	$1,019
Income taxes paid	89	258
Supplemental disclosure of non-cash financing activities:
Accrued and imputed dividends on preferred stock	$340	$265
Imputed dividends as contingent beneficial converion on series D preferred stock	-	1,343
Accrued PIK dividends on series D and Series E preferred stock	-	289
Warrants issued in connection with common stock private placement	-	1,099
Warrants issued in connection with convertible series E preferred stock	-	278
Settlement of earn-out obligation with convertible note payable	291	-
Payment of accrued dividends through issuance of PIK shares	289	-

 See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

NOTE 2 - BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of DecisionPoint and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S GAAP”).  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, DecisionPoint Systems International and Apex Systems Integrators, Inc. (“Apex”). DecisionPoint Systems International has two wholly-owned subsidiaries, DecisionPoint Systems Group, Inc. (“DPS Group”) and CMAC, Inc. (“CMAC”).  Apex was acquired on June 4, 2012, and as such, the operating results of Apex have been consolidated into the Company’s consolidated results of operations beginning on June 5, 2012. In addition, on July 31, 2012, the Company consummated an asset purchase agreement (“Asset Purchase Agreement”) with MacroSolve, Inc. (the “Seller”) Pursuant to the Asset Purchase Agreement, the Company purchased the business (including substantially all the related assets) of the seller’s Illume Mobile division (“Illume Mobile”).  The operating results of Illume Mobile have been consolidated into the Company’s consolidated results of operations beginning on August 1, 2012.  The Company currently operates in one business segment. All intercompany transactions have been eliminated.

Going Concern

The consolidated financial statements were prepared on a going concern basis in accordance with U.S. GAAP.  The going concern basis of presentation assumes that the Company will continue in operation for the next twelve months and will able to realize its assets and discharge its liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Company’s inability to continue as a going concern.  The Company’s history of losses, working capital deficit, capital deficit, minimal liquidity and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  In order for the Company to continue operations beyond the next twelve months and be able to discharge its liabilities and commitments in the normal course of business, the Company must establish sustained positive operating results through increased sales, avoid further unforeseen expenses, improve liquidity and working capital, and potentially raise additional equity or debt capital.  There can be no assurance that the Company will be able to achieve sustainable positive operating results or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to management.

If the Company does not continue to achieve positive operating results and does not raise sufficient additional capital, material adverse events may occur including, but not limited to, (1) a reduction in the nature and scope of the Company’s operations, (2) the Company’s inability to fully implement its current business plan and (3) continued defaults under the Company’s various loan agreements (for a description of past defaults, see the discussion below). There can be no assurance that the Company will successfully improve its liquidity position.  The consolidated financial statements do not reflect any adjustments that might be required resulting from the adverse outcome relating to this uncertainty.

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

December 31, 2014 and 2013

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

Accounts Receivable - Accounts receivable are stated at net realizable value, and as such, current earnings are charged with an allowance for doubtful accounts based on management’s best estimate of the amount of probable incurred credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience and specific account information available.  Accounts receivable are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $47,000 and $377,000, as of December 31, 2014 and 2013, respectively.  When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts.

Inventory - Inventory consists solely of finished goods and is stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) method. The Company periodically reviews its inventory and makes provisions as necessary for estimated obsolete and slow-moving goods. The creation of such provisions results in a write down of inventory to net realizable value and a charge to cost of sales. Inventories are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $48,000 and $41,000, as of December 31, 2014 and 2013, respectively.

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

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

Deferred Financing Costs - Costs incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness, adjusted to reflect any early repayments using the effective interest rate method. Deferred financing costs net of amortization totaled approximately $19,000 and $48,000, as of December 31, 2014 and 2013, respectively, and are included in other assets in the accompanying consolidated balance sheets.

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

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company measures certain liabilities at fair value on a recurring basis such as our contingent consideration related to business combinations and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal year ended December 31, 2014.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

The Company classified its contingent consideration related to the Apex acquisition as a Level 3 liability in 2013. Revenue and other assumptions used in the calculation require significant management judgment.  The Company reassessed the fair value of the contingent consideration liabilities on a quarterly basis.  Based on that assessment, the Company recognized an adjustment of $0 and $820,000 to the calculation of the earn-out obligations during the fiscal year ended December 31, 2014 and December 31, 2013, respectively. On June 9, 2014, the accounting expert issued a final report and the fair value of the earn-out was calculated to be CDN$400,000 of which CDN$89,000 (US$84,000) (22.22%) was paid in cash and CDN$311,000 (US$291,000) (77.78%) payable in the form of a convertible promissory note (see Note 5 and 10). The convertible promissory note was executed in December 2014.

The Company is obligated to pay bonus consideration to the former CEO of Apex. Such bonus is considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not the CEO’s employment is retained. The fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Closing Date). The Company reassessed the fair value of the contingent consideration liability at December 31, 2014 and determined the amount to be $0. Based on that assessment, the Company recognized an adjustment of CDN$101,000 (US$86,000) and is recorded in the consolidated statement of operations.

The Company has classified certain warrants related to the August 2013 issuance and sale of common stock in a private offering as a Level 3 Liability. Assumptions used in the calculation require significant judgment. The Company reassesses the fair value of the warrant liabilities on a quarterly basis using a Monte Carlo option pricing model. Based on that assessment, the Company recognized a $284,000 and $296,000 adjustment to the fair value of the warrants during the fiscal years ended December 31, 2014 and 2013, respectively.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013 (in thousands):

		Quoted prices in	Significant other	Significant other
		active markets	observable inputs	unobservable inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Fair value of warrants issued in connection
with share purchase agreement	$519	$-	$-	$519

Balance at December 31, 2014	$519	$-	$-	$519

		Quoted prices in	Significant other	Significant other
		active markets	observable inputs	unobservable inputs
	Total	Level 1	Level 2	Level 3
Liabilities
Contingent consideration liability
recorded for business combinations	$468	$-	$-	$468

Fair value of warrants issued in connection
with share purchase agreement	803	-	-	803

Balance at December 31, 2013	$1,271	$-	$-	$1,271

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

The following table summarizes changes to the fair value of the contingent consideration and warrants which are Level 3 liabilities (in thousands):

	Level 3
	Contingent	Derivative
	consideration	warrants

Balance at December 31, 2013	$468	$803
Adjustments to fair value of warrants (reflected in other income)	-	(284)
Adjustment to contingent acquisition liability	(86)	-
Cash paid for contingent acquisition liability	(84)	-
Settlement of earn-out obligation reflected in notes payable	(279)	-
Effect of currency translation	(19)	-
Balance at December 31, 2014	$-	$519

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long lived assets resulting from business combinations are measured at fair value using income and market comparable valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment. There were no indicators of impairment identified during the fiscal year ended December 31, 2014.

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

The Company enters into revenue arrangements that contain multiple deliverables.  Judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. Moreover, judgment is used in interpreting the commercial terms and determining when all criteria of revenue recognition have been met for each deliverable in order for revenue recognition to occur in the appropriate accounting period. In an arrangement with multiple deliverables, the delivered item or items shall be considered a separate unit of accounting if both of the following criteria are met: (i) the delivered item or items have value to the customer on a standalone basis; and (ii) if the arrangement includes a general right of return relative to the delivered item, delivery or performance of the undelivered item or items is considered probable and substantially in the control of the vendor.  A delivered item or items that do not qualify as a separate unit of accounting within the arrangement shall be combined with the other applicable undelivered item(s) within the arrangement and the allocation of arrangement consideration and the recognition of revenue then shall be determined for those combined deliverables as a single unit of accounting. While changes in the allocation of the arrangement consideration between the units of accounting will not affect the amount of total revenue recognized for a particular sales arrangement, any material changes in these allocations could affect the timing of revenue recognition, which could affect the Company’s results of operations. When the Company enters into an arrangement that includes multiple elements, we allocate revenue based on their relative selling prices.  We use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor specific objective evidence of fair value (“VSOE”), (ii) third party evidence of selling prices (“TPE”) and (iii) best estimate of selling price (“ESP”) as a proxy for VSOE.  When both VSOE and TPE are unavailable, we use ESP.  We determine ESP by considering all relevant factors in establishing the price.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

Historically, a relatively small number of customers have accounted for a significant portion of the Company’s revenue.  The Company had one customer who represented 10% of the Company’s revenue for the year ended December 31, 2014 and 2013.  The Company had three customers, two of which were not the same, who represented 21% and 24% of its revenue for the year ended December 31, 2014 and 2013, respectively. The Company’s accounts receivable was concentrated with two customers at December 31, 2014, representing 14% and 10% of gross accounts receivable, respectively, and with two different customers at December 31, 2013, representing 19% and 12% of gross accounts receivable, respectively.  Customer mix can shift significantly from year to year, but a concentration of the business with a few large customers is typical in any given year.  A decline in revenues could occur if a customer that has been a significant source of revenue in one financial reporting period is a less significant source of revenue in the following period. The loss of a significant customer could have a material adverse impact on the Company.

The Company has the same four primary vendors for the year ended December 31, 2014 compared to the similar period in 2013.  For the year ended December 31, 2014, the Company had purchases from these four vendors that collectively represented 60% of total purchases and 75% of the total outstanding accounts payable at December 31, 2014.  For the year ended December 31, 2013, the Company had purchases from these four vendors that collectively represented 57% of total purchases and 61% of the total outstanding accounts payable at December 31, 2013.  The same single vendor represented 26% and 15% of the total purchases for the year ended December 31, 2014 and 2013, respectively.  Loss of this certain vendor could have a material adverse effect on our operations.

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

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Fair Value of Financial Instruments - The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued expenses, line of credit and long term debt.  The carrying value of the short term financial instruments approximates their fair values at December 31, 2014 and 2013, due to their short-term maturities.  The carrying value of the Company’s long-term debt approximates its fair value, net of a discount related to a final payment to be made on the due date which is equal to two percent of the original loan amount.

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

Comprehensive Income (Loss) – Comprehensive income (loss) consists of net income (loss) and accumulated other comprehensive income (loss), which includes certain changes in equity that are excluded from net income (loss).  Comprehensive income (loss) for the year ended December 31, 2014 is equal to the net income of $524,000 plus other comprehensive loss totaling $18,000 (relating to exchange translation adjustments arising from the consolidation of the Company’s Canadian Apex subsidiary) to arrive at comprehensive income of $506,000.  Comprehensive loss for the year ended December 31, 2013 is equal to the net loss of $5,218,000 plus other comprehensive loss totaling $23,000 (relating to exchange translation adjustments arising from the consolidation of the Company’s Canadian Apex subsidiary) to arrive at comprehensive loss of $5,241,000.

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

Reclassifications – Certain reclassifications have been made to prior year consolidated financial statements to conform to current period financial statement presentation. These revisions increased working capital by $0.8 million at December 31, 2013 but did not impact previously reported net loss, loss per share, stockholders’ deficit, total assets or cash flows.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Recently Issued Accounting Pronouncements

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

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items," to simplify income statement classification by removing the concept of extraordinary items. Under the existing guidance, an entity is required to separately disclose extraordinary items, net of tax, in the income statement after income from continuing operations if an event or transaction is of an unusual nature and occurs infrequently. This separate, net-of-tax presentation (and corresponding earnings per share impact) will no longer be allowed. However, the existing requirement to separately present items that are of an unusual nature or occur infrequently on a pre-tax basis within income from continuing operations has been retained. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2015. Early adoption is permitted, but only as of the beginning of the fiscal year of adoption. Upon adoption, a reporting entity may elect prospective or retrospective application. If adopted prospectively, both the nature and amount of any subsequent adjustments to previously reported extraordinary items must be disclosed. Upon adoption the Company will evaluate going concern based on this guidance.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation - Amendments to the Consolidation Analysis," to eliminate the deferral of the application of the revised consolidation rules and make changes to both the variable interest model and the voting model. Under this ASU, a general partner will not consolidate a partnership or similar entity under the voting model. The ASU is effective for the annual reporting period in the fiscal year that begins after December 15, 2015 and early adoption is permitted. Upon adoption, the Company will use this guidance to account for items that are of unusual nature or occur infrequently.

NOTE 3 – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The weighted-average basic and diluted shares for each of the years ended December 31, 2014 and 2013 exclude approximately 0.3 million and 0.4 million, respectively, of shares related to the Employee Stock Ownership Plan that have not been committed to be released.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

For periods presented in which there is a net loss, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive. Below is a reconciliation of the fully dilutive securities effect for the period with net income (in thousands except share and per share data):

	December 31,
	2014	2013

Net loss attributable to common shareholders	$(817)	$(7,801)

Weighted average common shares outstanding - basic and diluted	12,356,270	9,802,810

Loss per common share - basic and diluted	$(0.07)	$(0.80)

For the years ended December 31, 2014 and 2013, respectively, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

Potential dilutive securities consist of (in thousands):

	December 31,
	2014	2013

Convertible preferred stock - Series A	270	270
Convertible preferred stock - Series B	131	131
Convertible preferred stock - Series D	10,287	9,918
Convertible preferred stock - Series E	8,331	8,180
Warrants to purchase common stock	3,279	3,555
Options to purchase common stock	1,386	805

Total potentially dilutive securities	23,684	22,859

NOTE 4 – WARRANT LIABILITY

The Company has determined that certain warrants the Company has issued contain provisions that protect the holders from future issuances of the Company’s Common Stock at prices below such warrants’ then-in-effect respective exercise prices (see Note 12).  These provisions could result in modification of the warrants then-in-effect exercise price.  The Company has evaluated the guidance ASC 480-10 Distinguishing Liabilities from Equity and ASC 815-40 Contracts in an Entity’s Own Equity.  Pursuant to this guidance, the Company’s management has concluded that these instruments do not meet the criteria for classification as equity treatment and must be recorded as a liability as a result of the terms in the warrants that provide for price protection in the event of a future dilutive issuance.  The Company recognizes these warrants as liabilities at their fair value and re-measures them at fair value on each reporting date. ASC 820 Fair Value Measurement provides requirements for disclosure of liabilities that are measured at fair value on a recurring basis in periods subsequent to the initial recognition (see Note 2).

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

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

The Company revalues the warrants as of the end of each reporting period. The estimated fair value of the outstanding warrant liabilities was approximately $519,000 and $803,000, as of December 31, 2014 and 2013, respectively. The decrease in the fair value of the warrant liabilities for the year ended December 31, 2014 was $284,000 while the decrease in fair value of the warrant liabilities for the year ended December 31, 2013 was $296,000. The adjustments to the fair value of the warrant liabilities are included in other income in the Company’s consolidated statement of operations.

The warrant liabilities were valued at the closing dates of the common stock purchase agreement (see Note 12(c)) and the end of each reporting period using a Monte Carlo valuation model with the following assumptions:

	Placement Agent Warrants		Investor Warrants
Investor Warrants	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
Closing price per share of common stock	$0.38	$0.53	$0.38	$0.53
Exercise price per share (range)	0.50	0.50	0.50	0.50
Expected volatility	138.3%	123.5%	138.6%	123.5%
Risk-free interest rate	1.3%	1.6%	1.3%	1.6%
Dividend yield	-	-	-	-
Remaining expected term of underlying securities (years)	3.6	4.6	3.6	4.6

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

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Apex Systems Integrators, Inc.

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

In consideration for the shares of Apex, the Company paid CDN$5,000,000 (US$4,801,000 at the Closing Date) (the “Apex Closing Amount”) in cash. The Company may have been required to pay up to an undiscounted amount of CDN$3,500,000 (US$3,360,700 at the Closing Date) in consideration for Apex achieving certain levels of adjusted earnings before interest, depreciation, taxes and amortization (the “EBITDA”), as defined by the Apex Purchase Agreement, in the period ended July 2013. The initial fair value of the earn-out (the “Apex Earn-Out Payment”) was calculated to be approximately CDN$1,076,000 (US$1,033,000 at the Closing Date). At September 30, 2013, the calculated Apex Earn-Out Payment due under the Apex Purchase Agreement was CDN$341,000 (US$331,000).  The adjustment of CDN$735,000 (US$713,000) was recorded as a separate component of operating expenses in the unaudited condensed consolidated statement of operations and comprehensive loss as of September 30, 2013.  On June 9, 2014, the accounting expert issued their final report and the fair value of the Apex Earn-Out Payment was calculated to be CDN$400,000 of which CDN$89,000 (US$84,000) (22.22%) was paid in cash and CDN$311,000 (US$291,000) (77.78%) payable in the form of a convertible promissory note. The convertible promissory note was executed in December 2014.

As part of the Apex Purchase Agreement, the Company is obligated to pay bonus consideration to the CEO of Apex. Such bonus is considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not the CEO’s employment is retained. The initial fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Closing Date). At September 30, 2014 there was CDN$101,000 (US$90,000) recorded in bonus consideration. The Company reassessed the fair value of the contingent consideration liability at December 31, 2014 and determined the amount to be $0. Based on that assessment, the Company recognized an adjustment of CDN$101,000 (US$86,000) as a separate component of operating expenses.

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at (in thousands):

	December 31,
	2014	2013
Computer equipment	$253	$225
Office furniture and fixtures	108	109
Leasehold improvements	26	26
Total property and equipment	387	360
Less accumulated depreciation and amortization	(242)	(224)
Property and equipment, net	$145	$136

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2013 and 2012, totaled $48,000, and $73,000, respectively.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company allocates the cost of its acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess cost over the acquired fair value of the identified net assets acquired is recorded as goodwill.

Goodwill is tested annually during the fourth fiscal quarter and whenever events or circumstances indicate impairment may have occurred. If the carrying amount of goodwill exceeds its fair value, estimated based on discounted cash flow analyses, an impairment charge would be recorded. Based on the results of the annual impairment tests, no impairment of goodwill existed at December 31, 2014.

The changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 are as follows (in thousands):

Balance as of January 1, 2013	$8,571
Impact of foreign currency translation	(176)

Balance as of December 31, 2013	8,395
Impact of foreign currency translation	(193)

Balance as of December 31, 2014	$8,202

As of December 31, 2014 and 2013, respectively, the Company’s intangible assets and accumulated amortization consist of the following (in thousands):

	December 31,
	2014				2013
		Accumulated		WA		Accumulated		WA
	Gross	Amortization	Net	Life	Gross	Amortization	Net	Life

Customer relationships	$3,144	$(2,099)	$1,045	5.8	$3,264	$(1,654)	$1,610	6.5
Contractor and resume databases	675	(540)	135	1.0	675	(405)	270	2.0
Tradename	829	(546)	283	4.3	862	(364)	498	4.6
Internal use software	2,607	(2,025)	582	1.0	2,802	(1,299)	1,503	2.1
Covenant not to compete	103	(103)	-	-	104	(78)	26	0.6

	$7,358	$(5,313)	$2,045	3.9	$7,707	$(3,800)	$3,907	4.2

Amortization expense for intangible assets was $1,706,000 and $1,903,000 for the years ended December 31, 2014 and 2013, respectively. The effect of foreign currency translation on the intangible assets for the years ended December 31, 2014 and 2013 was ($156,000) and ($213,000), respectively. Amortization is calculated over the estimated useful lives of the assets on a straight line basis for covenant not to compete, internal use software and contractor and resume databases, and on an accelerated basis for customer relationships and trade name.

Based on the current amount of intangibles subject to amortization, estimated amortization expense in the next five years and thereafter, is as follows (in thousands):

Year	Amount
2015	$1,149
2016	296
2017	229
2018	178
2019	117
Thereafter	76
Total	$2,045

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 8 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Salaries and benefits	$1,778	$1,873
Interest payable	16	23
Professional fees	56	30
Vendor purchases	50	161
Sales tax payable	396	94
Customer deposits	131	194
Other fees and expenses	335	392
Total accrued expenses and other current liabilities	$2,762	$2,767

NOTE 9 – LINE OF CREDIT

SVB Line of Credit -- The Company has a $10.0 million revolving line of credit with Silicon Valley Bank (“SVB”) which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement (“SVB Loan Agreement”). Under the SVB Loan Agreement as amended February 27, 2013, SVB has also provided the Company with a term loan as discussed at Note 10.  The SVB Loan Agreement is secured by substantially all the assets of the Company and matured in February 2015.  As of December 31, 2014 and December 31, 2013, the outstanding balance on the line of credit was approximately $5.8 and $3.8 million, respectively, and the interest rate for December 31, 2014 and December 31, 2013 was 6.5%.  The line of credit has a certain financial covenant and other non-financial covenants.   The minimum Tangible Net Worth requirement of an $9.7 million deficit is to be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation).  As of December 31, 2014 and December 31, 2013, the Company was in compliance with the Tangible Net Worth financial covenant and had available a $1.0 million and $0.8 million cushion over the requirement, respectively.

Availability under the line of credit was approximately $2.2 million as of December 31, 2014. The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the Loan Agreement. No letters of credit were outstanding as of December 31, 2014 or December 31, 2013.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

On February 27, 2015, the Company entered into an agreement to further amend the original SVB Loan Agreement dated December 15, 2006 to extend the maturity date of the revolving credit line provided thereunder to February 28, 2017. The February 27, 2015 amendment provides for interest at prime plus 3.25% in 2015, and provides for further interest rate reductions upon achievement of certain financial thresholds. The February 27, 2015 amendment has a certain financial covenant and other non-financial covenants.   The minimum Tangible Net Worth requirement of an $8.6 million deficit, which is to be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation) on or after February 1, 2015.  The Company believes that at the time of this filing it is compliant with the terms and provisions of its amended SVB Loan Agreement. Should the Company incur losses in a manner consistent with its recent historical financial performance, the Company will violate Tangible Net Worth covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

RBC Line of Credit -- The Company is party to a credit agreement, dated June 4, 2012 (the “RBC Credit Agreement”) with Royal Bank of Canada (“RBC”).  Under the RBC Credit Agreement, the revolving demand facility allows for borrowings up to CDN$200,000 based upon eligible accounts receivable.  Interest is based on the Royal Bank Prime (“RBP”) plus 1.5% and is payable on demand.  As of December 31, 2014 and 2013, the outstanding balance on the line of credit was $58,000 and $0, respectively, and the interest rate is 4.5%.  The RBC Credit Agreement is secured by the assets of Apex.  The revolving demand facility has certain financial covenants and other non-financial covenants.  The covenants were reset by RBC on August 16, 2013.  The Company was in compliance with the reset covenants at December 31, 2014.  See further discussion regarding this condition at Note 10.

For the years ended December 31, 2014 and 2013, the Company’s interest expense, including fees paid to secure lines of credit, totaled approximately $432,000 and $362,000, respectively.

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

 DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 10 – TERM DEBT

Long term debt as of December 31, 2014 and 2013, consists of the following (in thousands):

	Balance			Amortization		Balance
	January 1,			of Note	Currency	December
	2014	Additions	Payments	Discount	Translation	31, 2014

RBC term loan	$1,169	$-	$(753)	$-	$(58)	$358

BDC term loan	1,589	-	-	-	(127)	1,462

SVB term loan 2	722	-	(333)	-	-	389

Note payable seller	-	291	(68)	-	(23)	200

Total note discounts	(45)	-	-	27	2	(16)

Total debt	$3,435	$291	$(1,154)	$27	$(206)	2,393

less current portion						(813)

Debt, net of current portion						$1,580

	Balance			Amortization		Balance
	January 1,			of Note	Currency	December
	2013	Additions	Payments	Discount	Translation	31, 2013

RBC term loan	$2,090	$-	$(804)	$-	$(117)	$1,169

BDC term loan	1,705	-	-	-	(116)	1,589

SVB term loan	1,000	-	(1,000)	-	-	-

SVB term loan 2	-	1,000	(278)	-	-	722

Total note discounts	(73)	(19)	-	43	4	(45)

Total debt	$4,722	$981	$(2,082)	$43	$(229)	3,435

less current portion						(1,086)
less RBC debt long term classified as current						(388)

Debt, net of current portion						$1,961

The Company’s debt is recorded at par value adjusted for any unamortized discounts.  Discounts and costs directly related to the issuance of debt are capitalized and amortized over the life of the debt using the effective interest rate method and is recorded in interest expense in the accompanying consolidated statements of operations. Unamortized deferred financing costs of approximately $19,000 and $48,000 are included in other assets in the accompanying consolidated balance sheets as of December 31, 2014 and December 31, 2013, respectively.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

As of December 31, 2014, maturities of long-term obligations for the next two fiscal years are as follows (in thousands):

Year	Amount
2015	$813
2016	1,580
Total	$2,393

RBC Term Loan -- On June 4, 2012, Apex entered into the RBC Credit Agreement with RBC described in Note 9, pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000, including a term facility (“RBC Term Loan”) in the amount of CDN $2,500,000 (US$2,401,000 at the Closing Date). The RBC Term Loan accrues interest at RBP plus 4% (7% at December 31, 2014). Principal and interest is payable over a three year period at a fixed principal amount of CDN $70,000 a month beginning in July 2012 and continuing through June 2015. Apex paid approximately $120,000 in financing costs, which has been recorded as deferred financing costs or note discount in the accompanying consolidated balance sheet as of December 31, 2014, and is being amortized to interest expense over the term of the loan.

In addition, the RBC Term Loan calls for mandatory repayments based on 20% of Apex’s free cash flow as defined in the RBC Credit Agreement, before discretionary bonuses based on the annual year end audited financial statements of Apex, beginning with the fiscal year ended December 31, 2012, and payable within 30 days of the delivery of the annual audited financial statements, and continuing every six months through December 31, 2014. This amount is estimated to be $0 at December 31, 2014 and December 31, 2013.

The RBC Term Loan has certain financial covenants and other non-financial covenants.   On August 16, 2013 the RBC Credit Agreement was amended and certain financial covenants were modified.  Pursuant to the amended credit agreement and commencing with the fiscal year ended December 31, 2013, the Company is required to maintain a fixed coverage ratio, calculated on a consolidated basis of not less than 1.15:1 with a step-up to 1.25:1 as of March 31, 2014, tested on a rolling four quarter basis thereafter and a ratio of funded debt to EBITDA, calculated on an annual consolidated basis of not greater than 3.0:1, tested on a rolling four quarter basis thereafter.  As part of the revised financial covenants, covenant testing was waived by RBC for September 30, 2013.  The Company was not in compliance with the reset covenants at September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013.  Accordingly, the Company classified the term debt obligation as current at December 31, 2013. The Company was in compliance with all of our RBC financial covenants as of December 31, 2014. We expect to continue to meet the requirements of our RBC financial covenants over the remainder of the loan period, final payment is scheduled for June 2015.

BDC Term Loan -- On June 4, 2012, Apex also entered into the BDC Loan Agreement as part of the Apex Purchase Agreement described in Note 5, pursuant to which BDC made available to Apex a term credit facility (“BDC Term Loan”) in the aggregate amount of CDN $1,700,000 (USD $1,632,000 at the Closing Date). The BDC Term Loan accrues interest at the rate of 12.5% per annum, and matures on June 23, 2016, with an available one year extension for a fee of 2%, payable at the time of extension. In addition to the interest payable, consecutive quarterly payments of CDN$20,000 as additional interest are due beginning on June 23, 2012, and subject to compliance with bank covenants, Apex will make a mandatory annual principal payment in the form of a cash flow sweep which will be equal to 50% of the Excess Available Funds (as defined by the BDC Loan Agreement) before discretionary bonuses based on the annual year end audited financial statements of Apex. The maximum annual cash flow sweep in any year will be CDN$425,000. As of December 31, 2014, the Company estimates that the cash sweep will be approximately $0. Such payments will be applied to reduce the outstanding principal payment due on the maturity date. In the event that Apex’s annual audited financial statements are not received within 120 days of its fiscal year end, the full CDN$425,000 becomes due and payable on the next payment date. Apex paid approximately $70,000 in financing costs which $35,000 has been recorded as deferred financing costs and $35,000 recorded as a note discount in the accompanying consolidated balance sheet and is being amortized to interest expense over the term of the loan using the effective interest rate method.  As of December 31, 2014, there was approximately $12,000 in unamortized deferred financing costs and $12,000 in unamortized note discount.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

The BDC Loan Agreement contains certain financial and non-financial covenants.  On August 22, 2013, the BDC Term Loan was amended and certain financial covenants were modified.  Pursuant to the amended loan agreement, the Company is required to maintain, for the duration of the investment, a term debt to equity ratio not exceeding 1.1:1 (measured annually); and an adjusted current ratio of 0.40:1 (measured annually) and revised yearly 120 days after each year end.  The Company was in compliance with all of our BDC financial covenants as of December 31, 2014.  We expect to continue to meet the requirements of our BDC financial covenants over the short and long term.

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

The Amended SVB Loan Agreement includes various customary covenants, limitations and events of default. Financial covenants, among others, include liquidity and fixed charge coverage ratios, minimum tangible net worth requirements and limitations on indebtedness.   As of December 31, 2014, the Company was in compliance with the tangible Net Worth financial covenant and had available a $1.0 million cushion over the requirement.  The Company currently believes that at the time of this filing it is compliant with the terms and provisions of its SVB lending agreement and expects to continue to meet the requirements of our SVB financial covenants over the short and long term.  Should the Company incur losses in a manner consistent with its recent historical financial performance, the Company will violate this covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

On February 27, 2013, the Company amended the Loan and Security Agreement which provided an additional term loan (the “SVB Term Loan 2”) of $1,000,000. The new term loan is due in 36 monthly installments of principal plus accrued interest beginning on April 1, 2013. The additional term loan accrues interest at 7.5% per annum. As of December 31, 2014 and December 31, 2013, the outstanding balance on the SVB Term Loan 2 was approximately $389,000 and $722,000, respectively.

On February 27, 2015, the Company further amended the SVB Loan Agreement to extend the maturity date of the revolving credit line provided thereunder to February 28, 2017. The February 27, 2015 amendment provides for interest at prime plus 3.25% in 2015, and provides for further interest rate reductions upon achievement of certain financial thresholds. The February 27, 2015 amendment contains certain financial covenants (see Note 9).

For the year ended December 31, 2014 and 2013, the Company’s interest expense on the term debt, including amortization of deferred financing costs, was approximately $408,000 and $564,000, respectively.

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

Seller Note - In December 2014, the Company executed a convertible note payable with the seller of Apex for the fair value of the Apex Earn-Out. The note is payable in eight quarterly payments (“Installment Dates”) of principal and interest beginning July 1, 2015. The convertible notes accrues interest of 9% per annum for the first year and 11% for year two. The note is convertible, only on each Installment Date, at the option of the note holder, into shares of our common stock at a conversion price that is equal to the greater of the Canadian Dollar equivalent of the market price of our common stock on the day prior to the conversion using a fixed rate of US$1.00 = CDN$1.04, or the Canadian Dollar equivalent of US$1.00 = CDN$1.04. Given the fixed exchange rates, the embedded conversion option was not required to be bifurcated. The shares issuable under the note will be restricted but will have certain piggy back registration rights as set forth in the Apex Purchase Agreement.. The convertible note matures in June 2016.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 11 - INCOME TAXES

The provision for income taxes for the years ended December 31, 2014 and 2013 is as follows (in thousands):

	December 31,
	2014	2013
Current income tax expense (benefit):
Federal	$20	$-
State	(2)	47
Foreign	(18)	25
	-	72
Deferred income tax expense (benefit):
Federal	23	24
State	(2)	6
Foreign	(218)	(301)
	(197)	(271)

Valuation allowance	-	-

Total income tax expense (benefit)	$(197)	$(199)

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

The Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Allowance for doubtful accounts	$17	$163
Inventory reserve and uniform capitalization	47	41
Accrued expenses and other liabilities	111	305
Unearned revenue	299	343
Valuation allowance	(475)	(748)
Deferred tax assets - current	(1)	104

Other assets	160	(295)
Property and equipment	1	18
Intangibles	774	658
Net operating loss carryforward	3,405	4,201
Valuation allowance	(4,326)	(4,631)
Deferred tax assets - long term	14	(49)

Total net deferred tax asset	$13	$55

Long term debt	$(16)	$(17)
Intangibles	(364)	(662)
Goodwill	(80)	(67)

Total net deferred tax liability	$(460)	$(746)
Total	$(447)	$(691)

A reconciliation of the United States statutory income tax rate to the effective income tax rate for the years ended December 31, 2014 and 2013 is as follows (in thousands):

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

	December 31, 2014		December 31, 2013
	Amount	Rate (%)	Amount	Rate (%)
Tax at the Federal statutory rate	$111	34.0	$(1,842)	34.0
State taxes	56	17.0	(464)	8.6
Permanent differences	71	21.6	92	(1.7)
Valuation allowance	(578)	(176.5)	2,195	(40.5)
True up items	280	85.5	13	(0.2)
Miscellaneous	3	1.1	22	(0.4)
Stock transaction	(97)	(29.5)	21	(0.4)
Foreign rate	(43)	(13.0)	(236)	4.3
Effective tax rate	$(197)	(59.8)	$(199)	3.7

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

The Company has net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or various tax business and other planning strategies will enable the Company to utilize the net operating loss carryforwards. The Company’s evaluation of the realizability of deferred tax assets considers both positive and negative evidence. The weight given to potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. For the years ended December 31, 2014 and 2013, the Company recorded a valuation allowance related to the US federal and state temporary items as it was determined it is more likely than not that the Company will not be able to fully use the assets to reduce future tax liabilities. For the years ended December 31, 2014 and 2013, the Company recorded no allowance related to foreign temporary items as it was determined it is more likely than not that the Company will be able to fully use the assets to reduce future tax liabilities.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance as of December 31, 2013	$172
Additions based on tax positions related to the current year	8
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Currency Fx	(15)
Balance as of December 31, 2014	$165

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

As of December 31, 2014, the Company had federal and state net operating loss carryforwards of approximately $9.1 million and $8.5 million, respectively. These loss carryforwards will expire in varying amounts through 2033. Section 382 of the U.S. Internal Revenue Code, as amended, or (“the Code”), generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. We have determined that we have experienced multiple ownership changes under Section 382 of the Code, our annual limitation approximates $505,000. As of December 31, 2014, we estimated that approximately $9.1 million of U.S. federal net operating losses and $8.5 million of state net operating losses may be utilized in the future based on limitations that we have calculated under Section 382 of the Code.

The Company continues to remain subject to examination by U.S. federal authority for the years 2011 through 2013 and for various state authorities for the years 2010 through 2013, with few exceptions.

The Company is subject to U.S. federal and Canadian income tax as well as income taxes in various state jurisdictions.

Income (loss) before tax benefit for the years ended December 31, 2014 and 2013 is as follows (in thousands):

	December 31,
	2014	2013

Domestic	$896	$(5,297)
Foreign	(569)	(120)

	327	(5,417)

NOTE 12 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of December 31, 2014, the Company is authorized to issue 110,000,000 total shares of stock. Of that amount, 100,000,000 shares are common stock, each having a par value of $0.001. The remaining 10,000,000 shares are preferred stock, each having a par value of $0.001, of which 500,000 shares are designated as Series A Preferred Stock, of which 269,608 are issued and outstanding, 500,000 shares are designated as Series B Preferred Stock, of which 131,347 are issued and outstanding, 4,000,000 shares are designated as Series D Preferred Stock, of which 730,357 shares are issued and outstanding, and 2,000,000 are designated as Series E Preferred Stock, of which 416,533 shares are issued and outstanding..

(a) Cumulative Convertible Preferred Stock

A summary of preferred stock outstanding as of December 31, 2014 is as follows (in thousands, except share data):

Description
Series A Preferred, $0.001 par value per share, 500,000 shares designated,
269,608 shares issued and outstanding, liquidation preference of $975
plus cumulative dividends of $441	$1,416
Series B Preferred, $0.001 par value per share, 500,000 shares designated,
131,347 shares issued and outstanding, liquidation preference of $380
plus cumulative dividends of $123	503
Series D Preferred, $0.001 par value per share, 4,000,000 shares designated,
730,357 shares issued and outstanding (net of $1,374 in issuance costs),
liquidation preference of $7,451 plus cumulative imputed dividends and	7,502
beneficial convesion feature of $1,621
Series E Preferred, $0.001 par value per share, 2,000,000 shares designated,
416,533 shares issued and outstanding (net of $875 in issuance costs),
liquidation preference of $4,270 plus cumulative imputed dividends of $110	3,401
Total convertible preferred stock	$12,822

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

Series D Preferred Stock

On December 20, 2012, we filed a Certificate of Designation of Series D Preferred Shares (the “Series D Certificate of Designation”) with the Secretary of State of Delaware.  Pursuant to the Series D Certificate of Designation, we designated 4,000,000 shares of our preferred stock as Series D Preferred Stock.  The Series D Preferred Stock has a Stated Value of $10.00 per share, votes on an as-converted basis with the common stock, and is convertible, at the option of the holder, into such number of shares of our common stock equal to the number of shares of Series D Preferred Stock to be converted, multiplied by the Stated Value, divided by the Conversion Price in effect at the time of the conversion.  The initial Conversion Price is $1.00, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions.  As a result of the private placement closed on August 15, 2013 and August 21, 2013, the Conversion Price of the Series D Preferred Stock was reduced to $0.90.  As a result of the private placement closed on November 12, 2013 and November 22, 2013, the Conversion Price of the Series D Preferred Stock was reduced to $0.71.  As a result of the reduction in conversion price, the Company recorded a contingent beneficial conversion feature of $1.3 million.  The Series D Preferred Stock entitles the holder to cumulative dividends, payable quarterly, at an annual rate of (i) 8% of the Stated Value during the three year period commencing on the date of issue, and (ii) 12% of the Stated Value commencing three years after the date of issue.  We may, at our option, pay dividends in PIK Shares, in which event the applicable dividend rate will be 12% and the number of such PIK Shares issuable as a dividend will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of the Company’s common stock for the five prior consecutive trading days.  On January 1, 2014, the Board of Directors declared a PIK dividend payable in the form of 26,157 shares of Series D Preferred Stock.  The dividends were payable to holders of record as of December 31, 2013 for accrued dividends for the period of October 1, 2013 to December 31, 2013.  As those shares were not issued until April 2014, they have not been included in the Series D Preferred Stock balance at December 31, 2013.  As such, the Company recorded a dividend payable in Current Liabilities in the in the Condensed Consolidated Balance Sheet at December 31, 2013 at an estimated fair value of $213,000.  Additionally, on December 31, 2013, cash dividends of $351 were accrued for fractional share dividends not paid-in-kind.  In April 2014, the Company issued 26,157 Series D Preferred Stock PIK dividend shares, for previously accrued dividends. Dividends totaling $147,000 are accrued for in Current Liabilities at December 31, 2014 in the Condensed Consolidated Balance Sheet.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

The Series E Preferred Stock entitles the holder to cumulative dividends (subject to the prior dividend rights of the Company’s Series D Preferred Stock), payable quarterly, at an annual rate of (i) 10% of the Stated Value during the three year period commencing on the date of issue, and (ii) 14% of the Stated Value commencing three years after the date of issue. We may, at our option (subject to certain conditions), pay dividends in PIK shares, in which event the applicable dividend rate will be 14% and the number of shares issuable as a dividend will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of our common stock for the five prior consecutive trading days.  On January 1, 2014, the Board of Directors declared a PIK dividend payable in the form of 7,533 shares of Series E Preferred Stock.  The dividends were payable to holders of record as of December 31, 2013 for accrued dividends for the period of October 1, 2013 to December 31, 2013.  As those shares were not issued until April 2014, they have not been included in the Series E Preferred Stock balance December 31, 2013.  As such, the Company recorded a dividend payable in Current Liabilities in the Condensed Consolidated Balance Sheet at December 31, 2013 at an estimated fair value of $75,000.  Additionally, on December 31, 2013, cash dividends of $561 were accrued for fractional share dividends not paid-in-kind.  In April 2014, the Company issued 7,533 Series E Preferred Stock PIK dividend shares, for previously accrued dividends. Dividends totaling $105,000 are accrued for in Current Liabilities at December 31, 2014 in the Condensed Consolidated Balance Sheet.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

(b) Common Stock

For the year ended December 31, 2014

There were no common stock issuances for the year ended December 31, 2014.

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

December 31, 2014 and 2013

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

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

(c) Warrants

For the year ended December 31, 2014

There were no warrant issuances for the year ended December 31, 2014.

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

As of August 15, 2013 and August 21, 2013, the dates of issuance, we recorded the warrant liability at $1,099,000.  At December 31, 2013, the warrants were re-valued with a fair value of $803,000 with the difference of $296,000 recorded in the Company’s consolidated statement of operations at December 31, 2013.  At December 31, 2014, the warrants were revalued with a fair value of $519,000 with the difference of $284,000 recorded in the Company’s consolidated statement of operations at December 31, 2014.

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

The following table summarizes information about the Company’s outstanding common stock warrants as of December 31, 2014:

				Total		Weighted
				Warrants	Total	Average
	Date		Strike	Outstanding	Exercise	Exercise
	Issued	Expiration	Price	and Exercisable	Price	Price

Placement Agent Preferred Stock - Class D	Dec-12	Dec-17	$1.10	$704,200	774,620
Common Stock Investor Warrants *	Aug-13	Aug-18	0.50	1,463,667	731,834
Placement Agent Warrants - Common Stock *	Aug-13	Aug-18	0.50	292,733	146,367
Placement Agent Preferred Stock - Class E	Nov-13	Nov-18	0.55	818,000	449,900

				3,278,600	$2,102,720	$0.64

* warrants classified as liabilities

NOTE 13 - ESOP

In December 2003, the Company formed an Employee Stock Ownership Plan (the “ESOP”) and loaned the ESOP $1,950,000 (the “ESOP Note”) that the ESOP Trust (“Trust”) used to acquire 1,128,558 shares of the of the Company’s stock from its former stockholder for $1,300,000 and 564,195 shares from the Company for $650,000. The ESOP Note bears interest at a rate of 5.25% with annual principal and interest payments and has a 15-year term. The amount owed to the Company under the Note as of December 31, 2014 and 2013, was $484,000 and $629,000, respectively. The ESOP Note is reflected in the accompanying consolidated balance sheet as unearned ESOP shares in stockholders’ equity.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

The ESOP covers all non-union employees.  Employees are eligible to participate in the Plan after three months of service.  Plan participants start vesting after two years of participation and are fully vested after six years of participation.  ESOP contributions are determined annually by the Board of Directors, and are a minimum $130,000 per year, to repay the ESOP Note held by the Company. The Company’s contribution expense for the year ended December 31, 2014, was $178,000 representing $145,000 for the ESOP principal payment and $33,000 for the ESOP interest.  The Company’s contribution expense for the year ended December 31, 2013 was $178,000 representing $138,000 for the ESOP principal payment and $40,000 for the ESOP interest.  The ESOP Note is secured by the unallocated Company stock held by the Trust.

ESOP shares are allocated to individual employee accounts as the loan obligation of the ESOP to the Company is reduced.  As of December 31, 2014, the ESOP held 332,052 shares of unallocated Company stock and 1,349,671 shares of allocated Company stock. As of December 31, 2013, the ESOP held 442,736 shares of unallocated Company stock and 1,238,987 shares of allocated Company stock. Compensation costs relating to shares released are based on the fair value of shares at the time they are committed to be released. The unreleased shares are not considered outstanding in the computation of earnings per common share. Dividends received on ESOP shares are allocated based on shares held for the benefit of each participant and used to purchase additional shares of stock for each participant. The Company has not received any dividends since the inception of the plan. ESOP compensation expense including interest consisting of both cash contributions and shares committed to be released for 2014 and 2013 was approximately $80,000 and $133,000, respectively. For 2014 and 2013, the fair value of the shares was $0.43 and $0.84 per share, based on the average of the daily market closing share price.

ESOP distributions will be made in shares of Company stock, cash or a combination of Company stock and cash at the discretion of the Company.

ESOP shares as of December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013

Allocated shares	1,238,987	1,128,303
Shares committed for allocation	110,684	110,684
Unallocated shares	332,052	442,736
Total ESOP shares	1,681,723	1,681,723

The fair value of the unallocated shares at December 31, 2014 and 2013 was approximately $126,000 and $235,000, based on the closing share price of the Company’s common stock of $0.38 and $0.53, respectively.

NOTE 14 - STOCK OPTION PLAN

In December 2010, the Company established the 2010 Stock Option Plan (the “2010 Plan”).  The Plan authorizes the issuance of 1,000,000 shares of common stock. Pursuant to the terms of the August 16, 2010 merger agreement, the Company assumed all of Old DecisionPoint’s obligations under their outstanding stock option plans.

Under the 2010 Plan, common stock incentives may be granted to officers, employees, directors, consultants, and advisors.  Incentives under the 2010 Plan may be granted only in the form of non-statutory stock options and all stock options of Old DecisionPoint that were assumed by the Company became non-statutory options on the date of the assumption. For the year ended December 31, 2014, we granted 372,475 stock options under the 2010 Plan.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

The 2010 Plan is administered by our Board of Directors, or a committee appointed by the Board of Directors, which determines recipients and the number of shares subject to the awards, the exercise price and the vesting schedule.  The term of stock options granted under the 2010 Plan cannot exceed ten years.  Options shall not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date, and generally vest over a period of five years.  If the individual possesses more than 10% of the combined voting power of all classes of stock of the Company, the exercise price shall not be less than 110% of the fair market of a share of common stock on the date of grant.

In October 2014, the Company established the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan authorizes the issuance of 2,500,000 shares of common stock.

Under the 2014 Plan, common stock incentives may be grated to officers, employees, directors, consultants, and advisors (and prospective directors, officers, managers, employees, consultants and advisors) of the Company and its affiliates can acquire and maintain an equity interest in the Company, or be paid incentive compensation, which may (but need not) be measured by reference to the value of our common stock. The 2014 Plan permits us to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and other stock bonus awards and performance compensation awards. For the year ended December 31, 2014, we granted 610,266 stock options under the 2014 Plan.

The 2014 Plan is administered by our Board of Directors, or a committee appointed by the Board of Directors, which determines recipients and the number of shares subject to the awards, the exercise price and the vesting schedule.  The term of stock options granted under the 2014 Plan cannot exceed ten years.  Options shall not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date, and generally vest over a period of five years.  If the individual possesses more than 10% of the combined voting power of all classes of stock of the Company, the exercise price shall not be less than 110% of the fair market of a share of common stock on the date of grant.

A summary of the status of the Plans as of December 31, 2014, and information with respect to the changes in options outstanding is as follows:

			Weighted -
	Options		Average	Aggregate
	Available	Options	Exercise	Intrinsic
	for Grant	Outstanding	Price	Value

January 1, 2014	195,495	804,505	$1.39
2014 Plan	2,500,000	-	-
Granted	(982,741)	982,741	0.37
Exercised	-	-	-
Forfeited	401,352	(401,352)	1.75
December 31, 2014	2,114,106	1,385,894	$0.56	$-

Exercisable options at December 31, 2014		783,832	$0.72	$-

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

The following table summarizes information about stock options outstanding as of December 31, 2014:

	Options Outstanding			Options Exercisable
					Weighted-	Weighted-
Average	Weighted-	Average	Weighted-
Range of	Remaining	Average	Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price
$0.31 - $0.53	1,242,741	3.45	$0.40	651,741	2.28	$0.46
$1.33 - $2.03	88,874	2.00	1.90	88,874	2.00	1.90
$2.06 - $4.34	54,279	6.46	2.17	43,217	6.46	2.17
Total	1,385,894	3.47	$0.56	783,832	2.48	$0.72

 No awards were exercised during the years ended December 31, 2014 and 2013, respectively. The total fair value of awards vested for the years ended December 31, 2014 and 2013 was $109,000 and $122,000, respectively.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period. The fair value of options granted to employees and directors during the year ended December 31, 2014, was $100,000. The fair value of options granted to directors during the year ended December 31, 2013, was $79,000. The fair values of options presented was estimated using the Black-Scholes option-pricing model with the following assumptions:

	2014	2013
Expected term	1.5 - 3.4 years	1.50 years
Expected volatility	129.50% - 152.20%	153.61%
Dividend yield	0%	0%
Risk-free interest rate	0.26% - 1.17%	0.215%

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

Employee stock-based compensation costs for the years ended December 31, 2014 and 2013, was $119,000 and $125,000, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations. As of December 31, 2014, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was $162,000 which is expected to be recognized over a weighted-average vesting period of 2.78 years.

The weighted-average fair value on the grant date of options granted during the years ended December 31, 2014 and 2013, was $0.26 and $0.30, respectively.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

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

The corporate headquarters and sales operations, including sales administration, software development, depot operation and the financial management are located in Irvine, California where the Company leases 10,325 square feet of office, the lease expires in July 2017. The current monthly rental expense is approximately $13,000.

In addition, the Company leased 4,100 square feet in Shelton, Connecticut for its East coast sales and operations which was to expire in April 2015. In September 2012, the Company notified the landlord of its early termination of the lease as of April 2013. The Company also leased 6,800 square feet in Edison, New Jersey under a lease which was to expire in December 2014. In December 2013, the Company notified the landlord of its early termination of the lease as of March 2014. The Company has a sales and administrative office located in Alpharetta, Georgia where it leases 5,100 square feet for general office purposes under a lease which expires in July 2018. In addition, the Company has a lease for 4,800 square feet in Alpharetta, Georgia for its technology lab center which expired in April 2012. During April, the lease was extended for an additional 3 years until April 2015, under the same terms and conditions. The current monthly rental expense for the sales and administrative office and the technology lab is approximately $13,000.

Effective upon the Closing Date of the purchase of Apex in June 2012, the Company assumed Apex’s lease of 7,800 square feet in Burlington, Ontario, Canada, which expires in March 2016. The current monthly rental expense is approximately CDN$12,000 per month.

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

Rent expense for the years ended December 31, 2014 and 2013, was $526,000 and $674,000, respectively.

The aggregate remaining future minimum payments under these leases expiring after December 31, 2014, are as follows (in thousands):

Years ending December 31:	Amount
2015	$543
2016	407
2017	304
2018	158
2019	84
Thereafter	57
$1,553

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

Apex Earn Out Obligations -  On June 9, 2014, the accounting expert issued their final report and the fair value of the Earn-Out was calculated to be CDN$400,000 of which CDN$89,000 (US$84,000) (22.22%) was paid in cash and CDN$311,000 (77.78%) payable in the form of a convertible promissory note. The convertible promissory note was executed in December 2014. At December 31, 2014, there is CDN$233,000 (US$200,000) recorded in note payable in the consolidated financial statements (see Note 5 and 10).  The convertible note accrues interest at a rate of 9% per annum for the first year and 11% for year two.

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

The Company entered into an employment agreement with Donald Dalicandro, the Former Chief Executive Officer of Apex, as a result of the Apex acquisition. The agreement calls for annual bonus upon achieving certain results of operation at Apex for the 12 months ending July 31, 2013, 2014, and 2015.  Such bonuses are considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not his employment is retained.  The fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Apex Closing Date).  At December 31, 2014, there is CDN$0 (US$0) recorded in accrued bonus in the consolidated financial statements.

Contingencies - In addition to the matter discussed below, from time to time the Company is subject to the possibility of involvement in litigation incidental to the conduct of our business.  When applicable, we record accruals for contingencies when it is probable that a liability will be incurred and the amount of loss can be reasonably estimated.  While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations. .

Wells Notice - On July 2, 2014, the Company received a written “Wells Notice” from the staff of the Securities and Exchange Commission (the “SEC”) indicating that the staff has made a preliminary determination to recommend that the SEC bring an administrative proceeding against the Company. On the same day, Nicholas R. Toms, the Company’s then President and Chief Executive Officer and a then-serving member of the board of directors, also received a Wells Notice. Both Wells Notices relate to allegations that, from late 2009 to early 2011, Mr. Toms was the beneficial owner of shares of common stock of the Company that were held and traded by a Delaware corporation in which Mr. Toms was a 10% owner; that Mr. Toms exercised control over the corporation’s securities account; and that the corporation’s shareholding and trades should have been reflected at the relevant times in public disclosures of Mr. Toms’ other holdings of the Company’s common stock. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the recipient with an opportunity to respond to issues raised by the staff and offer its perspective to the staff prior to any decision to institute proceedings. In response to the Wells Notice, the Company’s Audit Committee conducted an internal review, assisted by new outside legal counsel, and on August 8, 2014, we submitted to the SEC a response to the Wells Notice setting forth why no action should be commenced against us. On August 15, 2014, Mr. Toms resigned from his positions as Chief Executive Officer, President and member of the Company’s board of directors. On February 11, 2015, the SEC commenced a formal administrative proceeding against Mr. Toms. No proceedings have been commenced against the Company.

Settlement of Taglich Action – In July 2014, the Company settled an action brought against it by stockholder Michael N. Taglich, in the Delaware Chancery Court, seeking to compel the Company to hold an annual meeting of stockholders. Pursuant to the settlement, the parties agreed that the Company would hold an annual meeting. The Company’s annual meeting was held on October 28, 2014.

NOTE 16 - PROFIT SHARING PLAN

The Company maintains a 401(k) Profit Sharing Plan (“401k Plan”). Employees who are 21 years of age and have performed 90 days of service are eligible to participate. Each year, employees can make salary contributions of up to 25% of their salary. The Company matches 100% of employee contributions up to 1% of eligible employee compensation. Employer contributions to the 401k Plan were $89,000 and $220,000, for the years ended December 31, 2014 and 2013, respectively.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements

December 31, 2014 and 2013

NOTE 17 - RELATED PARTIES

The Company has a related party convertible note payable from the seller of Apex in connection with the calculated fair value of the Apex Earn-Out as defined in the Purchase Agreement and described in Note 5. The fair value of the Apex Earn-Out Payment was calculated to be CDN$400,000 of which CDN$89,000 (US$84,000) (22.22%) was paid in cash and CDN$311,000 (US$291,000) (77.78%) payable in the form of a convertible note. The convertible promissory note was executed in December 2014. The note is payable in eight quarterly payments of principal and interest beginning July 1, 2015. The convertible notes accrues interest rate of 9% per annum for the first year and 11% for year two. The convertible note matures in June 2016. As of December 31, 2014, the outstanding balance on the convertible note was CDN$233,000 (US$200,000).

Apex, a wholly owned subsidiary of the Company, leases premises from an entity controlled by a shareholder. Rent expense included in the consolidated financial statements was $123,000 and $130,000, for the years ended December 31, 2014 and 2013, respectively.

