Form 10-Q
period 2015-03-31
DecisionPoint Systems, Inc.
filed 2015-05-15
CIK 1505611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

The number of shares of common stock, par value $0.001 per share of DecisionPoint Systems, Inc. outstanding as of the close of business on May 8, 2015, was 12,729,563.

DECISIONPOINT SYSTEMS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DECISIONPOINT SYSTEMS, INC.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash	$818	$1,616
Accounts receivable, net	5,782	11,497
Inventory, net	1,573	2,035
Deferred costs	3,020	3,177
Deferred tax assets	13	21
Prepaid expenses and other current assets	209	81
Total current assets	11,415	18,427

Property and equipment, net	168	145
Other assets, net	116	124
Deferred costs, net of current portion	1,235	1,314
Goodwill	8,023	8,202
Intangible assets, net	1,660	2,045
Total assets	$22,617	$30,257

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$7,352	$10,000
Accrued expenses and other current liabilities	2,150	2,755
Lines of credit	3,453	5,811
Current portion of debt	614	813
Due to related parties	107	73
Unearned revenue	6,266	6,918
Total current liabilities	19,942	26,370

Long term liabilities
Unearned revenue, net of current portion	1,860	2,015
Debt, net of current portion and discount	1,373	1,580
Deferred tax liabilities	431	460
Warrant liability	597	519
Other long term liabilities	206	226
Total liabilities	24,409	31,170

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Cumulative Convertible Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,547,845 shares issued and outstanding, including cumulative and imputed preferred dividends of $2,322 and $2,295, and with a liquidation preference of $13,775 and $13,640 at March 31, 2015
and December 31, 2014, respectively	12,849	12,822
Common stock, $0.001 par value, 100,000,000 shares authorized,
12,883,446 issued and 12,729,563 outstanding as of March 31, 2015,
and as of December 31, 2014	13	13
Additional paid-in capital	17,257	17,252
Treasury stock, 153,883 shares of common stock	(205)	(205)
Accumulated deficit	(31,259)	(30,292)
Unearned ESOP shares	(446)	(484)
Accumulated other comprehensive income	(1)	(19)
Total stockholders’ deficit	(1,792)	(913)
Total liabilities and stockholders' deficit	$22,617	$30,257

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2015	2014

Net sales	$11,749	$16,709

Cost of sales	9,167	13,135

Gross profit	2,582	3,574

Selling, general and administrative expense	2,857	3,717

Operating loss	(275)	(143)

Other (income) expense:
Interest expense	184	207
Fair market value adjustment of warrant liability	78	(251)
Other (income) expense, net	64	(8)
Total other (income) expense	326	(52)

Loss before income taxes	(601)	(91)

(Benefit) provision for income taxes	(21)	22

Net loss	(580)	(113)

Cumulative and imputed dividends on Series A and B preferred stock	(27)	(27)
Cash and imputed dividends on Series D and E preferred stock	-	(302)
Accrued paid-in-kind dividends on Series D and Series E preferred stock	(360)	-

Net loss attributable to common shareholders	$(967)	$(442)

Net loss per common share:
Basic and diluted	$(0.08)	$(0.04)

Weighted average common shares outstanding:
Basic and diluted	12,425,182	12,314,498

Other comprehensive loss, net of tax
Net loss	$(580)	$(113)
Foreign currency translation adjustment	18	(24)

Comprehensive loss	$(562)	$(138)

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(580)	$(113)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	282	451
Amortization of deferred financing costs and note discount	35	65
Employee and Director stock-based compensation	33	10
Change in fair value of warrants	78	(251)
ESOP compensation expense	10	14
Allowance for doubtful accounts	16	(6)
Deferred taxes, net	7	-
Changes in operating assets and liabilities:
Accounts receivable	5,665	925
Inventory, net	462	46
Deferred costs	233	(51)
Prepaid expenses and other current assets	(54)	-
Other assets, net	-	(25)
Accounts payable	(2,640)	(486)
Accrued expenses and other current liabilities	(715)	(116)
Due to related parties	33	89
Unearned revenue	(757)	8
Net cash provided by operating activities	2,108	560

Cash flows from investing activities
Purchases of property and equipment	(33)	(19)
Net cash used in investing activities	(33)	(19)

Cash flows from financing activities
Repayments from lines of credit, net	(2,353)	(182)
Repayment of debt	(249)	(271)
Dividends paid	(252)	-
Paid financing costs	(100)	(100)
Net cash used in financing activities	(2,954)	(553)
Effect on cash of foreign currency translation	81	(17)
Net decrease in cash	(798)	(29)
Cash at beginning of period	1,616	641
Cash at end of period	$818	$612

Supplemental disclosures of cash flow information:
Interest paid	$249	$269
Income taxes paid	54	-

Supplemental disclosure of non-cash financing activities:
Accrued and imputed dividends on preferred stock	$27	$329
Accrued PIK dividends on Series D and Series E preferred stock	360	-

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

NOTE 2 - BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company at the dates and for the periods indicated.  The interim results for the period ended March 31, 2015, are not necessarily indicative of results for the full 2015 fiscal year or any other future interim periods.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, DecisionPoint Systems International and Apex Systems Integrators, Inc. “Apex”). DecisionPoint Systems International has two wholly-owned subsidiaries, DecisionPoint Systems Group, Inc. (“DPS Group”) and CMAC, Inc. (“CMAC”).  The Company currently operates in one business segment.

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

These accompanying unaudited condensed consolidated financial statements have been prepared by management and should be read in conjunction with the audited consolidated financial statements of DecisionPoint Systems, Inc. and notes thereto for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 18, 2015.

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

If the Company does not achieve sustained positive operating results and does not raise sufficient additional capital, material adverse events may occur including, but not limited to, (1) a reduction in the nature and scope of the Company’s operations, (2) the Company’s inability to fully implement its current business plan and (3) defaults under the Company’s various loan agreements (for a description of past defaults, see the discussion below). If such events were to occur, they would have material adverse effects on the Company. There can be no assurance that the Company will successfully improve its liquidity position.  The consolidated financial statements do not reflect any adjustments that might be required resulting from the adverse outcome relating to this uncertainty.

Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies during the three months ended March 31, 2015.  See Note 2 of the Company's consolidated financial statements included in the Company's 2014 Annual Report on Form 10-K filed with the SEC on March 18, 2015, for a comprehensive description of the Company's significant accounting policies.

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

Historically, a relatively small number of customers have accounted for a significant portion of the Company’s revenue.  The Company had one customer who represented 10% and 11% of the Company’s revenue for the three months ended March 31, 2015 and 2014, respectively.  The Company had three customers, two of which were not the same, who represented 24% and 25% of its revenue for the three months ended March 31, 2015 and 2014, respectively. The Company’s accounts receivable was concentrated with one customer, which was the same, representing 14% and 16% of gross accounts receivable at March 31, 2015 and 2014, respectively.  Customer mix can shift significantly from year to year, but a concentration of the business with a few large customers is typical in any given year.  A decline in revenues could occur if a customer that has been a significant source of revenue in one financial reporting period is a less significant source of revenue in the following period. The loss of a significant customer could have a material adverse impact on the Company.

The Company has four primary vendors for the three months ended March 31, 2015, one of which was not the same when compared to the similar period in 2014.  For the three months ended March 31, 2015, the Company had purchases from these four vendors that collectively represented 58% of total purchases and 71% of the total outstanding accounts payable at March 31, 2015.  For the three months ended March 31, 2014, the Company had purchases from these four vendors that collectively represented 60% of total purchases and 65% of the total outstanding accounts payable at March 31, 2014.  The same single vendor represented 24% and 29% of the total purchases for the three months ended March 31, 2015 and 2014, respectively.  Loss of this certain vendor could have a material adverse effect on our operations.

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

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company measures certain liabilities at fair value on a recurring basis such as our contingent consideration related to business combinations and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal three months ended March 31, 2015.

The Company is obligated to pay bonus consideration to the former CEO of Apex. Such bonus is considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not the CEO’s employment is retained. The fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Closing Date). The Company reassessed the fair value of the contingent consideration liability at December 31, 2014 and determined the amount to be $0. The Company continues to recognize no bonus consideration obligation in 2015.

The Company has classified certain warrants related to the August 2013 issuance and sale of common stock in a private offering as a Level 3 Liability. Assumptions used in the calculation require significant judgment. The Company reassesses the fair value of the warrant liabilities on a quarterly basis using a Monte Carlo option pricing model. Based on that assessment, the Company recognized a $78,000 increase and a $251,000 decrease to the fair value of the warrants during the three months ended March 31, 2015 and 2014, respectively.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in thousands):

				Significant other
		Quoted prices in	Significant other	unobservable
		active markets	observable inputs	inputs
	Total	Level 1	Level 2	Level 3

Liabilities
Fair value of warrants issued in connection
with share purchase agreement	597	-	-	597

Balance at March 31, 2015	$597	$-	$-	$597

				Significant other
		Quoted prices in	Significant other	unobservable
		active markets	observable inputs	inputs
	Total	Level 1	Level 2	Level 3

Liabilities
Fair value of warrants issued in connection
with share purchase agreement	519	-	-	519

Balance at December 31, 2014	$519	$-	$-	$519

The following table summarizes changes to the fair value of the contingent consideration and derivative warrants, which are Level 3 liabilities (in thousands):

Level 3
Derivative
warrants

Balance at December 31, 2014	$519
Adjustments to fair value of warrants (reflected in other income)	78
Balance at March 31, 2015	$597

Assets Measured and Recorded at Fair Value on a Nonrecurring Basis

The Company's non-financial assets and liabilities, such as goodwill, intangible assets, and other long lived assets resulting from business combinations are measured at fair value using income and market comparable valuation methodologies at the date of acquisition and subsequently re-measured if there are indicators of impairment.  There were no indicators of impairment identified during the three months ended March 31, 2015.

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

For the three months ended March 31, 2015, the Company recorded a tax benefit of $21,000 on pre-tax loss of $0.6 million, compared to an income tax expense of $22,000 on pre-tax loss of $91,000 for the three months ended March 31, 2014.

Recently Issued Accounting Pronouncements – In April 2015, the FASB issued Accounting Standards Update (“ASU”) ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability instead of being presented as an asset. This guidance is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. For all other entities, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance and represents a change in accounting principle. Management is currently evaluating the impact of the adoption of this accounting standard update on its financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles–Goodwill and Other–Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. This guidance is effective for public companies for fiscal years and interim periods beginning after December 15, 2015. For all other entities, this guidance is effective for annual periods beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for all entities. The new guidance is to be applied either prospectively to new cloud computing arrangements or retrospectively. Management is currently evaluating the impact of the adoption of this accounting standard update on its financial statements.

NOTE 3 – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The weighted-average basic and diluted shares for each of the three months ended March 31, 2015 and 2014, exclude approximately 0.3 million and 0.4 million, respectively, of ESOP shares that have not been committed to be released.

For periods presented in which there is a net loss, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive. All potentially dilutive securities are anti-dilutive due to the net loss incurred by the Company in the periods presented.

Potential dilutive securities consist of (in thousands):

	Three Months Ended March 31,
	2015	2014

Convertible preferred stock - Series A	270	270
Convertible preferred stock - Series B	131	131
Convertible preferred stock - Series D	10,287	9,918
Convertible preferred stock - Series E	8,331	8,180
Warrants to purchase common stock	3,279	3,555
Options to purchase common stock	1,462	592

Total potentially dilutive securities	23,760	22,646

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

The Company revalues the warrants as of the end of each reporting period. The estimated fair value of the outstanding warrant liabilities was approximately $597,000 and $519,000, as of March 31, 2015 and December 31, 2014, respectively. The increase in fair value of the warrant liabilities for the three months ended March 31, 2015 was $78,000 while the decrease in the fair value of the warrant liabilities for the three months ended March 31, 2014 was $251,000. The adjustments to the fair value of the warrant liabilities are included in other income in the Company’s unaudited condensed consolidated statements of operations.

The warrant liabilities were valued at the closing dates of the Purchase Agreement and the end of each reporting period using a Monte Carlo valuation model with the following assumptions:

	Placement Agent Warrants		Investor Warrants
Warrants	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014

Closing price per share of common stock	$0.42	$0.38	$0.42	$0.38
Exercise price per share (range)	0.50	0.50	0.50	0.50
Expected volatility	147.0%	138.3%	147.0%	138.6%
Risk-free interest rate	1.0%	1.3%	1.0%	1.3%
Dividend yield	-	-	-	-
Remaining expected term of underlying securities (years)	3.4	3.6	3.4	3.6

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

In consideration for the shares of Apex, the Company paid CDN$5,000,000 (US$4,801,000 at the Closing Date) (the “Apex Closing Amount”) in cash. The Company may have been required to pay up to an undiscounted amount of CDN$3,500,000 (US$3,360,700 at the Closing Date) in consideration for Apex achieving certain levels of adjusted earnings before interest, depreciation, taxes and amortization (the “EBITDA”), as defined by the Apex Purchase Agreement, in the period ended July 2013. The initial fair value of the earn-out (the “Apex Earn-Out Payment”) was calculated to be approximately CDN$1,076,000 (US$1,033,000 at the Closing Date).  At September 30, 2013, the calculated Apex Earn-Out Payment due under the Apex Purchase Agreement was CDN$341,000 (US$331,000).  The adjustment of CDN$735,000 (US$713,000) was recorded as a separate component of operating expenses in the unaudited condensed consolidated statement of operations and comprehensive loss as of September 30, 2013.  On June 9, 2014, an independent accounting expert issued their final report and the fair value of the Apex Earn-Out Payment was calculated to be CDN$400,000 of which CDN$89,000 (US$84,000) (22.22%) was paid in cash and CDN$311,000 (US$291,000) (77.78%) payable in the form of a convertible promissory note. The convertible promissory note was executed in December 2014.

As part of the Apex Purchase Agreement, the Company is obligated to pay bonus consideration to the CEO of Apex. Such bonus is considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not the CEO’s employment is retained. The initial fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Closing Date). The Company reassessed the fair value of the contingent consideration liability at March 31, 2015 and December 31, 2014 and determined the amount to be $0. The Company continues to recognize no bonus consideration obligation in 2015.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The following summarizes the transactions effecting goodwill through March 31, 2015 (in thousands):

Balance at December 31, 2014	$8,202

Effect of currency translation on Apex	(179)
Balance at March 31, 2015	$8,023

As of March 31, 2015 and December 31, 2014, the Company’s intangible assets and accumulated amortization consist of the following (in thousands):

	March 31, 2015			December 31, 2014
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer relationships	$3,033	$(2,114)	$919	$3,144	$(2,099)	$1,045
Contractor and resume databases	675	(574)	101	675	(540)	135
Tradename	798	(560)	238	829	(546)	283
Internal use software	2,429	(2,027)	402	2,607	(2,025)	582
Covenant not to compete	102	(102)	0	103	(103)	-

	$7,037	$(5,377)	$1,660	$7,358	$(5,313)	$2,045

The effect of foreign currency translation on the goodwill and intangible assets for the three months ended March 31, 2015 is approximately ($179,000) and ($113,000).

NOTE 7 – LINES OF CREDIT

SVB Line of Credit - The Company has a $10.0 million revolving line of credit with Silicon Valley Bank (“SVB”) which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement (“SVB Loan Agreement”).  Under the SVB Loan Agreement as amended February 27, 2013, SVB has also provided the Company with term loans as discussed at Note 8.  On February 27, 2015, the Company entered into an agreement to further amend the original SVB Loan Agreement dated December 15, 2006 to extend the maturity date of the revolving credit line provided thereunder to February 28, 2017. The February 27, 2015 amendment provides for interest at prime plus 3.25% in 2015, and provides for further interest rate reductions upon achievement of certain financial thresholds. The SVB Loan Agreement is secured by substantially all the assets of the Company. As of March 31, 2015 and December 31, 2014, the outstanding balance on the line of credit was approximately $3.5 and $5.8 million, respectively, and the interest rate was 6.5%.

Availability under the line of credit was approximately $0.7 million as of March 31, 2015. The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the Loan Agreement.  No letters of credit were outstanding as of March 31, 2015 or December 31, 2014.

The February 27, 2015 amendment has certain financial covenant and other non-financial covenants.   The minimum Tangible Net Worth requirement of an $8.6 million deficit, which is to be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation) on or after February 1, 2015.  The Company believes that at the time of this filing it is compliant with the terms and provisions of its amended SVB Loan Agreement. Should the Company incur losses in a manner consistent with its recent historical financial performance, the Company will violate Tangible Net Worth covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

RBC Line of Credit - The Company is party to a credit agreement, dated June 4, 2012 (the “RBC Credit Agreement”) with Royal Bank of Canada (“RBC”).  Under the RBC Credit Agreement, the revolving demand facility allows for borrowings up to CDN$200,000 based upon eligible accounts receivable.  Interest is based on the Royal Bank Prime (“RBP”) plus 1.5% and is payable on demand.  As of March 31, 2015 and December 31, 2014, the outstanding balance on the line of credit was $0 and $58,000, respectively, and the interest rate is 4.35%.  The RBC Credit Agreement is secured by the assets of Apex.  The revolving demand facility has certain financial covenants and other non-financial covenants.  The covenants were reset by RBC on August 16, 2013.  The Company was in compliance with the reset covenants at March 31, 2015 and December 31, 2014.  See further discussion regarding this condition at Note 8.

For the three months ended March 31, 2015 and 2014, the Company’s interest expense for the lines of credit, including amortization of deferred financing costs, was approximately $103,000 and $97,000, respectively.

RBC and SVB are party to a subordination agreement, pursuant to which RBC agreed to subordinate any security interest in assets of the Company granted in connection with the RBC Credit Agreement to SVB’s security interest in assets of the Company.

Under the RBC Credit Agreement, the lender provided Apex with a term loan as discussed at Note 8.

NOTE 8 – TERM DEBT

Term debt as of March 31, 2015, consists of the following (in thousands):

	Balance December 31, 2014	Additions	Payments	Amortization of Note Discount	Effect of Currency Translation	Balance March 31, 2015
RBC term loan	$358	$-	$(165)	$-	$(28)	$165

BDC term loan	1,462	-	-	-	(118)	1,344

SVB term loan	389	-	(83)	-	-	306

Note payable seller	200	-	-	-	(16)	184

Total note discounts	(16)	-	-	4	-	(12)

Total debt	$2,393	$-	$(279)	$4	$(162)	$1,987

less current portion						(614)

Debt, net of current portion						$1,373

The Company’s debt is recorded at par value adjusted for any unamortized discounts.  Discounts and costs directly related to the issuance of debt are capitalized and amortized over the life of the debt using the effective interest rate method and is recorded in interest expense in the accompanying unaudited condensed consolidated statements of operations. Unamortized deferred financing costs of approximately $11,000 and $19,000 are included in other assets in the accompanying unaudited condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014, respectively.

RBC Term Loan -- On June 4, 2012, Apex entered into the RBC Credit Agreement with RBC described in Note 7, pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000, including a term facility (“RBC Term Loan”) in the amount of CDN $2,500,000 (US$2,401,000 at the Closing Date). The RBC Term Loan accrues interest at RBP plus 4% (7% at March 31, 2015). Principal and interest is payable over a three year period at a fixed principal amount of CDN $70,000 a month beginning in July 2012 and continuing through June 2015.  Apex paid approximately $120,000 in financing costs, which has been recorded as deferred financing costs or note discount in the accompanying unaudited condensed consolidated balance sheet as of March 31, 2015 and December 31, 2014, and is being amortized to interest expense over the term of the loan.

In addition, the RBC Term Loan calls for mandatory repayments based on 20% of Apex’s free cash flow as defined in the RBC Credit Agreement, before discretionary bonuses based on the annual year end audited financial statements of Apex, beginning with the fiscal year ended December 31, 2012, and payable within 30 days of the delivery of the annual audited financial statements, and continuing every six months through December 31, 2014.  This amount was $0 at December 31, 2014.

The RBC Term Loan has certain financial covenants and other non-financial covenants.   On August 16, 2013 the RBC Credit Agreement was amended and certain financial covenants were modified.  Pursuant to the amended credit agreement and commencing with the fiscal year ended December 31, 2013, the Company is required to maintain a fixed coverage ratio, calculated on a consolidated basis of not less than 1.15:1 with a step-up to 1.25:1 as of March 31, 2014, tested on a rolling four quarter basis thereafter and a ratio of funded debt to EBITDA, calculated on an annual consolidated basis of not greater than 3.0:1, tested on a rolling four quarter basis thereafter.  The Company was in compliance with all of our RBC financial covenants as of March 31, 2015 and December 31, 2014. We expect to continue to meet the requirements of our RBC financial covenants over the remainder of the loan period, final payment is scheduled for June 2015.

BDC Term Loan -- On June 4, 2012, Apex also entered into the BDC Loan Agreement as part of the Apex Purchase Agreement described in Note 5, pursuant to which BDC made available to Apex a term credit facility (“BDC Term Loan”) in the aggregate amount of CDN $1,700,000 (USD $1,632,000 at the Closing Date). The BDC Term Loan accrues interest at the rate of 12.5% per annum, and matures on June 23, 2016, with an available one year extension for a fee of 2%, payable at the time of extension. The Company does not currently have the liquidity to repay this obligation when due. In addition to the interest payable, consecutive quarterly payments of CDN$20,000 as additional interest are due beginning on June 23, 2012, and subject to compliance with bank covenants, Apex will make a mandatory annual principal payment in the form of a cash flow sweep which will be equal to 50% of the Excess Available Funds (as defined by the BDC Loan Agreement) before discretionary bonuses based on the annual year end audited financial statements of Apex. The maximum annual cash flow sweep in any year will be CDN$425,000. As of March 31, 2015, the Company estimates that the cash sweep will be approximately $0. Such payments will be applied to reduce the outstanding principal payment due on the maturity date. In the event that Apex’s annual audited financial statements are not received within 120 days of its fiscal year end, the full CDN$425,000 becomes due and payable on the next payment date. Apex paid approximately $70,000 in financing costs which $35,000 has been recorded as deferred financing costs and $35,000 recorded as a note discount in the accompanying consolidated balance sheet and is being amortized to interest expense over the term of the loan using the effective interest rate method. As of March 31, 2015, there was approximately $10,000 in unamortized deferred financing costs and $10,000 in unamortized note discount.

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

The Amended SVB Loan Agreement includes various customary covenants, limitations and events of default. Financial covenants, among others, include liquidity and fixed charge coverage ratios, minimum tangible net worth requirements and limitations on indebtedness.   As of March 31, 2015, the Company was in compliance with the tangible Net Worth financial covenant and had available a $0.9 million cushion over the requirement.  The Company currently believes that at the time of this filing it is compliant with the terms and provisions of its SVB lending agreement and expects to continue to meet the requirements of our SVB financial covenants over the short and long term.  Should the Company incur losses in a manner consistent with its recent historical financial performance, the Company will violate this covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

On February 27, 2013, the Company amended the Loan and Security Agreement which provided an additional term loan (the “SVB Term Loan”) of $1,000,000. The new term loan is due in 36 monthly installments of principal plus accrued interest beginning on April 1, 2013. The additional term loan accrues interest at 7.5% per annum. As of March 31, 2015 and December 31, 2014, the outstanding balance on the SVB Term Loan was approximately $306,000 and $389,000, respectively.

On February 27, 2015, the Company further amended the SVB Loan Agreement to extend the maturity date of the revolving credit line provided thereunder to February 28, 2017. The February 27, 2015 amendment provides for interest at prime plus 3.25% in 2015, and provides for further interest rate reductions upon achievement of certain financial thresholds. The February 27, 2015 amendment contains certain financial covenants (see Note 7).

For the three months ended March 31, 2015 and 2014, the Company’s interest expense on the term debt, including amortization of deferred financing costs, was approximately $77,000 and $109,000, respectively.

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

Seller Note - In December 2014, the Company executed a convertible note payable with the seller of Apex for the fair value of the Apex Earn-Out. The note is payable in eight quarterly payments (“Installment Dates”) of principal and interest beginning July 1, 2014. The convertible notes accrues interest of 9% per annum for the first year and 11% for year two. The note is convertible, only on each Installment Date, at the option of the note holder, into shares of our common stock at a conversion price that is equal to the greater of the Canadian Dollar equivalent of the market price of our common stock on the day prior to the conversion using a fixed rate of US$1.00 = CDN$1.04, or the Canadian Dollar equivalent of US$1.00 = CDN$1.04. Given the fixed exchange rates, the embedded conversion option was not required to be bifurcated. The shares issuable under the note will be restricted but will have certain piggy back registration rights as set forth in the Apex Purchase Agreement.  The convertible note matures in June 2016. As of March 31, 2014 and December 31, 2014, the outstanding balance on the Seller Note was approximately $184,000 and $200,000, respectively. As of the date of this filing, the quarterly payment due March 30, 2015 has not been paid. The Company is currently in default of the Seller Note as of the date of this filing.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of March 31, 2015, the Company is authorized to issue 110,000,000 total shares of stock. Of that amount, 100,000,000 shares are common stock, each having a par value of $0.001. The remaining 10,000,000 shares are preferred stock, each having a par value of $0.001, of which 500,000 shares are designated as Series A Preferred Stock, of which 269,608 are issued and outstanding, 500,000 shares are designated as Series B Preferred Stock, of which 131,347 are issued and outstanding, 4,000,000 shares are designated as Series D Preferred Stock, of which 730,357 shares are issued and outstanding, and 2,000,000 are designated as Series E Preferred Stock, of which 416,533 shares are issued and outstanding.

(a) Cumulative Convertible Preferred Stock

A summary of preferred stock outstanding as of March 31, 2015 is as follows (in thousands, except share data):

Description
Series A Preferred, $0.001 par value per share, 500,000 shares designated,
269,608 shares issued and outstanding, liquidation preference of $975
plus cumulative dividends of $460	$1,435
Series B Preferred, $0.001 par value per share, 500,000 shares designated,
131,347 shares issued and outstanding, liquidation preference of $380
plus cumulative dividends of $131	511
Series D Preferred, $0.001 par value per share, 4,000,000 shares designated,
730,357 shares issued and outstanding (net of $1,374 in issuance costs), liquidation preference of $7,303 plus accrued PIK dividends of $216; cumulative
imputed dividends and beneficial conversion feature of $1,621	7,502
Series E Preferred, $0.001 par value per share, 2,000,000 shares designated,
416,533 shares issued and outstanding (net of $875 in issuance costs), liquidation preference of $4,165 plus acrued PIK dividends of $144; cumulative
imputed dividends of $110	3,401
Total convertible preferred stock	$12,849

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

Series D Preferred Stock

On December 20, 2012, we filed a Certificate of Designation of Series D Preferred Shares (the “Series D Certificate of Designation”) with the Secretary of State of Delaware.  Pursuant to the Series D Certificate of Designation, we designated 4,000,000 shares of our preferred stock as Series D Preferred Stock.  The Series D Preferred Stock has a Stated Value of $10.00 per share, votes on an as-converted basis with the common stock, and is convertible, at the option of the holder, into such number of shares of our common stock equal to the number of shares of Series D Preferred Stock to be converted, multiplied by the Stated Value, divided by the Conversion Price in effect at the time of the conversion. The initial Conversion Price is $1.00, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions.  As a result of the private placement closed on August 15, 2013 and August 21, 2013, the Conversion Price of the Series D Preferred Stock was reduced to $0.90.  As a result of the private placement closed on November 12, 2013 and November 22, 2013, the Conversion Price of the Series D Preferred Stock was reduced to $0.71.  As a result of the reduction in conversion price, the Company recorded a contingent beneficial conversion feature of $1.3 million.  The Series D Preferred Stock entitles the holder to cumulative dividends, payable quarterly, at an annual rate of (i) 8% of the Stated Value during the three year period commencing on the date of issue, and (ii) 12% of the Stated Value commencing three years after the date of issue.  We may, at our option, pay dividends in PIK Shares, in which event the applicable dividend rate will be 12% and the number of such PIK Shares issuable as a dividend will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of the Company’s common stock for the five prior consecutive trading days.  In April 2014, the Company issued 26,157 Series D Preferred Stock PIK dividend shares, for previously accrued dividends. The Board of Directors intends to declare a PIK dividend payable in the form of shares of Series D Preferred Stock.  The dividends will be payable to holders of record as of March 31, 2015 for accrued dividends for the period of January 1, 2015 to March 31, 2015.  As those shares were not issued as of March 31, 2015, they have not been included in the Series D Preferred Stock balance at March 31, 2015.  As such, the Company recorded an estimated dividend payable in Current Liabilities in the in the unaudited condensed consolidated balance sheets at March 31, 2015 at an estimated fair value of $216,000.

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

The Series E Preferred Stock entitles the holder to cumulative dividends (subject to the prior dividend rights of the Company’s Series D Preferred Stock), payable quarterly, at an annual rate of (i) 10% of the Stated Value during the three year period commencing on the date of issue, and (ii) 14% of the Stated Value commencing three years after the date of issue. We may, at our option (subject to certain conditions), pay dividends in PIK shares, in which event the applicable dividend rate will be 14% and the number of shares issuable as a dividend will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of our common stock for the five prior consecutive trading days.  In April 2014, the Company issued 7,533 Series E Preferred Stock PIK dividend shares, for previously accrued dividends. The Board of Directors intends to declare a PIK dividend payable in the form of shares of Series E Preferred Stock.  The dividends will be payable to holders of record as of March 31, 2015 for accrued dividends for the period of January 1, 2015 to March 31, 2015.  As those shares were not issued as of March 31, 2015, they have not been included in the Series E Preferred Stock balance March 31, 2015.  As such, the Company recorded an estimated dividend payable in Current Liabilities in the unaudited condensed consolidated balance sheets at March 31, 2015 at an estimated fair value of $144,000.

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

(b) Common Stock

For the three months ended March 31, 2015

There were no common stock issuances for the three months ended March 31, 2015.

For the year ended December 31, 2014

There were no common stock issuances for the year ended December 31, 2014.

(c) Warrants

For the three months ended March 31, 2015

There were no warrant issuances for the three months ended March 31, 2015.

For the year ended December 31, 2014

There were no warrant issuances for the year ended December 31, 2014.

The following table summarizes information about the Company’s outstanding common stock warrants as of March 31, 2015:

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

*  warrants classified as liabilities

NOTE 10 – ESOP

The Company has an Employee Stock Ownership Plan (the “ESOP”) which covers all non-union employees.  The Company’s contribution expense for the three months ended March 31, 2015, was $45,000 representing approximately $38,000 for the ESOP principal payment and $7,000 for the ESOP interest. ESOP shares are allocated to individual employee accounts as the loan obligation of the ESOP to the Company is reduced.  These amounts were previously calculated on an annual basis by an outside, independent financial advisor.   Compensation costs relating to shares released are based on the fair value of shares at the time they are committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for the three months ended March 31, 2015 was approximately $17,000.  The fair value of the shares was $0.37 per share, based on the average of the daily market closing share price.

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

The 2010 Plan is administered by the Company’s Board of Directors, or a committee appointed by the Board of Directors, which determines recipients and the number of shares subject to the awards, the exercise price and the vesting schedule.  The term of stock options granted under the 2010 Plan cannot exceed ten years.  Options shall not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date, and generally vest over a period of five years.  If the individual possesses more than 10% of the combined voting power of all classes of stock of the Company, the exercise price shall not be less than 110% of the fair market of a share of common stock on the date of grant.

In October 2014, the Company established the 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan authorizes the issuance of 2,500,000 shares of common stock.

Under the 2014 Plan, common stock incentives may be granted to officers, employees, directors, consultants, and advisors (and prospective directors, officers, managers, employees, consultants and advisors) of the Company and its affiliates can acquire and maintain an equity interest in the Company, or be paid incentive compensation, which may (but need not) be measured by reference to the value of our common stock. The 2014 Plan permits the Company to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and other stock bonus awards and performance compensation awards. For the three months ended March 31, 2015, the Company granted 77,148 stock options under the 2014 Plan.

The 2014 Plan is administered by the Company’s Board of Directors, or a committee appointed by the Board of Directors, which determines recipients and the number of shares subject to the awards, the exercise price and the vesting schedule.  The term of stock options granted under the 2014 Plan cannot exceed ten years.  Options shall not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date, and generally vest over a period of five years.  If the individual possesses more than 10% of the combined voting power of all classes of stock of the Company, the exercise price shall not be less than 110% of the fair market of a share of common stock on the date of grant.

A summary of the status of the plans as of March 31, 2015, and information with respect to the changes in options outstanding is as follows:

			Weighted -
	Options		Average	Aggregate
	Available	Options	Exercise	Intrinsic
	for Grant	Outstanding	Price	Value

December 31, 2014	2,114,106	1,385,894	$0.56	$-
Granted	(77,148)	77,148	0.50	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
March 31, 2015	2,036,958	1,463,042	$0.56	$-

Exercisable options at March 31, 2015		860,980	$0.70	$-

The following table summarizes information about stock options outstanding as of March 31, 2015:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.31 - $0.53	1,319,889	3.19	$0.40	728,889	2.14	$0.47
$1.33 - $2.03	88,874	1.76	1.90	88,874	1.76	$1.90
$2.06 - $4.34	54,279	6.21	2.17	43,217	6.21	2.17

Total	1,463,042	3.21	$0.56	860,980	2.30	$0.70

No awards were exercised during the three months ended March 31, 2015 and 2014, respectively. The total fair value of awards vested for the three months ended March 31, 2015 and 2014 was $17,952 and $1,261, respectively.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period. The fair value of options granted to during the three months ended March 31, 2015, was $18,000. The fair value of options granted during the three months ended March 31, 2014, was $39,000. The fair values of options presented was estimated using the Black-Scholes option-pricing model with the following assumptions:

	For the Three Months Ended
	March 31,
	2015	2014

Expected term	1.5 years	1.5 years
Expected volatility	134.24%	152.20%
Dividend yield	0%	0%
Risk-free interest rate	0.41%	0.260%

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

Employee stock-based compensation costs for the three months ended March 31, 2015 and 2014, was $33,000 and $10,000, respectively, and is included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. As of March 31, 2015, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was $147,000 which is expected to be recognized over a weighted-average vesting period of 2.55 years.

The weighted-average fair value on the grant date of options granted during the three months ended March 31, 2015 and 2014, was $0.23 and $0.34, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its facilities and certain equipment under various operating leases which expire at various dates through fiscal 2020 and require us to pay a portion of the related operating expenses such as maintenance, property taxes, and insurance. There have been no material changes to our lease arrangements during the three months ended March 31, 2015. Please refer to Note 15 to the audited consolidated financial statements for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2015.

Rent expense for the three months ended March 31, 2015 and 2014, was $128,000 and $132,000, respectively.

Apex Obligation - The Company entered into an employment agreement with Donald Dalicandro, the Former Chief Executive Officer of Apex, as a result of the Apex acquisition. The agreement calls for annual bonus upon achieving certain results of operation at Apex for the 12 months ending July 31, 2013, 2014, and 2015.  Such bonuses are considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not his employment is retained.  The fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Apex Closing Date).  At March 31, 2015, there is CDN$0 (US$0) recorded in accrued bonus in the consolidated financial statements.

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

Wells Notice - On July 2, 2014, the Company received a written “Wells Notice” from the staff of the Securities and Exchange Commission (the “SEC”) indicating that the staff has made a preliminary determination to recommend that the SEC bring an administrative proceeding against the Company. On the same day, Nicholas R. Toms, the Company’s then President and Chief Executive Officer and a then-serving member of the board of directors, also received a Wells Notice. Both Wells Notices relate to allegations that, from late 2009 to early 2011, Mr. Toms was the beneficial owner of shares of common stock of the Company that were held and traded by a Delaware corporation in which Mr. Toms was a 10% owner; that Mr. Toms exercised control over the corporation’s securities account; and that the corporation’s shareholding and trades should have been reflected at the relevant times in public disclosures of Mr. Toms’ other holdings of the Company’s common stock. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the recipient with an opportunity to respond to issues raised by the staff and offer its perspective to the staff prior to any decision to institute proceedings. In response to the Wells Notice, the Company’s Audit Committee conducted an internal review, assisted by new outside legal counsel, and on August 8, 2014, we submitted to the SEC a response to the Wells Notice setting forth why no action should be commenced against us. No proceedings have been commenced against the Company.

On August 15, 2014, Mr. Toms resigned from his positions as Chief Executive Officer, President and member of the Company’s board of directors. On February 11, 2015, the SEC commenced a formal administrative proceeding against Mr. Toms. On March 26, 2015, the proceeding was stayed pending review by the SEC of Mr. Tom’s signed Offer of Settlement. In regards to the administrative proceeding against Mr. Toms, indemnification agreements are provided to the Company’s Directors and Executive Officers to minimize potential personal liability for actions taken in their capacity as Directors and Officers. The Company has accrued $175,000 as a potential obligation related to the Company’s indemnification of Mr. Toms. As of March 31, 2015, the amount is included as part of Accrued Expenses in the unaudited condensed consolidated balance sheets. As of the date of this filing, no payments have been made under these agreements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of the business of DecisionPoint Systems, Inc. (“DecisionPoint”, the “Company”, “we” or “us”). Management’s Discussion and Analysis is provided as a supplement to, and should be read in conjunction with, our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q.

Forward Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations of such terms, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of forward-looking statements.  Such statements reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face and otherwise, and actual events may differ from the assumptions underlying the statements that have been made as a result of the risks we face and otherwise.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation, the risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 18, 2015 and the following:

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

	Three Months Ended March 31,
	2015	2014	Increase/(Decrease)

Net sales	$11.7	$16.7	$(5.0)	(29.7%)
Gross profit	2.6	3.6	(1.0)	(27.8%)
Total operating expenses	2.9	3.7	(0.9)	(23.1%)
Operating loss	(0.3)	(0.1)	0.1	92.3%
Net loss before income taxes	(0.6)	(0.1)	0.5	559.3%

Net Sales

Net sales for the three month periods ended March 31, 2015 and 2014 are summarized below:

	Three Months Ended March 31,		Increase(Decrease)
	2015	2014

Hardware	$6.9	$11.5	$(4.6)	(39.8%)
Professional services	3.8	3.8	(0.0)	(0.3%)
Software	0.6	1.0	(0.4)	(36.4%)
Other	0.4	0.4	0.0	3.8%
	$11.7	$16.7	$(5.0)	(29.7%)

Net sales were $11.7 million for the three months ended March 31, 2015, compared to $16.7 million for the three months ended March 31, 2014, a decrease of $5.0 million or 29.7%. The decrease was driven principally by our hardware category, which declined by $4.6 million, or 39.8% over the comparable period. Hardware sales remains the largest portion of our sales mix at 60% in the first quarter of 2015 compared to 69% in the first quarter 2014. The decrease in hardware revenue was due to several large retail customers with lower than expected sales for the three months ended March 31, 2015. Net sales in our software declined by $0.4 million, or 36.4% over the prior comparable period.

Cost of Sales

Cost of sales for the three months periods ended March 31, 2015 and 2014 is summarized below:

	Three Months Ended March 31,		Increase(Decrease)
	2015	2014

Hardware	$5.6	$9.3	$(3.7)	(39.7%)
Professional services	2.7	2.6	0.1	2.9%
Software	0.6	0.9	(0.3)	(35.8%)
Other	0.3	0.3	0.0	0.4%
	$9.2	$13.1	$(3.9)	(30.2%)

The cost of sales line includes hardware costs, third party licenses, costs associated with third party professional services, salaries and benefits for project managers and software engineers, freight, consumables and accessories.

Cost of sales were $9.2 million for the three months ended March 31, 2015, compared to $13.1 million for the three months ended March 31, 2014, a decrease of $3.9 million or 30.2%. The overall decrease in cost of sales were largely consistent with the decrease in net sales. The decrease in cost of sales for hardware of 39.7% for the three months ended March 31, 2015 compared to the similar period in 2014 was consistent with the hardware revenue decrease of 39.8%. The cost of sales for professional services increased a modest 2.9% over the prior comparable period even though revenue for professional services remained flat.. The decrease in cost of sales for software of 35.8% for the three months ended March 31, 2015 compared to the similar period in 2014 was consistent with the revenue decline for software of 36.4%. The increase in other cost of sales was negligible.

Gross Profit

Gross profit for the three month periods ended March 31, 2015 and 2014 is summarized below:

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014

Hardware	$1.3	$2.2	$(0.9)	(40.1%)
Professional services	1.2	1.2	(0.1)	(6.8%)
Software	0.0	0.0	(0.0)	(47.2%)
Other	0.1	0.1	0.0	2.0%
	$2.6	$3.6	$(1.0)	(27.7%)

Our gross profit was $2.6 million for the three months ended March 31, 2015, compared to $3.6 million for the similar period ended March 31, 2014, a decrease of $1.0 million or 27.7%. Our gross margin percent increased by 60 basis points to 22.0% in the first quarter of 2015, from 21.4% in the comparable period of 2014. The increase in gross profit percentage was due to the continued implementation of cost controls for the products and services that we resell along with positive product mix. In particular, we realized higher margins on our professional services.

Selling, General and Administrative Expenses

	Three Months Ended March 31,
	2015	2014	Increase/(Decrease)

Selling, general and administrative expenses	$2.9	$3.7	$(0.8)	(23.1%)
As a percentage of sales	24.3%	22.2%		2.1%

Selling, general and administrative expenses was $2.9 million for the three months ended March 31, 2015, compared to $3.7 million for the similar period in the prior year.  This represents a decrease of $0.8 million, or 23.1%. The decrease was primarily due to lower spending in our sales organization associated with a combination of reduction of headcount, un-filled sales positions, lower travel costs and reduced commissions correlated with decreased sales levels.

We continued efforts to streamline our business model. These past efforts included, consolidation of our East Coast depot facility in to our larger California facility, reduction of outsourced consulting expertise where unnecessary and the replacement of certain service providers with lower cost providers. We have also consolidated administrative personnel and reduced staffing levels by 29% from April 2013 through February 2014, constituting annual savings of $3 million. These activities have reduced the expense structure of our business significantly. We are continually focused on improving processes and reducing costs.

We account for a portion of our depreciation and amortization expense as cost of sales, and the remainder as selling, general and administrative expense. Depreciation and amortization for the three-month periods ended March 31, 2015 and 2014 is summarized below:

	Three Months Ended March 31,
	2015	2014	Increase/(Decrease)
Depreciation and amortization
In cost of sales	$0.1	$0.2	$(0.1)	(36.3%)
In selling, general and administrative expense	0.2	0.3	(0.1)	(41.2%)
Total deprectiation and amortization	$0.3	$0.5	$(0.2)	(39.0%)
As a percentage of sales	2.4%	2.8%		(0.4%)

The reduction in depreciation and amortization accounted for as selling, general and administrative expense was principally as a result of a decrease in the amortization of intangible assets.

 Interest Expense

Interest expense, which arises from our outstanding balances under our lines of credit and from our outstanding subordinated debt, was $184,000 for the three months ended March 31, 2015, compared to $207,000 for the similar period in the prior year. The $23,000 decrease in interest expense reflected a decrease in our average outstanding general debt obligations during the three months ended March 31, 2015 compared to the similar period in the prior year.

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

If we do not achieve sustained positive operating results and do not raise sufficient additional capital when and if needed, material adverse events may occur including, but not limited to: 1) a reduction in the nature and scope of our operations, 2) our inability to fully implement our current business plan and 3) defaults under our various loan agreements. If such events were to occur, they would have material adverse effect on the Company.  There can be no assurances that we will be able to successfully improve our liquidity position.  Our consolidated financial statements do not do not reflect any adjustments that might result from the adverse outcome relating to this uncertainty.

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

In the quarter ended March 31, 2015, we experienced a decrease in net sales of $5.0 million, or 29.7% compared to the quarter ended March 31, 2014, and a $5.4 million, or 31.6% decrease in revenue compared to the previous sequential quarter ended December 31, 2014. At March 31, 2015 and December 31, 2014, we had a substantial working capital deficit totaling $8.3 million and $7.9 million, respectively.  Although a portion of this deficit is associated with deferred costs and unearned revenues, our liabilities that are expected to be satisfied in the foreseeable future in cash far exceed our receivables and other assets that are expected to be satisfied in cash.  In addition, as a consequence of our recent historical results of operations, availability under our credit line has contracted and our overall liquidity has become constrained.

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

During 2013, 2014 and the first quarter of 2015, all principal and interest payments on our term debt were made within payment terms.

As a matter of course, we do not maintain significant cash balances on hand because we have availability under our lines of credit. Typically, we use any excess cash to repay the then outstanding line of credit balance. As long as we continue to generate revenues and meet our financial covenants, we are permitted to draw down on our SVB line of credit to fund our normal working capital needs. Our line of credit has a borrowing capacity of up to $10 million and was due February 2015. On February 27, 2015, we entered into an agreement to further amend the original SVB line of credit dated December 15, 2006 to extend the maturity date of the revolving credit line provided thereunder to February 28, 2017.

As of March 31, 2015 and December 31, 2014, the outstanding balance on our SVB line of credit was approximately $3.5 and $5.8 million, respectively, and the interest rate was 6.5%. As of March 31, 2015, there was $0.7 million available under the SVB line of credit. The February 27, 2015 amendment has certain financial covenant and other non-financial covenants.   The minimum Tangible Net Worth requirement of an $8.6 million deficit, which is to be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation) on or after February 1, 2015.  We believe that at the time of this filing it is compliant with the terms and provisions of its amended SVB Loan Agreement. Should the Company incur losses in a manner consistent with its recent historical financial performance, the Company will violate Tangible Net Worth covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

We have $0.2 million of term debt with the Royal Bank of Canada (the “RBC Term Loan”), $1.3 million (US$) of term debt with the BDC (the “BDC Term Loan”) and $0.3 million of term debt with SVB (the “SVB Term Loan”). For more information regarding these Term Loans, please see our Annual Report on Form 10-K filed with the SEC on March 18, 2015. All three Term Loans have financial covenants. The Company was in compliance with the covenants of these Term Loans at March 31, 2015 and December 31, 2014. For the three months ended March 31, 2015, we were able to achieve $2.1 million positive operating cash flow.

In the last five complete years of operations from 2010 through 2014, we have not experienced any significant effects of inflation on our product and service pricing, revenues or our income from continuing operations.

Adjusted Working Capital

As referred to above under the heading “Non-GAAP Financial Measures,” we monitor our “cash” working capital position after removing the accrual effect of current deferred assets and liabilities. We refer to this non-GAAP financial measure as our “Adjusted Working Capital”. We believe this non-GAAP financial measure provides us, and investors, with a better understanding of the operating results and financial condition of our company.

Adjusted Working Capital at March 31, 2015 and December 31, 2014 are computed as follows (in thousands):

	March 31,	December 31,
	2015	2014

Current assets	$11,415	$18,427
Current liabilities	19,942	26,370

Working capital - U.S. GAAP	(8,527)	(7,943)
Deferred costs	(3,020)	(3,177)
Deferred revenue	6,266	6,918

Adjusted working capital - Non-GAAP measure	$(5,281)	$(4,202)

2015 Financing

We have not engaged in any securities issuances or other material capital raising in the first quarter of 2015.

2014 Financings

We have not engaged in any securities issuances or other material capital raising during the year ended 2014.

Cash Flows from Operating, Investing and Financing Activities

The following table summarizes our cash flows, by category, for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014	Increase/(Decrease)
Operating activities	$2.1	$0.6	$1.5	(250.0%)
Investing activities	-	-	-	N/A
Financing activities	(3.0)	(0.6)	(2.4)	400.0%

Cash provided by operating activities during the first three months of 2015 increased by $1.5 million over the similar period in the prior year. The increase was primarily driven by changes in net working capital and other balance sheet changes, most notably from a $4.7 million decrease in accounts receivable due to timing of receivable collections and a $0.4 million decrease in inventory offset by an increase in accounts payable of $2.1 million and accrued expenses of $0.8 million. The changes in net working capital were offset by non-cash expenses as noted below.

During the three months ended March 31, 2015, net cash provided by operating activities was $2.1 million. Our net loss was $0.6 million in the first three months of 2015, a portion of which was the result of non-cash transactions during the period. Specifically, we had non-cash expense of $33,000 related to employee and non-employee stock based compensation, $35,000 in amortization of deferred financing costs, $0.1 million in the change of fair value of warrants and $0.3 million of other non-cash transactions such as depreciation and amortization.

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

Net cash (used in) or provided by investing activities was negligible during the three months ended March 31, 2015 and during the comparable three months of 2014.

During the three months ended March 31, 2015, net cash used in financing activities was $3.0 million, due to $0.1 million in paid financing costs, $0.3 million in repayments for term loans, and a net $2.4 million in payments for amounts borrowed under our lines of credit.

During the three months ended March 31, 2014, net cash used in financing activities was $0.6 million, due to $0.1 million in paid financing costs, $0.3 million in repayments for term loans, and a net $0.2 million in payments for amounts borrowed under our lines of credit.

Our cash on hand at the end of the first quarter of 2014 was approximately $0.8 million, compared to $1.6 million at the end of the first quarter of 2014.

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

Recently Issued Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update (“ASU”) ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability instead of being presented as an asset. This guidance is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. For all other entities, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance and represents a change in accounting principle. We are currently evaluating the impact of the adoption of this accounting standard update on its financial statements.

In April 2015, the FASB issued ASU 2015-05, “Intangibles–Goodwill and Other–Internal Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. This guidance is effective for public companies for fiscal years and interim periods beginning after December 15, 2015. For all other entities, this guidance is effective for annual periods beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for all entities. The new guidance is to be applied either prospectively to new cloud computing arrangements or retrospectively. We are currently evaluating the impact of the adoption of this accounting standard update on its financial statements.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2015.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In addition to the matters described below, from time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We may also become involved, from time to time, in other reviews, investigations and proceedings (both formal and informal) by governmental and other regulatory agencies regarding our business, and involving, among other matters, accounting and operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief.

On July 2, 2014, we received a written “Wells Notice” from the staff of the Securities and Exchange Commission (the “SEC”) indicating that the staff has made a preliminary determination to recommend that the SEC bring an administrative proceeding against us. On the same day, Nicholas R. Toms, our then President and Chief Executive Officer and a then-serving member of the board of directors, also received a Wells Notice. Both Wells Notices relate to allegations that, from late 2009 to early 2011, Mr. Toms was the beneficial owner of shares of common stock our Company that were held and traded by a Delaware corporation in which Mr. Toms was a 10% owner; that Mr. Toms exercised control over the our securities account; and that our shareholding and trades should have been reflected at the relevant times in public disclosures of Mr. Toms’ other holdings of our common stock. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the recipient with an opportunity to respond to issues raised by the staff and offer its perspective to the staff prior to any decision to institute proceedings. In response to the Wells Notice, our Audit Committee conducted an internal review, assisted by new outside legal counsel, and on August 8, 2014, we submitted to the SEC a response to the Wells Notice setting forth why no action should be commenced against us. No proceedings have been commenced against us, and we have not had a response to our letter submitted on August 8, 2014.

On August 15, 2014, Mr. Toms resigned from his positions as Chief Executive Officer, President and member of the Company’s board of directors. On February 11, 2015, the SEC commenced a formal administrative proceeding against Mr. Toms. On March 26, 2015, the proceeding was stayed pending review by the SEC of Mr. Toms’ signed Offer of Settlement. In regards to the administrative proceeding against Mr. Toms, indemnification agreements are provided to our Directors and Executive Officers to minimize potential personal liability for actions taken in their capacity as Directors and Officers. We have accrued $175,000 as a potential obligation related to the Company’s indemnification of Mr. Toms. As of March 31, 2015, the amount is included as part of Accrued Expenses in the unaudited condensed consolidated balance sheets. As of the date of this filing, no payments have been made under these agreements.

On April 3, 2015, the Company commenced a lawsuit in the United States District Court for the District of New Jersey, seeking monetary and injunctive relief against four former sales employees, (the “Individual Defendants”), and against North Rock Solutions, Inc. (“North Rock” and, collectively with the Individual Defendants, the “Defendants”). Between January and March 2015, each of the Individual Defendants resigned from the Company. Shortly thereafter, the Company discovered that they were all working for Tolt Solutions, Inc., a direct competitor of the Company, and had for months been taking actions that, in the Company’s view, constituted serious and harmful breaches of their contractual and common law obligations owed to the Company. The Company alleges that the Individual Defendants unlawfully misused Company information and their positions at the Company in order to exit the Company with Company customers, business and property. The Company alleges that the Individual Defendants had, in concert, been laying the foundation for their scheme for months. The Company also alleges that, based on additional discoveries it made after the Individual Defendants’ resignations, the Individual Defendants had for years been diverting business from the Company while working for the Company, by surreptitiously funneling paid installation and related work to an entity they created and owned, North Rock. As such, the Company claims that the Individual Defendants have breached duties of confidentiality and loyalty and that all of the Defendants have misappropriated confidential information and trade secrets, and are soliciting the Company’s customers unlawfully and competing unfairly against the Company, to its detriment.

On April 9, 2015, District Court Judge Claire C. Cecchi granted the Company’s motion for a temporary restraining order against the Defendants, ordering them to return all Company information, forbidding them from using any confidential information and restraining them from soliciting Company customers. On or about April 21, 2015, the Court held a conference on the Company’s motion for a preliminary injunction and entered interim relief pending trial, including a prohibition against the Defendants soliciting certain named Company customers. The minutes of the conference were sealed to protect the confidentiality of the identity of the customers. On May 1, 2015, the parties appeared for a conference before Magistrate Judge James B. Clark, who ordered that discovery begin immediately on an expedited basis. Defendants’ answer to the Company’s complaint is expected to be filed on or before May 15, 2015. Contemporaneously with the commencement of our lawsuit to Federal court in New Jersey, Tolt Solutions, Inc. filed suit against the Company in state court in New York City, alleging that we had engaged in business defamation. On May 12, 2015, we answered Tolt's complaint, denying all charges, and filed a separate lawsuit in the same court against John Chis, who had resigned as the Company’s Senior Vice President of Sales in November 2014 and then joined Tolt, and who we allege has orchestrated or helped orchestrate the defendants' in the New Jersey case and Tolt's multiple unlawful actions against us and has, among other things, violated his duties as a senior executive while working for the Company, and engaged in further unlawful actions since leaving the Company. The Company intends to continue to vigorously pursue its remedies.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 18, 2015. Please refer to that Risk Factors section for information concerning risks associated with the Company and an investment in the Company’s securities.

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

DecisionPoint Systems, Inc.

Date: May 15, 2015	By:	/s/ James F. DeSocio
James F. DeSocio
Interim Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2015	By:	/s/ Michael P. Roe
Michael P. Roe
Chief Financial Officer (Principal Financial and Accounting Officer)

