Form 10-Q
period 2015-06-30
DecisionPoint Systems, Inc.
filed 2015-08-24
CIK 1505611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The number of shares of common stock, par value $0.001 per share of DecisionPoint Systems, Inc. outstanding as of the close of business on August 14, 2015, were 12,729,563.

DECISIONPOINT SYSTEMS, INC.

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DECISIONPOINT SYSTEMS, INC.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
		(Restated)
ASSETS
Current assets
Cash	$297	$1,616
Accounts receivable, net	4,801	10,354
Inventory, net	244	1,998
Deferred costs	2,679	2,532
Deferred tax assets	13	19
Prepaid expenses and other current assets	206	79
Assets of discontinued operations	-	1,829
Total current assets	8,240	18,427

Property and equipment, net	192	145
Other assets, net	34	109
Deferred costs, net of current portion	1,037	1,004
Goodwill	5,304	7,524
Intangible assets, net	-	1,414
Assets of discontinued operations	-	1,634
Total assets	$14,807	$30,257

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$7,205	$9,736
Accrued expenses and other current liabilities	2,083	2,028
Lines of credit	2,697	5,811
Current portion of debt	1,833	813
Due to related parties	142	73
Unearned revenue	4,254	5,915
Liabilities related to discontinued operations	-	1,993
Total current liabilities	18,214	26,369

Long term liabilities
Unearned revenue, net of current portion	1,516	1,560
Debt, net of current portion and discount	-	1,580
Deferred tax liabilities	185	461
Warrant liability	287	519
Other long term liabilities	181	194
Liabilities related to discontinued operations	-	487
Total liabilities	20,383	31,170

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Cumulative Convertible Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,547,845 shares issued and outstanding, including cumulative and imputed preferred dividends of $2,349 and $2,295, and with a liquidation preference of $14,181 and $13,640 at June 30, 2015 and December 31, 2014, respectively	12,876	12,822
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,883,446 issued and 12,729,563 outstanding as of June 30, 2015, and as of December 31, 2014	13	13
Additional paid-in capital	17,261	17,252
Treasury stock, 153,883 shares of common stock	(205)	(205)
Accumulated deficit	(35,114)	(30,292)
Unearned ESOP shares	(407)	(484)
Accumulated other comprehensive income	-	(19)
Total stockholders’ deficit	(5,576)	(913)
Total liabilities and stockholders' deficit	$14,807	$30,257

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
		(Restated)		(Restated)

Net sales	$9,370	$12,990	$19,171	$26,350

Cost of sales	7,607	10,185	15,286	20,669

Gross profit	1,763	2,805	3,885	5,681

Selling, general and administrative expense	2,070	2,703	4,430	5,827
Goodwill and intangible asset impairment	3,047	-	3,047	-

Operating (loss) income	(3,354)	102	(3,592)	(146)

Other expense:
Interest expense	219	222	401	429
Fair market value adjustment of warrant liabilities	(311)	84	(232)	(166)
Other (income) expense, net	(14)	(21)	49	(30)
Total other (income) expense	(106)	285	218	233

Net loss from continuing operations, before income taxes	(3,248)	(183)	(3,810)	(379)

Provision (benefit) for income taxes from continuing operations	63	(51)	35	(20)

Net loss from continuing operations	(3,311)	(132)	(3,845)	(359)

Discontinued operations:
Loss on sale of discontinued operations, net of tax	(89)	-	(89)	-
(Loss) income from discontinued operations, net of tax	(48)	112	(94)	227
Net loss	(3,448)	(20)	(4,028)	(132)

Cumulative and imputed dividends on Series A and B preferred stock	(27)	(27)	(54)	(54)
Cash and imputed dividends on Series D and E preferred stock	-	(307)	-	(609)
Accrued paid in-kind dividends on Series D and Series E preferred stock	(380)	-	(740)	-

Net loss attributable to common shareholders	$(3,855)	$(354)	$(4,822)	$(795)

Basic and diluted net (loss) income per common share:
Continuing operations	$(0.30)	$(0.04)	$(0.38)	$(0.08)
Discontinued operations	(0.01)	0.01	(0.01)	0.02
Net loss per share	$(0.31)	$(0.03)	$(0.39)	$(0.06)

Weighted average shares outstanding -Basic and diluted	12,452,853	12,342,169	12,439,094	12,328,410

Other comprehensive loss, net of tax
Net loss	$(3,448)	$(20)	$(4,028)	$(132)
Foreign currency translation adjustment	1	-	19	(24)

Comprehensive loss	$(3,447)	$(20)	$(4,009)	$(156)

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months ended June 30,
	2015	2014
		(Restated)
Cash flows from operating activities:
Net loss from continuing operations	$(3,845)	$(359)
Net (loss) income from discontinued operations	(183)	227
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale of discontinued operations, net of tax	89	-
Depreciation and amortization	390	688
Amortization of deferred financing costs and note discount	43	79
Employee and Director stock-based compensation	70	50
Change in fair value of warrants	(232)	(166)
ESOP compensation expense	17	26
Goodwill and intangible asset impairment charges	3,047	-
Allowance for doubtful accounts	1	(25)
Deferred taxes. net	(249)	(152)
Changes in operating assets and liabilities:
Accounts receivable	5,534	1,048
Due from related party	-	188
Inventory, net	1,754	445
Deferred costs	(181)	249
Prepaid expenses and other current assets	(53)	136
Other assets, net	62	10
Accounts payable	(2,527)	(932)
Accrued expenses and other current liabilities	(422)	(395)
Due to related parties	69	37
Unearned revenue	(1,674)	(667)
Operating activities from discontinued operations	616	582
Net cash provided by operating activities	2,326	1,069

Cash flows from investing activities
Purchases of property and equipment	(68)	(37)
Proceeds from the sale of CMAC	302	-
Net cash provided by (used in) investing activities	234	(37)

Cash flows from financing activities
(Repayments) borrowings from lines of credit, net	(3,109)	758
Repayment of debt	(446)	(546)
Paid financing costs	(100)	(100)
Dividends paid	(252)	(247)
Payments for contingent acquisition liability	-	(84)
Net cash used in by financing activities	(3,907)	(219)
Effect on cash of foreign currency translation	28	(34)
Net (decrease) increase in cash	(1,319)	779
Cash at beginning of period	1,616	641
Cash at end of period	$297	$1,420

Supplemental disclosures of cash flow information:
Interest paid	$388	$456
Income taxes paid	73	31

Supplemental disclosure of non-cash financing activities:
Accrued and imputed dividends on preferred stock	$54	$663
Accrued PIK dividends on Series D and Series E preferred stock	740	-
Liabilities forgiven by CMAC purchaser	348	-

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On June 30, 2015, the Company completed the sale of 100% of the issued and outstanding share capital of CMAC, Inc. (“CMAC”) and recorded a loss on sale of $157,000, which is classified as loss on sale of discontinued operations in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. The Company’s unaudited condensed consolidated financial statements and accompanying notes for current and prior periods have been restated to present the results of operations of CMAC as discontinued operations. In addition, the assets and liabilities have been treated and classified as discontinued operations in the accompanying condensed consolidated balance sheets as of June 30, 2015 and have been restated at December 31, 2014 to provide a comparable presentation, see Note 3.

NOTE 2 - BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company at the dates and for the periods indicated.  The interim results for the period ended June 30, 2015, are not necessarily indicative of results for the full 2015 fiscal year or any other future interim periods.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, DecisionPoint Systems International and Apex Systems Integrators, Inc. “Apex”). DecisionPoint Systems International has one wholly-owned subsidiary, DecisionPoint Systems Group, Inc. (“DPS Group”).  All significant intercompany accounts and transactions have been eliminated in consolidation. The Company currently operates in one business segment.

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

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In the quarter ended June 30, 2015, the Company experienced a decrease in revenue from continuing operations of $3.6 million, or 27.9% compared to the quarter ended June 30, 2014, and a $7.2 million, or 27.2% decrease in revenue for the six months ended June 30, 2015 over the comparable six months of 2014. In the quarter ended June 30, 2015, and excluding the impact of goodwill and intangible asset impairment charge of $3.047 million, the Company experienced operating loss from continuing operations of $307,000 compared to the operating income from continuing operations of $102,000 for the quarter ended June 30, 2014, and a $545,000 operating loss from continuing operations for the six months ended June 30, 2015 compared to an operating loss from continuing operations of $146,000 for the comparable period in 2014. At June 30, 2015 and December 31, 2014, the Company had a substantial working capital deficit, excluding discontinued operations, totaling $10.0 million and $7.8 million, respectively. Although a portion of this deficit is associated with deferred costs and unearned revenues, the liabilities of the Company that are expected to be satisfied in the foreseeable future in cash far exceed our receivables and other assets that are expected to be satisfied in cash. In addition, as a consequence of the Company’s recent historical results of operations, availability under the credit line has contracted and our overall liquidity has become further constrained. The Company is dependent upon future growth in net sales to meet our liquidity needs and our debt covenants for the next twelve months.

The Company is currently in default on certain obligations as of June 30, 2015. The Company has not made the final payment on the Royal Bank of Canada (“RBC”) Term Loan was originally scheduled to be paid in June 2015. The payment has been rescheduled with RBC for September 2015. Such agreement has not been documented in writing and is based on a verbal agreement with RBC. The Company also did not pay interest due on the BDC, Inc. (“BDC”) Term Loan due for July 2015. BDC has advised the Company on July 30, 2015 that the financing is in arrears on interest and the Company also expects to not pay the August interest payment on this obligation. The failure to pay interest due is a violation of the terms of the financing agreement.

The Company is currently in default on the Apex seller Note as of the date of this filing. The seller of Apex has demanded payment in full including certain monitoring and administrative fees. The Company has accrued $51,000 as of June 30, 2015 for certain fees related to the demand payment. Between April 2015 and June 2015, Apex had been delinquent on its lease obligations to Harvester Properties of Burlington, Inc. In June 2015, Harvester Properties gave notice of termination of the lease agreement. Since that time, Apex has relocated its operations. There is $72,000 relating to these rent obligations including interest and other fees at June 30, 2015.

Due to the technical default with the BDC term loan discussed above, the Company is technically in default due to the subordinated debt provisions of the Amended Silicon Valley Bank (“SVB”) Loan Agreement. The Company has had discussions with SVB regarding this technical default and is working with SVB to cure. A SVB lending officer has verbally indicated they do not intend on exercising legal rights under the Amended SVB Loan Agreement for this default, however, this is not evidenced in writing and thus is not enforceable.

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

Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies during the six months ended June 30, 2015.  See Note 2 of the Company's consolidated financial statements included in the Company's 2014 Annual Report on Form 10-K filed with the SEC on March 18, 2015, for a comprehensive description of the Company's significant accounting policies. See Note 3 for the impact on the financial statements of the discontinued operation presentation.

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Historically, a relatively small number of customers have accounted for a significant portion of the Company’s revenue.  The Company had one customer who represented 13% and 16% of the Company’s revenue for the six months ended June 30, 2015 and 2014, respectively.  The Company had three customers, one of which were not the same, who represented 32% and 29% of its revenue for the six months ended June 30, 2015 and 2014, respectively. The Company’s accounts receivable was concentrated with two customers, which were not the same, representing 37% and 36% of gross accounts receivable at June 30, 2015 and 2014, respectively.  Customer mix can shift significantly from year to year, but a concentration of the business with a few large customers is typical in any given year.  A decline in revenues could occur if a customer that has been a significant source of revenue in one financial reporting period is a less significant source of revenue in the following period. The loss of a significant customer could have a material adverse impact on the Company.

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has four primary vendors for the six months ended June 30, 2015, all of which was the same when compared to the similar period in 2014.  For the six months ended June 30, 2015, the Company had purchases from these four vendors that collectively represented 59% of total purchases and 57% of the total outstanding accounts payable at June 30, 2015.  For the six months ended June 30, 2014, the Company had purchases from these four vendors that collectively represented 61% of total purchases and 61% of the total outstanding accounts payable at June 30, 2014.  The same two vendors represented 49% and 47% of the total purchases for the six months ended June 30, 2015 and 2014, respectively.  Loss of this certain vendor could have a material adverse effect on our operations.

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

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company measures certain liabilities at fair value on a recurring basis such as our contingent consideration related to business combinations and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal six months ended June 30, 2015.

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

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has classified certain warrants related to the August 2013 issuance and sale of common stock in a private offering as a Level 3 Liability. Assumptions used in the calculation require significant judgment. For prior periods, the Company reassessed the fair value of the warrant liabilities on a quarterly basis using a Monte Carlo option pricing model. For June 30, 2015, the Company assessed the fair value of the warrants using a linear regression model based on observable prices of the known components and their relationship to historical prices. Based on that assessment, the Company recognized a $311,000 decrease and an $84,000 increase to the fair value of the warrants during the three months ended June 30, 2015 and 2014, respectively. The Company recognized a $232,000 and $166,000 decrease to the fair value of the warrants during the six months ended June 30, 2015 and 2014, respectively.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in thousands):

		Quoted prices in	Significant other	Significant other
		active markets	observable inputs	unobservable inputs
	Total	Level 1	Level 2	Level 3

Liabilities
Fair value of warrants issued in connection with share purchase agreement	$287	$-	$-	$287
Balance at June 30, 2015	$287	$-	$-	$287

		Quoted prices in	Significant other	Significant other
		active markets	observable inputs	unobservable inputs
	Total	Level 1	Level 2	Level 3

Liabilities
Fair value of warrants issued in connection with share purchase agreement	$519	$-	$-	$519
Balance at December 31, 2014	$519	$-	$-	$519

The following table summarizes changes to the fair value of the contingent consideration and derivative warrants, which are Level 3 liabilities (in thousands):

Level 3
Derivative
warrants

Balance at December 31, 2014	$519
Adjustments to fair value of warrants (reflected in other income)	(232)
Balance at June 30, 2015	$287

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

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company evaluates goodwill, at a minimum, on an annual basis on December 31 and whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. There was no impairment of goodwill as a result of the annual impairment review performed during December 31, 2014. The Company's goodwill impairment analysis is sensitive to changes in key assumptions used in its analysis, such as expected future cash flows, the degree of volatility in equity and debt markets, and its stock price.

For the quarter ended June 30, 2015, the Company concluded there were indicators of potential goodwill impairment for the Company’s Apex business based on changes in the Company’s long-term strategy and outlook for Apex. As a result of identifying indicators of impairment, the Company performed an impairment review of goodwill and intangible assets as of June 30, 2015.

Based on the analysis, the Company recorded an impairment charge to goodwill of $2.1 million and intangible assets of $0.9 million in the second quarter of 2015.  This impairment was reported as part of the continuing operations results for the three and six months ended June 30, 2015. As a result, the Company has no goodwill or intangible assets remaining related to the Apex business (see Note 6).

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

For the three months ended June 30, 2015, the Company recorded a tax expense of $63,000 on pre-tax loss of $3.2 million from continuing operations, compared to an income tax benefit of $51,000 on pre-tax loss of $183,000 from continuing operations for the three months ended June 30, 2014.  For the six months ended June 30, 2015, the Company recorded a tax expense of $35,000 on pre-tax loss of $3.8 million from continuing operations, compared to an income tax benefit of $20,000 on pre-tax loss of $379,000 from continuing operations for the six months ended June 30, 2014.

Recently Issued Accounting Pronouncements – In May 2014, the FASB issued Accounting Standards Update (“ASU”) ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the effective date of the new revenue standard by one year but to permit entities to choose to adopt the standard as of the original effective date. The new standard will be effective for the Company on January 1, 2018. Management is currently evaluating the method of adoption and the potential impact the update may have on its financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The update requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability instead of being presented as an asset. This guidance is effective for public companies for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those years. For all other entities, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. The new guidance is to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance and represents a change in accounting principle. Management is currently evaluating the impact of the adoption of this accounting standard update on its financial statements.

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

NOTE 3 – DISCONTINUED OPERATIONS

As part of the Company’s efforts to evaluate its liquidity and capital resource needs for 2015 and focus on core value-added segments of its business, the Company decided in the second quarter to consider discontinuing the CMAC, Inc. (“CMAC”) business after the recent loss of a significant customer of the business unit. Thereafter, the opportunity arose to sell the business to its former owner, the Company’s former Senior Vice President. On June 30, 2015, the Company completed the sale of 100% of the issued and outstanding share capital of CMAC, Inc. (“CMAC”) and recorded a loss on sale of $157,000, which is classified as loss on sale of discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss. The agreement provided for the sale of substantially all of the assets and liabilities of CMAC for $302,000 in cash consideration and $348,000 in liabilities forgiven by the CMAC purchaser. The Company has accounted for this business as discontinued operations and accordingly, the Company’s unaudited condensed consolidated financial statements and accompanying notes for current and prior periods have been restated to present the results of operations of CMAC as discontinued operations. In addition, the assets and liabilities have been treated and classified as discontinued operations in the accompanying condensed consolidated balance sheets as of June 30, 2015 and have been restated at December 31, 2014 to provide a comparable presentation.

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The loss on sale of CMAC was determined as follows (in thousands):

Assets sold
Deferred costs	$506
Other current assets	81
Intangible assets	459
Goodwill	678
Other long term assets	208
Total assets	1,932

Liabilities assumed by purchaser
Unearned revenue - current	782
Other current liabilities	19
Unearned revenue - long term	296
Other long term liabilities	28
Total liabilities	1,125
Net assets sold	807
Cash received	(302)
Non-cash consideration-liabilities forgiven by CMAC purchaser	(348)
Net loss on sale of discontinued operations, before income tax	157
Income tax benefit on loss on sale	(68)
Net loss on sale of discontinued operations, net of tax	$89

The carrying amounts of the major classes of CMAC assets and liabilities that are classified as discontinued operations on the accompanying condensed consolidated balance sheets are as follows (in thousands):

	June 30,	December 31,
	2015	2014
ASSETS
Current assets
Accounts receivable, net	$-	$1,144
Inventory, net		37
Deferred costs	-	645
Deferred tax asset	-	2
Prepaid expenses and other current assets	-	1
Total current assets of discontinued operations	-	1,829

Noncurrent assets
Other assets, net	-	15
Deferred costs, net of current portion	-	310
Goodwill	-	678
Intangible assets, net	-	631
Total noncurrent assets of discontinued operations	. -	1,634
Total assets of discontinued operations	$-	$3,463
LIABILITIES
Current liabilities
Accounts payable	$-	$263
Accrued expenses and other current liabilities	-	727
Unearned revenue	-	1,003
Total current liabilities of discontinues operations	-	1,993

Noncurrent liabilities
Unearned revenue, net of current portion	-	455
Other long term liabilities	-	32
Total noncurrent liabilities of discontinued operations	-	487
Total liabilities of discontinued operations	$-	$2,480

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The reconciliation of the major classes of income and expense constituting income (loss) from discontinued operations on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Net sales	$1,207	$3,524	$3,156	$6,873
Cost of sales	944	2,547	2,432	5,197
Selling, general & administrative expenses	315	714	812	1,307
Operating (loss) income from discontinued operations	(52)	263	(88)	369
Other expense (income)
Interest expense	4	-	6	-
Other income	(1)	-	-	-
Total other expense from discontinued operations	3	-	6	-
(Loss) income from operations, before income tax	(55)	263	(94)	369
Income tax (benefit) provision on operations	(7)	151	-	142
(Loss) income from discontinued operations, net of tax	$(48)	$112	$(94)	$227

Net loss on sale of discontinued operations, before income tax	$(157)	-	$(157)	-
Income tax benefit on loss on sale of discontinued operations	68	-	68	-
Loss on sale of discontinued operations, net of tax	$(89)	$-	$(89)	$-

NOTE 4 – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The weighted-average basic and diluted shares for each of the six months ended June 30, 2015 and 2014, exclude approximately 0.3 million and 0.4 million, respectively, of ESOP shares that have not been committed to be released.

For periods presented in which there is a net loss, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive. All potentially dilutive securities are anti-dilutive due to the net loss incurred by the Company in the periods presented.

Potential dilutive securities consist of (in thousands):

	As of June 30,
	2015	2014

Convertible preferred stock - Series A	270	270
Convertible preferred stock - Series B	131	131
Convertible preferred stock - Series D *	10,287	10,287
Convertible preferred stock - Series E **	8,331	8,331
Warrants to purchase common stock	3,279	3,555
Options to purchase common stock	1,625	736
Total potentially dilutive securities	23,923	23,310

*	Excludes accrued paid-in-kind (“PIK”) dividends on Series D Preferred Stock of 34,318 shares and 150,090 shares for the first and second quarter of 2015, respectively (see Note 9).

**	Excludes accrued PIK dividends on Series E Preferred Stock of 16,065 shares and 69,738 shares for the first and second quarter of 2015, respectively (see Note 9).

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5 – WARRANT LIABILITY

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

The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities. For December 31, 2014, the estimated fair values were determined using a Monte Carlo option pricing model based on various assumptions. For June 30, 2015, the Company assessed the fair value of the warrants using a linear regression model based on observable prices of the known components and their relationship to historical prices. The Company’s derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of derivative liabilities.  Various factors are considered in the pricing models the Company uses to value the warrants, including the Company’s current common stock price, the remaining life of the warrants, the volatility of the Company’s common stock price, and the risk-free interest rate.  In addition, as of the valuation dates, management assessed the probabilities of future financing assumptions in the Monte Carlo valuation models.  Future changes in these factors will have a significant impact on the computed fair value of the warrant liability.  Accordingly, the Company expects future changes in the fair value of the warrants to continue to vary from quarter to quarter.

The Company revalues the warrants as of the end of each reporting period. The estimated fair value of the outstanding warrant liabilities was approximately $286,000 and $519,000, as of June 30, 2015 and December 31, 2014, respectively. The decrease in fair value of the warrant liabilities for the three months ended June 30, 2015 was $311,000 while the increase in fair value of the warrant liabilities for the three months ended June 30, 2014 was $84,000. The decrease in fair value of the warrant liabilities for the six months ended June 30, 2015 was $232,000 while the decrease in the fair value of the warrant liabilities for the six months ended June 30, 2014 was $166,000. The adjustments to the fair value of the warrant liabilities are included in other income in the Company’s unaudited condensed consolidated statements of operations.

The warrant liabilities were valued at the closing dates of the common stock purchase agreement and at December 31, 2014 using a Monte Carlo valuation model and at June 30, 2015 using a linear regression model based on observable prices of the known components and their relationship to historical prices, each with the following assumptions:

	Placement Agent Warrants		Investor Warrants
Warrants	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014

Closing price per share of common stock	$0.20	$0.38	$0.20	$0.38
Exercise price per share (range)	0.50	0.50	0.50	0.50
Expected volatility	173.8%	138.3%	173.8%	138.6%
Risk-free interest rate	1.0%	1.3%	1.0%	1.3%
Dividend yield	-	-	-	-
Remaining expected term of underlying securities (years)	3.2	3.6	3.2	3.6

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The following summarizes the transaction affecting goodwill through June 30, 2015 (in thousands):

Balance at December 31, 2014	$8,202

CMAC, Inc. divestiture	(678)
Apex goodwill impairment charge	(2,089)
Effect of currency translation on Apex	(131)
Balance at June 30, 2015	$5,304

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company tests goodwill and amortizable intangible assets at least annually on December 31 of each fiscal year for possible impairment. In addition to its annual test, the Company regularly evaluates whether events or circumstances have occurred that may indicate a potential impairment of goodwill or amortizable intangible assets.

The process of testing goodwill for impairment involves the determination of the fair value of the applicable reporting units. The test consists of a two-step process. The first step is the comparison of the fair value to the carrying value of the reporting unit to determine if the carrying value exceeds the fair value. The second step measures the amount of an impairment loss, and is only performed if the carrying value exceeds the fair value of the reporting unit. The Company performed its annual impairment testing for its reporting unit as of December 31, 2014, its annual impairment date for fiscal year 2014. On December 31, 2014, the Company concluded based on the first step of the process that there was no impairment of goodwill.

Subsequent to the 2014 annual impairment test, and during the second quarter ended June 30, 2015, the Company concluded there were indicators of potential goodwill impairment for the Company’s Apex business based on changes in the Company’s long-term strategy and outlook for Apex. As a result of identifying indicators of impairment, the Company performed a qualitative impairment review (a valuation was not prepared) of goodwill and intangible assets as of June 30, 2015.

Based on the analysis, the Company recorded an impairment charge to goodwill of $2.1 million and intangible assets of $0.9 million in the second quarter of 2015.  This impairment was reported as part of the continuing operations results for the three and six months ended June 30, 2015. As a result, the Company has no goodwill or intangible assets remaining related to the Apex business.

With respect to the sale of CMAC, the goodwill that was specifically identified to the CMAC reporting unit was accounted for as part of the net assets sold.

As of June 30, 2015 and December 31, 2014, the Company’s intangible assets and accumulated amortization consist of the following (in thousands):

	June 30, 2015			December 31, 2014
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer relationships	$100	$(100)	$-	$100	$(100)	$-
Tradename	130	(130)	-	130	(130)	-
Internal use software	310	(310)	-	310	(310)	-
Covenant not to compete	90	(90)	-	90	(90)	-
Total (1)	$630	$(630)	$-	$630	$(630)	$-

(1) CMAC’s net intangible assets of $631,000 ($2,729,000 gross and $2,098,000 accumulated amortization) were reclassified and reflected as discontinued operations on the condensed consolidated balance sheet at December 31, 2014. Impairment charges of Apex’s net intangible assets of $958,000 ($3,764,000 gross and $2,806,000 accumulated amortization) were recorded in the second quarter of fiscal 2015.

The effect of foreign currency translation on the goodwill and intangible assets for the six months ended June 30, 2015 is approximately ($131,000) and ($86,000).

NOTE 7 – LINES OF CREDIT

SVB Line of Credit - The Company has a $10.0 million revolving line of credit with Silicon Valley Bank (“SVB”) which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement (“SVB Loan Agreement”).  Under the SVB Loan Agreement as amended February 27, 2013, SVB has also provided the Company with term loans as discussed at Note 8.  On February 27, 2015, the Company entered into an agreement to further amend the original SVB Loan Agreement dated December 15, 2006 to extend the maturity date of the revolving credit line provided thereunder to February 28, 2017. The February 27, 2015 amendment provides for interest at prime plus 3.25% in 2015, and provides for further interest rate reductions upon achievement of certain financial thresholds. The SVB Loan Agreement is secured by substantially all the assets of the Company. As of June 30, 2015 and December 31, 2014, the outstanding balance on the line of credit was approximately $2.7 and $5.8 million, respectively, and the interest rate was 6.5%.

Availability under the line of credit was approximately $0.8 million as of June 30, 2015. The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the Loan Agreement.  No letters of credit were outstanding as of June 30, 2015 or December 31, 2014.

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The February 27, 2015 amendment has certain financial covenant and other non-financial covenants.   The minimum Tangible Net Worth requirement of an $8.6 million deficit, which is to be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation) on or after February 1, 2015. Should the Company incur losses in a manner consistent with its recent historical financial performance, the Company will violate Tangible Net Worth covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred. Due to the technical default with the BDC term loan discussed above, the Company is technically in default due to the subordinated debt provisions of the Amended SVB Loan Agreement. The Company has had discussions with SVB regarding this technical default and is working with SVB to cure. A SVB lending officer has verbally indicated they do not intend on exercising legal rights under the Amended SVB Loan Agreement for this default, however, this is not evidenced in writing and thus is not enforceable.

RBC Line of Credit - The Company is party to a credit agreement, dated June 4, 2012 (the “RBC Credit Agreement”) with Royal Bank of Canada (“RBC”).  Under the RBC Credit Agreement, the revolving demand facility allows for borrowings up to CDN$200,000 based upon eligible accounts receivable.  Interest is based on the Royal Bank Prime (“RBP”) plus 1.5% and is payable on demand.  As of June 30, 2015 and December 31, 2014, the outstanding balance on the line of credit was $42,000 and $58,000, respectively, and the interest rate is 4.35%.  The RBC Credit Agreement is secured by the assets of Apex.  The revolving demand facility has certain financial covenants and other non-financial covenants.  The covenants were reset by RBC on August 16, 2013.  The Company was in compliance with the reset covenants at June 30, 2015 and December 31, 2014.  See further discussion regarding this condition at Note 8.

For the three months ended June 30, 2015 and 2014, the Company’s interest expense for the lines of credit, including amortization of deferred financing costs, was approximately $97,000 and $114,000, respectively. For the six months ended June 30, 2015 and 2014, the Company’s interest expense for the lines of credit, including amortization of deferred financing costs, was approximately $200,000 and $211,000, respectively.

RBC and SVB are party to a subordination agreement, pursuant to which RBC agreed to subordinate any security interest in assets of the Company granted in connection with the RBC Credit Agreement to SVB’s security interest in assets of the Company.

Under the RBC Credit Agreement, the lender provided Apex with a term loan as discussed at Note 8.

NOTE 8 – TERM DEBT

Term debt as of June 30, 2015, consists of the following (in thousands):

	Balance December 31, 2014	Additions	Payments	Amortization of Note Discount	Effect of Currency Translation	Balance June 30, 2015
RBC term loan	$358	$-	$(279)	$-	$(23)	$56

BDC term loan	1,462	-	-	-	(86)	1,376

SVB term loan	389	-	(167)	-	-	222

Note payable seller	200	-	-	-	(12)	188

Total note discounts	(16)	-	-	7	-	(9)
Total debt	$2,393	$-	$(446)	$7	$(121)	1,833

less current portion						(1,833)
Debt, net of current portion						$-

The Company’s debt is recorded at par value adjusted for any unamortized discounts.  Discounts and costs directly related to the issuance of debt are capitalized and amortized over the life of the debt using the effective interest rate method and is recorded in interest expense in the accompanying unaudited condensed consolidated statements of operations. Unamortized deferred financing costs of approximately $7,000 and $19,000 are included in other assets in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, respectively.

RBC Term Loan -- On June 4, 2012, Apex entered into the RBC Credit Agreement with RBC described in Note 7, pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000, including a term facility (“RBC Term Loan”) in the amount of CDN $2,500,000 (US$2,401,000 at the Closing Date). The RBC Term Loan accrues interest at RBP plus 4% (6.85% at June 30, 2015). Principal and interest is payable over a three year period at a fixed principal amount of CDN $70,000 a month beginning in July 2012 and continuing through June 2015.  Apex paid approximately $120,000 in financing costs, which has been recorded as deferred financing costs or note discount in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014, and is being amortized to interest expense over the term of the loan.

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The RBC Term Loan has certain financial covenants and other non-financial covenants.   On August 16, 2013 the RBC Credit Agreement was amended and certain financial covenants were modified.  Pursuant to the amended credit agreement and commencing with the fiscal year ended December 31, 2013, the Company is required to maintain a fixed coverage ratio, calculated on a consolidated basis of not less than 1.15:1 with a step-up to 1.25:1 as of March 31, 2014, tested on a rolling four quarter basis thereafter and a ratio of funded debt to EBITDA, calculated on an annual consolidated basis of not greater than 3.0:1, tested on a rolling four quarter basis thereafter.  The Company was in compliance with all of its RBC financial covenants as of June 30, 2015 and December 31, 2014. We expect to continue to meet the requirements of our RBC financial covenants over the remainder of the loan period. The final payment was originally scheduled to be paid in June 2015 and has been rescheduled with RBC for September 2015. Such agreement has not been documented in writing and is based on a verbal agreement with RBC.

BDC Term Loan -- On June 4, 2012, Apex also entered into the BDC Loan Agreement as part of the Apex Purchase Agreement described in Note 5, pursuant to which BDC made available to Apex a term credit facility (“BDC Term Loan”) in the aggregate amount of CDN $1,700,000 (USD $1,632,000 at the Closing Date). The BDC Term Loan accrues interest at the rate of 12.5% per annum, and matures on June 23, 2016, with an available one year extension for a fee of 2%, payable at the time of extension. The Company does not currently have the liquidity to repay this obligation when due. In addition to the interest payable, consecutive quarterly payments of CDN$20,000 as additional interest are due beginning on June 23, 2012, and subject to compliance with bank covenants, Apex will make a mandatory annual principal payment in the form of a cash flow sweep which will be equal to 50% of the Excess Available Funds (as defined by the BDC Loan Agreement) before discretionary bonuses based on the annual year end audited financial statements of Apex. The maximum annual cash flow sweep in any year will be CDN$425,000. As of June 30, 2015, the Company estimates that the cash sweep will be approximately $0. Such payments will be applied to reduce the outstanding principal payment due on the maturity date. In the event that Apex’s annual audited financial statements are not received within 120 days of its fiscal year end, the full CDN$425,000 becomes due and payable on the next payment date. Apex paid approximately $70,000 in financing costs which $35,000 has been recorded as deferred financing costs and $35,000 recorded as a note discount in the accompanying consolidated balance sheet and is being amortized to interest expense over the term of the loan using the effective interest rate method. As of June 30, 2015, there was approximately $8,000 in unamortized deferred financing costs and $8,000 in unamortized note discount.

The terms of the BDC loan agreement also provide for a fee to BDC in the event of the occurrence of any of the following:

(a)	if 50% or more of any company comprising Apex or the Company (consolidated assets or shares) is sold or merged with an unrelated entity; or

(b)	if there is a change of control of Apex and/or the Company prior to the Maturity Date or any extended maturity date of the BDC Term Loan,

In the event of (a) or (b) above, Apex will pay to BDC a bonus in an amount equal to 2% of the aggregate value of Apex and the Company determined as at the closing date of such transaction, which bonus shall become due and payable at the time of the closing of such transaction. Notwithstanding any prepayment of the BDC Term Loan, the bonus and Apex’s obligation to pay same to BDC will remain in full force and effect until the maturity date or any amended or extended maturity date agreed by BDC such that in the event of any sale, initial public offering or similar transaction, Apex’s obligation to pay the bonus amount to BDC will survive such prepayment.

The BDC Loan Agreement contains certain financial and non-financial covenants.  On August 22, 2013, the BDC Term Loan was amended and certain financial covenants were modified.  Pursuant to the amended loan agreement, the Company is required to maintain, for the duration of the investment, a term debt to equity ratio not exceeding 1.1:1 (measured annually); and an adjusted current ratio of 0.40:1 (measured annually) and revised yearly 120 days after each year end.  The Company was in compliance with all of its BDC financial covenants as of December 31, 2014. The next testing date for the financial covenants is December 31, 2015. As of June 2015, the Company does not comply with the covenant and is not expected to be in compliance at the December 31, 2015 testing date.

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company did not pay the interest due on the BDC Term Loan due for July 2015. BDC has advised the Company on July 30, 2015 that the financing is in arrears on interest and the Company also expects to not pay the August interest payment on this obligation. The failure to pay interest due is a violation of the terms of the financing agreement.

In the event either or both of the RBC Loan Agreement or the BDC Loan Agreement were deemed to be in default, RBC or BDC, as applicable, could, among other things (subject to the rights of SVB as the Company’s senior lender and the terms of the inter-creditor agreement), terminate the facilities, demand immediate repayment of any outstanding amounts, and foreclose on our assets. Any such action would require us to curtail or cease operations, as the Company does not currently have alternative sources of financing.

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

The Amended SVB Loan Agreement includes various customary covenants, limitations and events of default. Financial covenants, among others, include liquidity and fixed charge coverage ratios, minimum tangible net worth requirements and limitations on indebtedness.  As of June 30, 2015, the Company was in compliance with the tangible Net Worth financial covenant and had available a $0.8 million cushion over the requirement. Due to the technical default with the BDC Term Loan discussed above, the Company is technically in default due to the subordinated debt provisions of the Amended SVB Loan Agreement. The Company has had discussions with SVB regarding this technical default and is working with SVB to cure. A SVB lending officer has verbally indicated they do not intend on exercising legal rights under the Amended SVB Loan Agreement for this default, however, this is not evidenced in writing and thus is not enforceable.   Should the Company incur losses in a manner consistent with its recent historical financial performance, the Company will violate this covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred.

On February 27, 2013, the Company amended the Loan and Security Agreement which provided an additional term loan (the “SVB Term Loan”) of $1,000,000. The new term loan is due in 36 monthly installments of principal plus accrued interest beginning on April 1, 2013. The additional term loan accrues interest at 7.5% per annum. As of June 30, 2015 and December 31, 2014, the outstanding balance on the SVB Term Loan was approximately $222,000 and $389,000, respectively.

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

For the three months ended June 30, 2015 and 2014, the Company’s interest expense on the term debt, including amortization of deferred financing costs, was approximately $73,000 and $107,000, respectively. For the six months ended June 30, 2015 and 2014, the Company’s interest expense on the term debt, including amortization of deferred financing costs, was approximately $150,000 and $216,000, respectively.

In the event either or both RBC Loan Agreement and/or the BDC Loan Agreement were deemed to be in default (as noted above), then the Amended SVB Loan Agreement would be in default, which could, among other things, terminate the facility and term loan, demand immediate repayment of any outstanding amounts, and foreclose on our assets. Any such action would require us to curtail or cease operations, as the Company does not currently have alternative sources of financing.

Seller Note - In December 2014, the Company executed a convertible note payable with the seller of Apex for the fair value of the Apex Earn-Out. The note is payable in eight quarterly payments (“Installment Dates”) of principal and interest beginning July 1, 2014. The convertible notes accrues interest of 9% per annum for the first year and 11% for year two. The note is convertible, only on each Installment Date, at the option of the note holder, into shares of our common stock at a conversion price that is equal to the greater of the Canadian Dollar equivalent of the market price of our common stock on the day prior to the conversion using a fixed rate of US$1.00 = CDN$1.04, or the Canadian Dollar equivalent of US$1.00 = CDN$1.04. Given the fixed exchange rates, the embedded conversion option was not required to be bifurcated. The shares issuable under the note will be restricted but will have certain piggy back registration rights as set forth in the Apex Purchase Agreement.  The convertible note matures in June 2016. As of June 30, 2015 and December 31, 2014, the outstanding balance on the Seller Note was approximately $189,000 and $200,000, respectively. As of the date of this filing, the quarterly payments due March 30, 2015 and June 30, 2015 have not been paid. The Company is currently in default of the Seller Note as of the date of this filing. The seller of Apex has demanded payment in full including certain monitoring and administrative fees. The Company has accrued $51,000 as of June 30, 2015 for certain fees related to the demand payment.

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of June 30, 2015, the Company is authorized to issue 110,000,000 total shares of stock. Of that amount, 100,000,000 shares are common stock, each having a par value of $0.001. The remaining 10,000,000 shares are preferred stock, each having a par value of $0.001, of which 500,000 shares are designated as Series A Preferred Stock, of which 269,608 are issued and outstanding, 500,000 shares are designated as Series B Preferred Stock, of which 131,347 are issued and outstanding, 4,000,000 shares are designated as Series D Preferred Stock, of which 730,357 shares are issued and outstanding, and 2,000,000 are designated as Series E Preferred Stock, of which 416,533 shares are issued and outstanding.

(a) Cumulative Convertible Preferred Stock

A summary of preferred stock outstanding as of June 30, 2015 is as follows (in thousands, except share data):

Description

Series A Preferred, $0.001 par value per share, 500,000 shares designated, 269,608 shares issued and outstanding, liquidation preference of $975 plus cumulative dividends of $480	$1,455
Series B Preferred, $0.001 par value per share, 500,000 shares designated, 131,347 shares issued and outstanding, liquidation preference of $380 plus cumulative dividends of $138	518
Series D Preferred, $0.001 par value per share, 4,000,000 shares designated, 730,357 shares issued and outstanding (net of $1,374 in issuance costs), liquidation preference of $7,303 plus accrued PIK dividends of $445; cumulative imputed dividends and beneficial conversion feature of $1,621	7,502
Series E Preferred, $0.001 par value per share, 2,000,000 shares designated, 416,533 shares issued and outstanding (net of $875 in issuance costs), liquidation preference of $4,165 plus accrued PIK dividends of $295; cumulative imputed dividends of $110	3,401
Total convertible preferred stock	$12,876

Non-Payment of Required Dividend Payments

As discussed below, pursuant to the terms of the Series D and Series E Preferred Stock agreements, dividend payments totaling $445,000 and $295,000, respectively, were to be paid-in-kind stock for the quarter ended March 31, 2015 and the quarter ended June 30, 2015. Neither payment has been made as of the date of this filing and the Company is not in compliance with the specific terms of the related preferred stock agreements. Such amounts have been accrued as of June 30, 2015 and are reflected in the Current Liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Series D Preferred Stock

On December 20, 2012, we filed a Certificate of Designation of Series D Preferred Shares (the “Series D Certificate of Designation”) with the Secretary of State of Delaware.  Pursuant to the Series D Certificate of Designation, we designated 4,000,000 shares of our preferred stock as Series D Preferred Stock.  The Series D Preferred Stock has a Stated Value of $10.00 per share, votes on an as-converted basis with the common stock, and is convertible, at the option of the holder, into such number of shares of our common stock equal to the number of shares of Series D Preferred Stock to be converted, multiplied by the Stated Value, divided by the Conversion Price in effect at the time of the conversion. The initial Conversion Price is $1.00, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions.  As a result of the private placement closed on August 15, 2013 and August 21, 2013, the Conversion Price of the Series D Preferred Stock was reduced to $0.90.  As a result of the private placement closed on November 12, 2013 and November 22, 2013, the Conversion Price of the Series D Preferred Stock was reduced to $0.71.  As a result of the reduction in conversion price, the Company recorded a contingent beneficial conversion feature of $1.3 million.  The Series D Preferred Stock entitles the holder to cumulative dividends, payable quarterly, at an annual rate of (i) 8% of the Stated Value during the three year period commencing on the date of issue, and (ii) 12% of the Stated Value commencing three years after the date of issue.  We may, at our option, pay dividends in PIK Shares, in which event the applicable dividend rate will be 12% and the number of such PIK Shares issuable as a dividend will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of the Company’s common stock for the five prior consecutive trading days.  In April 2014, the Company issued 26,157 Series D Preferred Stock PIK dividend shares, for previously accrued dividends. The Board of Directors intends to declare a PIK dividend payable in the form of shares of Series D Preferred Stock.  The dividends will be payable to holders of record as of March 31, 2015 for accrued dividends for the period of January 1, 2015 to March 31, 2015 and to holders of record as of June 30, 2015 for accrued dividends for the period of April 1, 2015 to June 30, 2015.  As those shares were not issued as of June 30, 2015, they have not been included in the Series D Preferred Stock balance at June 30, 2015.  As such, the Company recorded an estimated dividend payable in Current Liabilities in the in the unaudited condensed consolidated balance sheets at June 30, 2015 at an estimated fair value of $445,000. The Company expects to issue accrued PIK dividends in August 2015.

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

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Series E Preferred Stock entitles the holder to cumulative dividends (subject to the prior dividend rights of the Company’s Series D Preferred Stock), payable quarterly, at an annual rate of (i) 10% of the Stated Value during the three year period commencing on the date of issue, and (ii) 14% of the Stated Value commencing three years after the date of issue. We may, at our option (subject to certain conditions), pay dividends in PIK shares, in which event the applicable dividend rate will be 14% and the number of shares issuable as a dividend will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of our common stock for the five prior consecutive trading days.  In April 2014, the Company issued 7,533 Series E Preferred Stock PIK dividend shares, for previously accrued dividends. The Board of Directors intends to declare a PIK dividend payable in the form of shares of Series E Preferred Stock.  The dividends will be payable to holders of record as of March 31, 2015 for accrued dividends for the period of January 1, 2015 to March 31, 2015 and to holders of record as of June 30, 2015 for accrued dividends for the period of April 1, 2015 to June 30, 2015.  As those shares were not issued as of June 30, 2015, they have not been included in the Series E Preferred Stock balance June 30, 2015.  As such, the Company recorded an estimated dividend payable in Current Liabilities in the unaudited condensed consolidated balance sheets at June 30, 2015 at an estimated fair value of $295,000. The Company expects to issue accrued PIK dividends in August 2015.

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

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b) Common Stock

For the six months ended June 30, 2015

There were no common stock issuances for the six months ended June 30, 2015.

For the year ended December 31, 2014

There were no common stock issuances for the year ended December 31, 2014.

(c) Warrants

For the six months ended June 30, 2015

There were no warrant issuances for the six months ended June 30, 2015.

For the year ended December 31, 2014

There were no warrant issuances for the year ended December 31, 2014.

The following table summarizes information about the Company’s outstanding common stock warrants as of June 30, 2014:

				Total Warrants		Weighted
				Outstanding	Total	Average
	Date		Strike	and	Exercise	Exercise
	Issued	Expiration	Price	Exercisable	Price	Price

Placement Agent Preferred Stock - Class D	Dec-12	Dec-17	1.10	704,200	$774,620
Common Stock Investor Warrants *	Aug-13	Aug-18	0.50	1,463,667	731,834
Placement Agent Warrants - Common Stock *	Aug-13	Aug-18	0.50	292,733	146,367
Placement Agent Preferred Stock - Class E	Nov-13	Nov-18	0.55	818,000	449,900
				3,278,600	$2,102,720	$0.64

*	warrants classified as liabilities

NOTE 10 – ESOP PLAN

The Company has an Employee Stock Ownership Plan (the “ESOP”) which covers all non-union employees. The Company’s contribution expense for the six months ended June 30, 2015, was $89,000 representing approximately $76,000 for the ESOP principal payment and $13,000 for the ESOP interest.  ESOP shares are allocated to individual employee accounts as the loan obligation of the ESOP to the Company is reduced.  These amounts were previously calculated on an annual basis by an outside, independent financial advisor.   Compensation costs relating to shares released are based on the fair value of shares at the time they are committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for the six months ended June 30, 2015 was approximately $32,000.  The fair value of the shares was $0.30 per share, based on the average of the daily market closing share price.

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

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Under the 2014 Plan, common stock incentives may be granted to officers, employees, directors, consultants, and advisors (and prospective directors, officers, managers, employees, consultants and advisors) of the Company and its affiliates can acquire and maintain an equity interest in the Company, or be paid incentive compensation, which may (but need not) be measured by reference to the value of our common stock. The 2014 Plan permits the Company to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and other stock bonus awards and performance compensation awards. For the six months ended June 30, 2015, the Company granted 239,148 stock options under the 2014 Plan.

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

A summary of the status of the plans as of June 30, 2015, and information with respect to the changes in options outstanding is as follows:

			Weighted -
	Options		Average	Aggregate
	Available	Options	Exercise	Intrinsic
	for Grant	Outstanding	Price	Value

December 31, 2014	2,114,106	1,385,894	$0.56	$-
Granted	(239,148)	239,148	0.50	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
June 30, 2015	1,874,958	1,625,042	$0.55	$-

Exercisable options at June 30, 2015		1,028,511	$0.68	$-

The following table summarizes information about stock options outstanding as of June 30, 2015:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.31 - 0.53	1,481,889	2.95	$0.41	890,889	2.09	$0.47
$1.33 - 2.03	88,874	1.51	1.90	88,874	1.51	1.90
$2.06 - 4.34	54,279	5.96	2.17	48,748	5.96	2.17
Total	1,625,042	2.97	$0.55	1,028,511	2.23	$0.68

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No awards were exercised during the six months ended June 30, 2015 and 2014, respectively. The total fair value of awards vested for the six months ended June 30, 2015 and 2014 was $47,000 and $52,000, respectively.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period. The fair value of options granted to directors during the three and six months ended June 30, 2015, was $21,000 and $39,000, respectively. The fair value of options granted during the three and six months ended June 30, 2014 was $19,000 and $58,000, respectively. The fair values were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Expected term	1.5 years	1.5 years	1.5 years	1.5 years
Expected volatility	197.2%	129.5%	176.90%	143.49%
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.46%	0.29%	0.44%	0.27%

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

Employee and director stock-based compensation costs for the three and six months ended June 30, 2015 and 2014, was $37,000 and $70,000 and $40,000 and $50,000, respectively, and is included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. As of June 30, 2015, total unrecognized estimated employee and director compensation cost related to stock options granted prior to that date was $132,000 which is expected to be recognized over a weighted-average vesting period of 2.3 years.

The weighted-average fair value on the date of grant of options granted during the six months ended June 30, 2015 and 2014 was $0.16 and $0.31, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its facilities and certain equipment under various operating leases which expire at various dates through fiscal 2020 and require us to pay a portion of the related operating expenses such as maintenance, property taxes, and insurance. There have been no material changes to our lease arrangements during the six months ended June 30, 2015. Please refer to Note 15 to the audited consolidated financial statements for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2015.

Rent expense for the six months ended June 31, 2015 and 2014, was $259,000 and $263,000, respectively.

Apex Lease - Between April 2015 and June 2015, Apex had been delinquent on its lease obligations to Harvester Properties of Burlington, Inc. In June 2015, Harvester Properties gave notice of termination of the lease agreement. Since that time, Apex has relocated its operations. There is $72,000 relating to these rent obligations including interest and other fees at June 30, 2015.

Apex Employment Agreement - The Company entered into an employment agreement with Donald Dalicandro, the Former Chief Executive Officer of Apex, as a result of the Apex acquisition. The agreement calls for annual bonus upon achieving certain results of operation at Apex for the 12 months ending July 31, 2013, 2014, and 2015.  Such bonuses are considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not his employment is retained.  The fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Apex Closing Date).  At June 30, 2015, there is CDN$0 (US$0) recorded in accrued bonus in the consolidated financial statements.

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On August 15, 2014, Mr. Toms resigned from his positions as Chief Executive Officer, President and member of the Company’s board of directors. On February 11, 2015, the SEC commenced a formal administrative proceeding against Mr. Toms. On March 26, 2015, the proceeding was stayed pending review by the SEC of Mr. Tom’s signed Offer of Settlement. In regards to the administrative proceeding against Mr. Toms, indemnification agreements are provided to the Company’s Directors and Executive Officers to minimize potential personal liability for actions taken in their capacity as Directors and Officers. The Company previously accrued $175,000 as a potential obligation related to the Company’s indemnification of Mr. Toms. As of June 30, 2015, $125,000 is included as part of Accrued Expenses in the unaudited condensed consolidated balance sheets. During the second quarter of 2015, $50,000 has been placed in escrow as payment under these agreements.

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

Forward Looking Statements

Some of the statements contained in this Quarterly Report on Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations of such terms, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of forward-looking statements.  Such statements reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face and otherwise, and actual events may differ from the assumptions underlying the statements that have been made as a result of the risks we face and otherwise.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include, without limitation, the risk factors discussed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 18, 2015 and the following:

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	Our ability to manage the growth of our business through internal growth and acquisitions;

●	The intensity of competition;

●	General economic conditions; and,

●	Our ability to attract and retain management, and to integrate and maintain technical and management information systems.

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

Mobile computing capabilities and usage continue to grow.  With choice comes complexity so helping our customers navigate the myriad of options is what we aim to do best.  The right choice may be an off-the-shelf application or a custom business application to fit a very specific business process.  DecisionPoint has the specialized resources and support structure to help our customers make the right choices, and then to deliver to those customers the hardware, software, connectivity and follow-up maintenance and other services that they need.  We address the mobile application needs of customers in the retail, manufacturing, transportation, warehousing, distribution, logistics and other market segments. We have a history of investing in building out our capabilities to support these markets and business needs and will continue to do so in the future as funds are available.  For example, in July 2012, we invested in the expansion of our custom software development capabilities through the acquisition of Illume Mobile in Tulsa, OK, which specializes in the custom development of specialized mobile business applications for Apple, Android and Windows Mobile devices.  Additionally, through the acquisition of Illume Mobile we acquired a cloud-based, horizontal software application “ContentSentral” which manages and distributes multiple types of corporate content (for example, PDF, video, images, and spreadsheets) on mobile tablets used by field workers.  We also substantially increased our software products expertise with the acquisition in June 2012 of Apex in Canada.  The APEXWare™ software suite significantly expanded our field sales/service software offerings.  APEXWare™ is a purpose-built mobile application suite well suited to the automation of field sales/service and warehouse workers. Additionally, we continue to expand our deployment and MobileCare support offerings.  In 2012 we moved our headquarters location to a larger facility in Irvine, CA in order to accommodate the expansion of our express depot and technical support organizations.  In 2013 we consolidated out East Coast depot facility into our larger facility in Irvine, CA in order to provide our East Coast customers with later service hours and to gain some economies of scale.  We also continue to invest in our “MobileCare EMM” enterprise mobility management offering.  We are continuing to extend our mobile device management (“MDM”) offering from our historically ruggedized mobile computer customer base to address the growing use of consumer devices by clients and others and to support the Bring Your Own Device (“BYOD”) and Bring Your Own Application (“BYOA”) movements affecting commerce and our industry in general.

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

Recent Events

Sale of CMAC Operations

As part of our efforts to evaluate its liquidity and capital resource needs for 2015 and focus on core value-added segments of its business, we decided in the second quarter to consider discontinuing the CMAC, Inc. (“CMAC”) business after the recent loss of a significant customer of the business unit. Thereafter, the opportunity arose to sell the business to its former owner, our former Senior Vice President. On June 30, 2015, we completed the sale of 100% of the issued and outstanding share capital of CMAC and recorded a loss on sale of $157,000, which is classified as loss on sale of discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss. The agreement provided for the sale of substantially all of the assets and liabilities of CMAC for $302,000 in cash consideration and $348,000 in liabilities forgiven by the CMAC purchaser. We have accounted for this business as discontinued operations and accordingly, our unaudited condensed consolidated financial statements and accompanying notes for current and prior periods have been restated to present the results of operations of CMAC as discontinued operations. In addition, the assets and liabilities have been treated and classified as discontinued operations in the accompanying condensed consolidated balance sheets as of June 30, 2015 and have been restated at December 31, 2014 to provide a comparable presentation.

APEX Matters

We are currently in default on certain obligations as of June 30, 2015. We have not made the final payment on the Royal Bank of Canada (“RBC”) Term Loan was originally scheduled to be paid in June 2015. The payment has been rescheduled with RBC for September 2015. Such agreement has not been documented in writing and is based on a verbal agreement with RBC. The Company also did not pay interest due on the BDC, Inc. (“BDC”) Term Loan due for July 2015. BDC has advised us on July 30, 2015 that the financing is in arrears on interest and we also expect to not pay the August interest payment on this obligation. The failure to pay interest due is a violation of the terms of the financing agreement.

We are currently in default on the Apex seller Note as of the date of this filing. The seller of Apex has demanded payment in full including certain monitoring and administrative fees. We have accrued $51,000 as of June 30, 2015 for certain fees related to the demand payment. Between April 2015 and June 2015, Apex had been delinquent on its lease obligations to Harvester Properties of Burlington, Inc. In June 2015, Harvester Properties gave notice of termination of the lease agreement. Since that time, Apex has relocated its operations. There is $72,000 relating to these rent obligations including interest and other fees at June 30, 2015.

Former Employee Matters

For the three and six months ended June 30, 2015, there is a significant decrease in sales to certain customers in our North East region as a result of four former employees who have resigned and are now working for one of our competitors (see further discussion under Part II – Other Information, Item 1: Legal Proceedings).

Non-Payment of Required Dividend Payments

Pursuant to the terms of the Series D and Series E Preferred Stock agreements, dividend payments totaling $445,000 and $295,000, respectively, were to be paid-in-kind stock for the quarter ended March 31, 2015 and the quarter ended June 30, 2015. Neither payment has been made as of the date of this filing and we are not in compliance with the specific terms of the related preferred stock agreements. Such amounts have been accrued as of June 30, 2015 and are reflected in the Current Liabilities in the accompanying unaudited condensed consolidated balance sheets.

Results of Continuing Operations

In the tables presented below, all dollar amounts have been rounded to the nearest million and all percentages are actual. Due to rounding, totals may not sum exactly.

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
		(Restated)			(Restated)
Net sales	$9,370	$12,990	(27.9%)	$19,171	$26,350	(27.2%)
Gross profit	1,763	2,805	(37.1%)	3,885	5,681	(31.6%)
Total operating expenses	5,117	2,703	89.4%	7,477	5,827	28.3%
Operating (loss) income from continuing operations	(3,354)	102	(3,372.3%)	(3,592)	(146)	2355.9%
Net (loss) income from continuing operations, before income taxes	(3,248)	(183)	1,679.8%	(3,810)	(379)	904.6%
Income tax benefit from continuing operations	63	(51)	(225.2%)	35	(20)	(273.7%)
Net (loss) income from continuing operations	(3,311)	(132)	2402.7%	(3,845)	(359)	970.5%
Discontinued operations:
Loss on sale of discontinued operations, net of tax	(89)	-		(89)	-
Income (loss) from discontinued operations, net of tax	(48)	112	(142.5%)	(94)	227	(141.3%)
Net loss	(3,448)	(20)	17230.2%	(4,028)	(132)	2994.0%

Net Sales

Net sales for the three and six months ended June 30, 2015 and 2014 is summarized below:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
		(Restated)			(Restated)
Hardware	$6,122	$8,781	(30.3%)	$12,577	$18,133	(30.6%)
Professional services	2,270	2,957	(23.2%)	4,664	5,670	(17.7%)
Software	689	847	(18.6%)	1,307	1,789	(26.9%)
Other	289	405	(28.7%)	623	758	(17.8%)
	$9,370	$12,990	(27.9%)	$19,171	$26,350	(27.2%)

Net sales were $9.4 million for the three months ended June 30, 2015, compared to $13.0 million for the same period ended June 30, 2014, a decrease of $3.6 million or 27.9%. The decrease was driven principally by our hardware category, which declined by $2.7 million, or 30.3% over the comparable period.  The decrease in hardware sales was due to several large retail customers with lower than expected sales for the three months ended June 30, 2015.

Net sales were $19.2 million for the six months ended June 30, 2015, compared to $26.4 million for the same period ended June 30, 2014, a decrease of $7.2 million or 27.2%. The decrease was driven principally by our hardware category, which declined by $5.6 million, or 30.6% over the comparable period.  The decrease in hardware sales was due to several large retail customers in the first and second quarters of 2015 with lower than expected sales.

For the three and six months ended June 30, 2015, the significant decrease in sales is related to certain retail customers in our North East region as a result of the departure of four former employees who are now working for our competitor.

Cost of Sales

Cost of sales for the three and six months ended June 30, 2015 and 2014 is summarized below:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
		(Restated)			(Restated)
Hardware	$5,113	$7,152	(28.5%)	$10,302	$14,713	(30.0%)
Professional services	1,505	1,855	(18.8%)	3,138	3,595	(12.7%)
Software	759	864	(12.1%)	1,352	1,765	(23.4%)
Other	229	314	(27.2%)	493	595	(17.2%)
	$7,607	$10,185	(25.3%)	$15,286	$20,669	(26.0%)

The cost of sales line includes hardware costs, third party licenses, costs associated with third party professional services, salaries and benefits for project managers and software engineers, freight, consumables and accessories.

Cost of sales was $7.6 million for the three months ended June 30, 2015, compared to $10.2 million for the same period ended June 30, 2014, a decrease of $2.6 million or 25.3%. The decrease in cost of sales for hardware of 28.5% for the three months ended June 30, 2015 compared to the same period in 2014 was approximately in proportion to the decrease in hardware sales. The decrease in cost of sales for professional services from the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was 18.8%, less than the professional services revenue decline of 23.2% for the same period, which was due to fixed costs in professional service personnel carried throughout the period.

Cost of sales was $15.3 million for the six months ended June 30, 2015, compared to $20.7 million for the same period ended June 30, 2014, a decrease of $5.4 million or 26.0%. The decrease in cost of sales for hardware of 30.0% for the six months ended June 30, 2015 compared to the same period in 2014 was consistent with hardware sales decrease. The decrease in cost of sales for professional services of 12.7% for the six months ended June 30, 2015 compared to the same period in 2014 is correlated to the decrease in net sales for professional services of 17.7% offset by fixed costs in professional service personnel carried throughout the period.

Gross Profit

Gross profit for the three and six months ended June 30, 2015 and 2014 is summarized below:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
		(Restated)			(Restated)
Hardware	$1,009	$1,629	(38.1%)	$2,275	$3,420	(33.5%)
Professional services	765	1,102	(30.6%)	1,526	2,075	(26.5%)
Software	(70)	(17)	310.3%	(45)	24	(292.4%)
Other	60	91	(34.1%)	130	163	(20.2%)
	$1,763	$2,805	(37.1%)	$3,885	$5,681	(31.6%)
As a percentage of sales	18.8%	21.6%	(2.8%)	20.3%	21.6%	(1.3%)

Our gross profit was $1.8 million for the three months ended June 30, 2015, compared to $2.8 million for the same period ended June 30, 2014, a decrease of $1.0 million or 37.1%. Our gross margin decreased by 277 basis points to 18.8% in 2015, from 21.6% in the comparable period of 2014. Our gross margin declined due to changes product mix related to hardware sales along with higher recognized fixed costs for professional services.

Our gross profit was $3.9 million for the six months ended June 30, 2015, compared to $5.7 million for the same period ended June 30, 2014, a decrease of $1.8 million or 31.6%. Our gross margin decreased by 130 basis points to 20.3% in 2015, from 21.6% in the comparable period of 2014. Our gross margin declined primarily due to higher fixed costs associated with professional services.

Selling, General and Administrative Expenses

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
		(Restated)			(Restated)
Selling, general and administrative expenses	$2,070	$2,703	(23.4%)	$4,430	$5,827	(24.0%)
Goodwill and intangible asset impairment charge	$3,047	-		3,047	-
As a percentage of sales	22.1%	20.8%	1.3%	23.1%	22.1%	1.0%

Excluding the impact of goodwill and intangible asset impairment, selling general and administrative expenses were $2.1 million for the three months ended June 30, 2015, compared to $2.7 million for the same period in the prior year.  This represents a decrease of $0.6 million, or 23.4%.

Excluding the impact of goodwill and intangible asset impairment, selling general and administrative expenses were $4.4 million for the six months ended June 30, 2015, compared to $5.8 million for the same period in the prior year.  This represents a decrease of $1.4 million, or 24.0%.

Overall decrease in Selling, general administrative expenses for the three and six months ended June 30, 2015 from the prior comparable periods is primarily related to reductions in headcount and associated salaries and commissions along with other reductions in general expenses.

Subsequent to the 2014 annual impairment test, and during the second quarter ended June 30, 2015, we concluded there were indicators of potential goodwill impairment for our Apex business based on changes in our long-term strategy and outlook for Apex. As a result of identifying indicators of impairment, we performed an impairment review of goodwill and intangible assets as of June 30, 2015.

Based on the analysis, we recorded an impairment charge to goodwill of $2.1 million and intangible assets of $0.9 million in the second quarter of 2015.  This impairment was reported as part of the continuing operations results for the three and six months ended June 30, 2015. As a result, we have no goodwill or intangible assets remaining related to the Apex business.

No on-going corporate costs or general overhead expenses were allocated to discontinued operations.

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

Depreciation and Amortization

We account for a portion of our depreciation and amortization expense as cost of sales, and the remainder as selling, general and administrative expense. Depreciation and amortization for the three and six month periods ended June 30, 2015 and 2014 is summarized below:

	Three Months Ended			Six Months Ended
	June 30,		Increase	June 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
		(Restated)			(Restated)
Depreciation and amortization
In cost of sales	$0.1	$0.2	(35.8%)	$0.3	$0.4	(36.0%)
In operating expenses	0.1	0.1	(51.9%)	0.1	0.2	(52.5%)
Total depreciation and amortization	$0.2	$0.3	(41.7%)	$0.4	$0.7	(42.1%)
As a percentage of sales	2.1%	2.6%	(0.5%)	2.0%	2.6%	(0.5%)

The reduction in depreciation and amortization was principally as a result of a decrease in the amortization of intangible assets.

Interest Expense

Interest expense arises from our outstanding balances under our lines of credit and from our outstanding subordinated debt.

Interest expense was $219,000 for the three months ended June 30, 2015, compared to $222,000 for the same period in the prior year. The $2,000 decrease in interest expense reflected a decrease in our average outstanding general debt obligations during the three months ended June 30, 2015 compared to the similar period in the prior year offset by increased interest fees associated with the default in the Apex seller’s note.

Interest expense was $401,000 for the six months ended June 30, 2015, compared to $429,000 for the same period in the prior year. The $28,000 decrease in interest expense reflected a decrease in our average outstanding general debt obligations during the six months ended June 30, 2015 compared to the similar period in the prior year offset by increased interest fees associated with the default in the Apex seller’s note.

Discontinued Operations

On June 30, 2015, we completed the sale of 100% of the issued and outstanding share capital of CMAC and recorded a loss on sale of $157,000, which is classified as loss on sale of discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company’s unaudited condensed consolidated financial statements and accompanying notes for current and prior periods have been restated to present the results of operations of CMAC as discontinued operations. In addition, the assets and liabilities have been treated and classified as discontinued operations in the accompanying condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014.

The loss on sale of CMAC was determined as follows (in thousands):

Assets sold
Deferred costs	$506
Other current assets	81
Intangible assets	459
Goodwill	678
Other long term assets	208
Total assets	1,932

Liabilities assumed by purchaser
Unearned revenue - current	782
Other current liabilities	19
Unearned revenue - long term	296
Other long term liabilities	28
Total liabilities	1,125
Net assets sold	807
Cash received	(302)
Non-cash consideration-liabilities forgiven by CMAC purchaser	(348)
Net loss on sale of discontinued operations, before income tax	157
Income tax benefit on loss on sale	(68)
Net loss on sale of discontinued operations, net of tax	$89

The carrying amounts of the major classes of CMAC assets and liabilities that are classified as discontinued operations on the accompanying condensed consolidated balance sheets are as follows (in thousands):

	June 30,	December 31,
	2015	2014
ASSETS
Current assets
Accounts receivable, net	$-	$1,144
Inventory, net		37
Deferred costs	-	645
Deferred tax asset	-	2
Prepaid expenses and other current assets	-	1
Total current assets of discontinued operations	-	1,829

Noncurrent assets
Other assets, net	-	15
Deferred costs, net of current portion	-	310
Goodwill	-	678
Intangible assets, net	-	631
Total noncurrent assets of discontinued operations	-	1,634
Total assets held for sale	$-	$3,463
LIABILITIES
Current liabilities
Accounts payable	$-	$263
Accrued expenses and other current liabilities	-	727
Unearned revenue	-	1,003
Total current liabilities of discontinued operations	-	1,993

Noncurrent liabilities
Unearned revenue, net of current portion	-	455
Other long term liabilities	-	32
Total noncurrent liabilities of discontinued operations	-	487
Total liabilities of discontinued operations	$-	$2,480

The reconciliation of the major classes of income and expense constituting income (loss) from discontinued operations on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Net sales	$1,207	$3,524	$3,156	$6,873
Cost of sales	944	2,547	2,432	5,197
Selling, general & administrative expenses	315	714	812	1,307
Operating (loss) income from discontinued operations	(52)	263	(88)	369
Other expense (income)
Interest expense	4	-	6	-
Other income	(1)	-	-	-
Total other expense from discontinued operations	3	-	6	-
(Loss) income from operations, before income tax	(55)	263	(94)	369
Income tax (benefit) provision on operations	(7)	151	-	142
(Loss) income from discontinued operations, net of tax	$(48)	$112	$(94)	$227

Net loss on sale of discontinued operations, before income tax	$(157)	$-	$(157)	$-
Income tax benefit on loss on sale of discontinued operations	68	-	68	-
Loss on sale of discontinued operations, net of tax	$(89)	$-	$(89)	$-

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

We are currently in default on certain obligations as of June 30, 2015. We have not made the final payment on the RBC Term Loan was originally scheduled to be paid in June 2015. The payment has been rescheduled with RBC for September 2015. Such agreement has not been documented in writing and is based on a verbal agreement with RBC. We also did not pay interest due on the BDC Term Loan due for July 2015. BDC has advised us on July 30, 2015 that the financing is in arrears on interest and we also expects to not pay the August interest payment on this obligation. The failure to pay interest due is a violation of the terms of the financing agreement.

We are currently in default on the Apex seller Note as of the date of this filing. The seller of Apex has demanded payment in full including certain monitoring and administrative fees. We have accrued $51,000 as of June 30, 2015 for certain fees related to the demand payment. Between April 2015 and June 2015, Apex had been delinquent on its lease obligations to Harvester Properties of Burlington, Inc. In June 2015, Harvester Properties gave notice of termination of the lease agreement. Since that time, Apex has relocated its operations. There is $72,000 relating to these rent obligations including interest and other fees at June 30, 2015.

Due to the technical default with the BDC term loan discussed above, we are technically in default due to the subordinated debt provisions of the Amended SVB Loan Agreement. We have had discussions with SVB regarding this technical default and is working with SVB to cure. A SVB lending officer has verbally indicated they do not intend on exercising legal rights under the Amended SVB Loan Agreement for this default, however, this is not evidenced in writing and thus is not enforceable.

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

In the quarter ended June 30, 2015, we experienced a decrease in revenue from continuing operations of $3.6 million, or 27.9% compared to the quarter ended June 30, 2014, and a $7.2 million, or 27.2% decrease in revenue for the six months ended June 30, 2015 over the comparable six months of 2014. In the quarter ended June 30, 2015, and excluding the impact of goodwill and intangible asset impairment charge of $3.047 million, we experienced operating loss from continuing operations of $307,000 compared to the operating income from continuing operations of $102,000 for the quarter ended June 30, 2014, and a $545,000 operating loss from continuing operations for the six months ended June 30, 2015 compared to an operating loss from continuing operations of $146,000 for the comparable period in 2014. At June 30, 2015 and December 31, 2014 we had a substantial working capital deficit, excluding discontinued operations, totaling $10 million and $7.8 million, respectively. Although a portion of this deficit is associated with deferred costs and unearned revenues, the liabilities that are expected to be satisfied in the foreseeable future in cash far exceed our receivables and other assets that are expected to be satisfied in cash.  In addition, as a consequence of our recent historical results of operations, availability under the credit line has contracted and our overall liquidity has become further constrained. We are dependent upon future growth in net sales to meet our liquidity needs and our debt covenants for the next twelve months.

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

As of June 30, 2015 and December 31, 2014, the outstanding balance on our SVB line of credit was approximately $2.7 and $5.8 million, respectively, and the interest rate was 6.5%. As of June 30, 2015, there was $0.8 million available under the SVB line of credit. The February 27, 2015 amendment has certain financial covenant and other non-financial covenants.   The minimum Tangible Net Worth requirement of an $8.6 million deficit, which is to be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation) on or after February 1, 2015.  Should the Company incur losses in a manner consistent with its recent historical financial performance, the Company will violate Tangible Net Worth covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred. Due to the technical default with the BDC term loan discussed above, the Company is technically in default due to the subordinated debt provisions of the Amended SVB Loan Agreement. The Company has had discussions with SVB regarding this technical default and is working with SVB to cure. A SVB lending officer has verbally indicated they do not intend on exercising legal rights under the Amended SVB Loan Agreement for this default, however, this is not evidenced in writing and thus is not enforceable.

We have $0.1 million of term debt with the Royal Bank of Canada (the “RBC Term Loan”), $1.4 million (US$) of term debt with the BDC (the “BDC Term Loan”) and $0.2 million of term debt with SVB (the “SVB Term Loan”).  For more information regarding these Term Loans, please see our Annual Report on Form 10-K filed with the SEC on March 18, 2015.  All three Term Loans have financial covenants.  The Company was in compliance with the covenants of these Term Loans at December 31, 2014. At June 30, 2015, the Company was in compliance with the covenants of its RBC and SVB term loans.  The next testing date for the BDC financial covenants is December 31, 2015.  As of June 2015, the Company does not comply with the BDC covenant and is not expected to be in compliance at the December 31, 2015 testing date. For the six months ended June 30, 2015, we were able to achieve $1.9 million positive operating cash flow from continuing operations.  The final payment was originally scheduled to be paid in June 2015 and has been rescheduled with RBC for September 2015.

The Company did not pay the interest due on the BDC Term Loan due for July 2015. BDC has advised the Company on July 30, 2015 that the financing is in arrears on interest. Continued failure to pay interest due could result in a violation of the terms of the financing agreement.

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

Adjusted Working Capital from continuing operations, excluding discontinued operations and classified assets and liabilities held for sale, at June 30, 2015 and December 31, 2014 are computed as follows (in thousands):

	June 30,	December 31,
	2015	2014

Current assets	$8,240	$18,427
Current liabilities	18,214	26,369

Working capital - U.S. GAAP	(9,974)	(7,942)
Deferred costs	(2,679)	(2,532)
Deferred revenue	4,254	5,915

Current assets of discontinued operations	—	(1,829)
Current liabilities of discontinued operations	—	1,993

Adjusted working capital from continuing operations- Non-GAAP measure	$(8,399)	$(4,395)

2015 Financing

We have not engaged in any securities issuances or other material capital raising in the first six months of 2015.

2014 Financings

We have not engaged in any securities issuances or other material capital raising in the first six months of 2014.

Cash Flows from Operating, Investing and Financing Activities

Information about our cash flows, by category, is presented in the accompanying unaudited Condensed Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014 (in millions):

	Six Months Ended June 30,
	2015	2014	Increase/(Decrease)

Operating activities	$2.3	$1.1	$1.2	(111.4%)
Investing activities	0.2	(0.0)	0.2	(674.5%)
Financing activities	(3.9)	(0.2)	(3.7)	1688.5%

Cash provided by operating activities during the first six months of 2015 increased by $1.2 million over the same period in the prior year. The increase was primarily driven by changes in net working capital and other balance sheet changes, most notably from a $4.5 million decrease in accounts receivable due to timing of receivable collections and a $1.3 million decrease in inventory offset by a decrease in accounts payable of $1.6 million and unearned revenue of $1.0 million. The changes in net working capital were offset by non-cash expenses as noted below.

During the six months ended June 30, 2015, net cash provided by operating activities was $2.3 million. Our net loss was $3.8 million in the first six months of 2015, a portion of which was the result of non-cash transactions during the period. Specifically, we had non-cash expense of $70,000 related to employee and non-employee stock based compensation, $43,000 in amortization of deferred financing costs, $3.0 million for impairment of goodwill and intangible assets related to Apex, $0.2 million in the change of fair value of warrants and $0.4 million of other non-cash transactions such as depreciation and amortization.

During the six months ended June 30, 2014, net cash provided by operating activities was $1.1 million. Our net loss was $359,000 during the first six months of 2014, a portion of which was the result of non-cash transactions during the period. Specifically, we had a $0.8 million non-cash expense including depreciation and amortization, employee and non-employee stock-based compensation.

Net cash provided by or (used in) investing activities was $0.2 million during the six months ended June 30, 2015 and increased by $0.2 million over the comparable six months of 2014. The increase was related to cash received for the sale of CMAC.

During the six months ended June 30, 2015, net cash used in financing activities was $3.9 million, due to $0.1 million in paid financing costs, a net $3.1 million in repayments under lines of credit, $0.4 million in repayments under our term loans, and $0.3 million in payments for the Series D and Series E Preferred Stock dividends.

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

Discontinued Operations

Net cash flows provided by discontinued operations were $0.5 million for the six months ended June 30, 2015 and consisted of $0.6 million of cash flows provided by operating activities.

Net cash flows provided by discontinued operations were $0.8 million for the six months ended June 30, 2014 and consisted of $0.6 million of cash flows provided by operating activities.

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

There have been no material changes to the Company's critical accounting policies during the six months ended June 30, 2015.  See Footnote 2 of the Company's consolidated financial statements included in the Company's 2014 Annual Report on Form 10-K filed on March 18, 2015 with the SEC, for a description of the Company's critical accounting policies. See Note 3 in the accompanying unaudited condensed consolidated financial statements for the impact on the financial statements of the discontinued operation presentation.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 states that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. On July 9, 2015, the FASB voted to delay the effective date of the new revenue standard by one year but to permit entities to choose to adopt the standard as of the original effective date. The new standard will be effective for the Company on January 1, 2018. We are currently evaluating the method of adoption and the potential impact the update may have on its financial statements.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2015.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

On August 15, 2014, Mr. Toms resigned from his positions as Chief Executive Officer, President and member of the Company’s board of directors. On February 11, 2015, the SEC commenced a formal administrative proceeding against Mr. Toms. On March 26, 2015, the proceeding was stayed pending review by the SEC of Mr. Toms’ signed Offer of Settlement. In regards to the administrative proceeding against Mr. Toms, indemnification agreements are provided to our Directors and Executive Officers to minimize potential personal liability for actions taken in their capacity as Directors and Officers. We have previously accrued $175,000 as a potential obligation related to the Company’s indemnification of Mr. Toms. As of June 30, 2015, $125,000 is included as part of Accrued Expenses in the unaudited condensed consolidated balance sheets. During the second quarter of 2015, $50,000 has been placed in escrow as payment under these agreements.

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

On April 9, 2015, District Court Judge Claire C. Cecchi granted the Company’s motion for a temporary restraining order against the Defendants, ordering them to return all Company information, forbidding them from using any confidential information and restraining them from soliciting Company customers. On or about April 21, 2015, the Court held a conference on the Company’s motion for a preliminary injunction and entered interim relief pending trial, including a prohibition against the Defendants soliciting certain named Company customers. The minutes of the conference were sealed to protect the confidentiality of the identity of the customers. On May 1, 2015, the parties appeared for a conference before Magistrate Judge James B. Clark, who ordered that discovery begin immediately on an expedited basis. Contemporaneously with the commencement of our lawsuit to Federal court in New Jersey, Tolt Solutions, Inc. filed suit against the Company in state court in New York City, alleging that we had engaged in business defamation. On May 12, 2015, we answered Tolt's complaint, denying all charges, and filed a separate lawsuit in the same court against John Chis, who had resigned as the Company’s Senior Vice President of Sales in November 2014 and then joined Tolt, and who we allege has orchestrated or helped orchestrate the defendants' in the New Jersey case and Tolt's multiple unlawful actions against us and has, among other things, violated his duties as a senior executive while working for the Company, and engaged in further unlawful actions since leaving the Company. On or about May 12, 2015, Tolt voluntarily dismissed its defamation claim against the Company, and thereafter, the Company filed a complaint against Tolt in New York State Supreme Court alleging that Tolt induced Chis to breach his fiduciary duty to the Company and violated a confidentiality agreement with the Company. Both Tolt and Chis have moved to dismiss the claims against them and their motions are due to be heard on September 9, 2015. The Company intends to continue to vigorously pursue its remedies.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

2.1	Stock Purchase Agreement by and among DecisionPoint Systems International, Inc., CMAC, Inc., CMAC Purchaser, LLC, Bryan E. Moss and Byron M. Allen dated June 30, 2015 *
10.1	Severance Agreement between DecisionPoint Systems, Inc. and Greg A. Henry, dated May 1, 2015. *
10.2	Severance Agreement between DecisionPoint Systems, Inc. and Michael P Roe, dated May 1, 2015. *
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) *
31.2	Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) *
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 **
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 **

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DecisionPoint Systems, Inc.

Date: August 24, 2015	By:	/s/ Greg A. Henry
Greg A. Henry
Chief Executive Officer (Principal Executive Officer)

Date: August 24, 2015	By:	/s/ Michael P. Roe
Michael P. Roe
Chief Financial Officer (Principal Financial and Accounting Officer)

