Form 10-Q
period 2015-09-30
DecisionPoint Systems, Inc.
filed 2015-11-13
CIK 1505611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

The number of shares of common stock, par value $0.001 per share of DecisionPoint Systems, Inc. outstanding as of the close of business on November 11, 2015, were 12,729,563.

DECISIONPOINT SYSTEMS, INC.

PART I FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

DECISIONPOINT SYSTEMS, INC.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	September 30,	December 31,
	2015	2014
ASSETS		(Restated)
Current assets
Cash	$260	$1,616
Accounts receivable, net	4,907	10,354
Inventory, net	208	1,998
Deferred costs	2,104	2,532
Deferred tax assets	-	19
Prepaid expenses and other current assets	148	79
Assets of discontinued operations	-	1,829
Total current assets	7,627	18,427

Property and equipment, net	189	145
Other assets, net	33	109
Deferred costs, net of current portion	951	1,004
Goodwill	5,304	7,524
Intangible assets, net	-	1,414
Assets of discontinued operations	-	1,634
Total assets	$14,104	$30,257

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$7,018	$9,736
Accrued expenses and other current liabilities	2,528	2,028
Lines of credit	3,329	5,811
Current portion of debt	1,626	813
Due to related parties	170	73
Unearned revenue	3,273	5,915
Liabilities related to discontinued operations	-	1,993
Total current liabilities	17,944	26,369

Long term liabilities
Unearned revenue, net of current portion	1,320	1,560
Debt, net of current portion and discount	-	1,580
Deferred tax liabilities	88	461
Warrant liability	82	519
Other long term liabilities	166	194
Liabilities related to discontinued operations	-	487
Total liabilities	19,600	31,170

Commitments and contingencies	-	-
STOCKHOLDERS' DEFICIT
Cumulative Convertible Preferred stock, $0.001 par value, 10,000,000 shares authorized, 1,547,845 shares issued and outstanding, including cumulative and imputed preferred dividends of $2,376 and $2,295, and with a liquidation preference of $14,663 and $13,640 at September 30, 2015 and December 31, 2014, respectively	12,903	12,822
Common stock, $0.001 par value, 100,000,000 shares authorized, 12,883,446 issued and 12,729,563 outstanding as of September 30, 2015, and as of December 31, 2014	13	13
Additional paid-in capital	17,257	17,252
Treasury stock, 153,883 shares of common stock	(205)	(205)
Accumulated deficit	(35,367)	(30,292)
Unearned ESOP shares	(369)	(484)
Accumulated other comprehensive income	272	(19)
Total stockholders’ deficit	(5,496)	(913)
Total liabilities and stockholders' deficit	$14,104	$30,257

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
		(Restated)		(Restated)

Net sales	$8,240	$11,608	$27,410	$37,809

Cost of sales	6,562	9,205	21,848	29,724

Gross profit	1,678	2,403	5,562	8,085

Selling, general and administrative expense	1,730	2,419	6,160	8,246
Goodwill and intangible asset impairment	-	-	3,047	-

Operating loss	(52)	(16)	(3,645)	(161)

Other expense:
Interest expense	178	229	580	658
Fair market value adjustment of warrant liabilities	(205)	(88)	(437)	(254)
Other (income) expense, net	58	17	106	(12)
Total other (income) expense	31	158	249	392

Net loss from continuing operations, before income taxes	(83)	(174)	(3,894)	(553)

Benefit for income taxes from continuing operations	(312)	(307)	(277)	(327)

Net (loss) income from continuing operations	229	133	(3,617)	(226)

Discontinued operations:
Loss on sale of discontinued operations, net of tax	-	-	(89)	-
Loss from discontinued operations, net of tax	-	(696)	(94)	(469)
Net (loss) income	229	(563)	(3,800)	(695)

Cumulative and imputed dividends on Series A and B preferred stock	(27)	(27)	(81)	(81)
Cash and imputed dividends on Series D and E preferred stock	-	(307)	-	(921)
Accrued paid-in-kind dividends on Series D and Series E preferred stock	(454)	-	(1,194)	-

Net loss attributable to common shareholders	$(252)	$(897)	$(5,075)	$(1,697)

Basic and diluted net loss per common share:
Continuing operations	$(0.02)	$(0.02)	$(0.39)	$(0.10)
Discontinued operations	-	(0.05)	(0.02)	(0.04)
Net loss per share	$(0.02)	$(0.07)	$(0.41)	$(0.14)

Weighted average shares outstanding - Basic and diluted	12,480,524	12,369,840	12,453,055	12,342,371

Other comprehensive (loss) income, net of tax
Net (loss) income	$229	$(563)	$(3,800)	$(695)
Foreign currency translation adjustment	272	-	291	(24)

Comprehensive (loss) income	$501	$(563)	$(3,509)	$(719)

See accompanying notes to unaudited condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:		(Restated)
Net loss from continuing operations	$(3,617)	$(226)
Net loss from discontinued operations	(183)	(469)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on sale of discontinued operations, net of tax	89	-
Depreciation and amortization	404	996
Amortization of deferred financing costs and note discount	46	117
Employee and Director stock-based compensation	101	89
Change in fair value of warrants	(437)	(254)
ESOP compensation expense	20	37
Gain/loss on disposal	(2)	2
Goodwill and intangible asset impairment charges	3,047	-
Allowance for doubtful accounts	1	(42)
Deferred taxes, net	(306)	(9)
Changes in operating assets and liabilities:
Accounts receivable	5,408	2,925
Due from related party	-	184
Inventory, net	1,790	581
Deferred costs	479	710
Prepaid expenses and other current assets	6	(308)
Other assets, net	62	10
Accounts payable	(2,701)	(1,314)
Accrued expenses and other current liabilities	(417)	164
Due to related parties	97	69
Unearned revenue	(2,826)	(2,177)
Operating activities from discontinued operations	616	1,126
Net cash provided by operating activities	1,677	2,211

Cash flows from investing activities
Purchases of property and equipment	(78)	(42)
Proceeds from the sale of CMAC	302	-
Net cash provided by (used in) investing activities	224	(42)

Cash flows from financing activities
(Repayments) borrowings from lines of credit, net	(2,467)	165
Repayment of debt	(527)	(819)
Paid financing costs	(100)	(100)
Dividends paid	(252)	(499)
Payments for contingent acquisition liability	-	(83)
Net cash used in financing activities	(3,346)	(1,336)
Effect on cash of foreign currency translation	89	(3)
Net (decrease) increase in cash	(1,356)	830
Cash at beginning of period	1,616	641
Cash at end of period	$260	$1,471

Supplemental disclosures of cash flow information:
Interest paid	$451	$634
Income taxes paid	67	32

Supplemental disclosure of non-cash financing activities:
Accrued and imputed dividends on preferred stock	$81	$1,002
Accrued PIK dividends on Series D and Series E preferred stock	1,194	-
Liabilities forgiven by CMAC purchaser	348	-

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

On June 30, 2015, the Company completed the sale of 100% of the issued and outstanding share capital of CMAC, Inc. (“CMAC”) and recorded a loss on sale of $89,000, which is classified as loss on sale of discontinued operations in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss. The Company’s unaudited condensed consolidated financial statements and accompanying notes for current and prior periods have been restated to present the results of operations of CMAC as discontinued operations. In addition, the assets and liabilities have been treated and classified as discontinued operations in the accompanying condensed consolidated balance sheets as of September 30, 2015 and have been restated at December 31, 2014 to provide a comparable presentation, see Note 3.

NOTE 2 - BASIS OF PRESENTATION, LIQUIDITY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company at the dates and for the periods indicated.  The interim results for the period ended September 30, 2015, are not necessarily indicative of results for the full 2015 fiscal year or any other future interim periods.

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

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements were prepared on a going concern basis in accordance with U.S. GAAP.  The going concern basis of presentation assumes that the Company will continue in operation for the next twelve months and will able to realize its assets and discharge its liabilities and commitments in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the Company’s inability to continue as a going concern.  The Company’s history of losses, working capital deficit, capital deficit, minimal liquidity and other factors raise substantial doubt about the Company’s ability to continue as a going concern.  In order for the Company to continue operations beyond the next twelve months and be able to discharge its liabilities and commitments in the normal course of business, the Company must do some or all of the followings: establish sustained positive operating results through increased sales, avoid further unforeseen expenses, improve liquidity and working capital, and potentially raise additional equity or debt capital.  There can be no assurance that the Company will be able to achieve sustainable positive operating results or obtain additional funds when needed or that such funds, if available, will be obtainable on terms satisfactory to management.

In the quarter ended September 30, 2015, the Company experienced a decrease in revenue from continuing operations of $3.4 million, or 29.3% compared to the quarter ended September 30, 2014, and a $10.4 million, or 27.5% decrease in revenue for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. In the quarter ended September 30, 2015, the Company experienced an operating loss from continuing operations of $52,000 compared to the operating loss from continuing operations of $16,000 for the quarter ended September 30, 2014, and excluding the impact of a goodwill and intangible asset impairment charge of $3.047 million, a $598,000 operating loss from continuing operations for the nine months September 30, 2015, compared to an operating loss from continuing operations of $161,000 for the comparable period in 2014. At September 30, 2015 and December 31, 2014, the Company had a substantial working capital deficit, excluding discontinued operations and classified assets and liabilities held for sale, totaling $10.3 million and $7.8 million, respectively. Although a portion of this deficit is associated with deferred costs and unearned revenues, the liabilities of the Company that are expected to be satisfied in the foreseeable future in cash far exceed our receivables and other assets that are expected to be satisfied in cash.  In addition, as a consequence of our recent historical results of operations, availability under our credit line with Silicon Valley Bank (“SVB”) has contracted and our overall liquidity has become further constrained. The Company is dependent upon future growth in net sales to meet our liquidity needs and our debt covenants for the next twelve months.

The Company is currently in default on certain obligations as of September 30, 2015. The Company has not made the final payment on the Royal Bank of Canada (“RBC”) Term Loan that was originally scheduled to be paid in June 2015. The payment had been rescheduled with RBC for September 2015, and continues to be negotiated with RBC. Such rescheduling has not been documented in writing and is based on an oral agreement with RBC. The Company also has not paid interest due on the BDC, Inc. (“BDC”) Term Loan due since June 2015. BDC advised the Company on July 30, 2015 that the financing is in arrears on interest. The failure to pay interest due is a violation of the terms of the financing agreement. The Company is in negotiations to secure acceptable refinancing terms.

The Company is currently in default on the Apex seller note as of the date of this filing. The seller of Apex has demanded payment in full including certain monitoring and administrative fees. The Company has accrued $69,000 as of September 30, 2015 for certain fees related to the demand payment. Between April 2015 and September 2015, Apex had been delinquent on its Canadian premises lease obligations to Harvester Properties of Burlington, Inc. In June 2015, Harvester Properties gave notice of termination of the lease agreement. Since that time, Apex has relocated its operations. At September 30, 2015, there was $125,000 relating to these lease obligations including interest and other fees included in account payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Due to the failure to pay interest on the BDC term loan discussed above, the Company is in covenant default under the subordinated debt provisions of the applicable SVB loan agreement (the “SVB Loan Agreement”). The Company has had discussions with SVB regarding this default and is working with SVB to cure. A SVB lending officer has orally indicated that SVB does not intend exercising legal rights under the SVB Loan Agreement for this default, however, this is not evidenced in writing and is not enforceable.

In the event either or both of the RBC Loan Agreement or the BDC Loan Agreement are deemed to be in default, RBC or BDC, as applicable, could, among other things (subject to the rights of SVB as the Company’s senior lender and the terms of the inter-creditor agreement between SVB and BDC), terminate the facilities, demand immediate payment of any outstanding amounts, and foreclose on our assets. Any such action would require us to curtail or cease operations, as the Company does not currently have alternative sources of financing.

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

If the Company does not achieve sustained positive operating results and does not raise sufficient additional capital, material adverse events may occur including, but not limited to, (1) a reduction in the nature and scope of the Company’s operations, (2) the Company’s inability to fully implement its current business plan and (3) as discussed above, enforcement actions taken under the Company’s various loan agreements. If such events were to occur, they would have material adverse effects on the Company. There can be no assurance that the Company will successfully improve its liquidity position.  The consolidated financial statements do not reflect any adjustments that might be required in the event of any of the adverse outcomes discussed above relating to this uncertainty.

Summary of Significant Accounting Policies

There have been no material changes to the Company's significant accounting policies during the nine months ended September 30, 2015.  See Note 2 of the Company's consolidated financial statements included in the Company's 2014 Annual Report on Form 10-K filed with the SEC on March 18, 2015, for a comprehensive description of the Company's significant accounting policies. See Note 3 for the impact on the financial statements of the discontinued operation presentation.

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

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, accounts receivable, and accounts payable.  Beginning January 1, 2013, all of our cash balances were insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per depositor at each financial institution.  This coverage is available at all FDIC member institutions.  The Company uses SVB, which is an FDIC insured institution, for its deposits.  Based on these facts, collectability of bank balances appears to be adequate.

Historically, a relatively small number of customers have accounted for a significant portion of the Company’s revenue.  The Company had one customer who represented 13% and 11% of the Company’s revenue for the nine months ended September 30, 2015 and 2014, respectively.  The Company had three customers who represented in the aggregate 31% and 23% of its revenue for the nine months ended September 30, 2015 and 2014, respectively. The Company’s accounts receivable was concentrated with the same three customers representing in the aggregate 44% and 35% of gross accounts receivable at September 30, 2015 and 2014, respectively.  Customer mix can shift significantly from year to year, but a concentration of the business with a few large customers is typical in any given year.  A decline in revenues could occur if a customer that has been a significant source of revenue in one financial reporting period is a less significant source of revenue in the following period. The loss of a significant customer could have a material adverse impact on the Company.

The Company had three primary vendors for the nine months ended September 30, 2015, and the same three primary vendors in the similar period in 2014.  For the nine months ended September 30, 2015, the Company had purchases from these three vendors that collectively represented 61% of total purchases and 69% of the total outstanding accounts payable at September 30, 2015.  For the nine months ended September 30, 2014, the Company had purchases from these same three vendors that collectively represented 63% of total purchases and 68% of the total outstanding accounts payable at September 30, 2014. In addition, the same two of these three vendors represented 55% and 53% of the total purchases for the nine months ended September 30, 2015 and 2014, respectively.  Loss of any of these vendors could have a material adverse effect on our operations.

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

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Liabilities Measured and Recorded at Fair Value on a Recurring Basis

The Company measures certain liabilities at fair value on a recurring basis such as our contingent consideration related to business combinations and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the fiscal nine months ended September 30, 2015.

The Company is obligated to pay bonus consideration to the former CEO of Apex. Such bonus is considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not the CEO’s employment is retained. The fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000) at the closing date of the Apex transaction, which was June 4, 2012. The Company reassessed the fair value of the contingent consideration liability at December 31, 2014 and determined the amount to be $0. The Company continues to recognize no bonus consideration obligation in 2015.

The Company has classified certain warrants related to the August 2013 issuance and sale of common stock in a private offering as a Level 3 Liability. Assumptions used in the calculation require significant judgment. For prior periods, the Company reassessed the fair value of the warrant liabilities on a quarterly basis using a Monte Carlo option pricing model. For September 30, 2015, the Company assessed the fair value of the warrants using a linear regression model based on observable prices of the known components and their relationship to historical prices. Based on that assessment, the Company recognized a $205,000 and $88,000 decrease to the fair value of the warrants during the three months ended September 30, 2015 and 2014, respectively. The Company recognized a $437,000 and $254,000 decrease to the fair value of the warrants during the nine months ended September 30, 2015 and 2014, respectively.

The following table summarizes the financial liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in thousands):

		Quoted prices in	Significant other	Significant other
		active markets	observable inputs	unobservable inputs
	Total	Level 1	Level 2	Level 3

Liabilities
Fair value of warrants issued in connection with share purchase agreement	$82	$-	$-	$82

Balance at September 30, 2015	$82	$-	$-	$82

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Quoted prices in	Significant other	Significant other
		active markets	observable inputs	unobservable inputs
	Total	Level 1	Level 2	Level 3

Liabilities
Fair value of warrants issued in connection with share purchase agreement	$519	$-	$-	$519

Balance at December 31, 2014	$519	$-	$-	$519

The following table summarizes changes to the fair value of the contingent consideration and derivative warrants, which are Level 3 liabilities (in thousands):

Level 3
Derivative
warrants

Balance at December 31, 2014	$519
Adjustments to fair value of warrants (reflected in other income)	(437)
Balance at September 30, 2015	$82

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

Based on the analysis, the Company recorded an impairment charge to goodwill of $2.1 million and intangible assets of $0.9 million in the second quarter of 2015.  This impairment was reported as part of the continuing operations results for the nine months ended September 30, 2015. As a result, the Company has no goodwill or intangible assets remaining related to the Apex business (see Note 6).

For the quarter ended September 30, 2015, the Company reviewed for potential goodwill impairment and concluded that no additional impairment is required.

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

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended September 30, 2015, the Company recorded a tax benefit of $277,000 on pre-tax loss of $3.9 million from continuing operations, compared to an income tax benefit of $327,000 on pre-tax loss of $553,000 from continuing operations for the nine months ended September 30, 2014. For the three months ended September 30, 2015, the Company recorded a tax benefit of $312,000 on pre-tax loss of $83,000 from continuing operations, compared to an income tax benefit of $307,000 on pre-tax loss of $174,000 from continuing operations for the three months ended September 30, 2014.

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

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at 18 June 2015 EITF Meeting, on 18 August 2015.” The ASU amends subtopic 835-30 of previously issued ASU 2015-03 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Management is currently evaluating the impact of the adoption of this accounting standard update on its financial statements.

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

NOTE 3 – DISCONTINUED OPERATIONS

As part of the Company’s efforts to evaluate its liquidity and capital resource needs for 2015 and focus on core value-added segments of its business, the Company decided in the second quarter to consider discontinuing the CMAC, Inc. (“CMAC”) business after the recent loss of a significant customer of the business unit. Thereafter, the opportunity arose to sell the business to its former owner, the Company’s former Senior Vice President. On June 30, 2015, the Company completed the sale of 100% of the issued and outstanding share capital of CMAC, Inc. (“CMAC”) and recorded a loss on sale of $89,000, which is classified as loss on sale of discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss. The agreement provided for the sale of substantially all of the assets and liabilities of CMAC for $302,000 in cash consideration and $348,000 in liabilities forgiven by the CMAC purchaser. The Company has accounted for this business as discontinued operations and accordingly, the Company’s unaudited condensed consolidated financial statements and accompanying notes for current and prior periods have been restated to present the results of operations of CMAC as discontinued operations. In addition, the assets and liabilities have been treated and classified as discontinued operations in the accompanying condensed consolidated balance sheets as of September 30, 2015 and have been restated at December 31, 2014 to provide a comparable presentation.

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

The carrying amounts of the major classes of CMAC assets and liabilities that are classified as discontinued operations on the accompanying condensed consolidated balance sheets are as follows (in thousands):

	September 30,	December 31,
	2015	2014
ASSETS
Current assets
Accounts receivable, net	$-	$1,144
Inventory, net		37
Deferred costs	-	645
Deferred tax asset	-	2
Prepaid expenses and other current assets	-	1
Total current assets of discontinued operations	-	1,829

Noncurrent assets
Other assets, net	-	15
Deferred costs, net of current portion	-	310
Goodwill	-	678
Intangible assets, net	-	631
Total noncurrent assets of discontinued operations	-	1,634
Total assets of discontinued operations	$-	$3,463
LIABILITIES
Current liabilities
Accounts payable	$-	$263
Accrued expenses and other current liabilities	-	727
Unearned revenue	-	1,003
Total current liabilities of discontinues operations	-	1,993

Noncurrent liabilities
Unearned revenue, net of current portion	-	455
Other long term liabilities	-	32
Total noncurrent liabilities of discontinued operations	-	487
Total liabilities of discontinued operations	$-	$2,480

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The reconciliation of the major classes of income and expense constituting income (loss) from discontinued operations on the Company’s unaudited condensed consolidated statements of operations and comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net sales	$-	$2,535	$3,156	$9,557
Cost of sales	-	1,918	2,432	7,265
Selling, general & administrative expenses	-	609	812	1,915
Operating (loss) income from discontinued operations	-	8	(88)	377
Other expense (income)
Interest expense	-	-	6	-
Other income	-	-	-	-
Total other expense from discontinued operations	-	-	6	-
Loss (income) from operations, before income tax	-	8	(94)	377
Income tax provision on operations	-	704	-	846
Loss from discontinued operations, net of tax	$-	$(696)	$(94)	$(469)

Net loss on sale of discontinued operations, before income tax	$-	$-	$(157)	$-
Income tax benefit on loss on sale of discontinued operations	-	-	68	-
Loss on discontinued operations	$-	$-	$(89)	$-

NOTE 4 – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The weighted-average basic and diluted shares for each of the nine months ended September 30, 2015 and 2014, exclude approximately 0.3 million and 0.4 million, respectively, of ESOP shares that have not been committed to be released.

For periods presented in which there is a net loss, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive. All potentially dilutive securities are anti-dilutive due to the net loss incurred by the Company in the periods presented.

Potential dilutive securities consist of (in thousands):

	As of September 30,
	2015	2014

Convertible preferred stock - Series A	270	270
Convertible preferred stock - Series B	131	131
Convertible preferred stock - Series D *	10,287	10,287
Convertible preferred stock - Series E **	8,331	8,331
Warrants to purchase common stock	3,279	3,555
Options to purchase common stock	2,165	766

Total potentially dilutive securities	24,463	23,340

*	Excludes accrued paid-in-kind (“PIK”) dividends on Series D Preferred Stock of 34,318, 150,090 and 288,404 shares for the first, second and third quarter of 2015, respectively (see Note 9).

**	Excludes accrued PIK dividends on Series E Preferred Stock of 16,065, 69,738 and 130,111 shares for the first, second and third quarter of 2015, respectively (see Note 9).

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

The Company uses Level 3 inputs for its valuation methodology for the warrant derivative liabilities. For December 31, 2014, the estimated fair values were determined using a Monte Carlo option pricing model based on various assumptions. For September 30, 2015, the Company assessed the fair value of the warrants using a linear regression model based on observable prices of the known components and their relationship to historical prices. The Company’s derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to the fair value of derivative liabilities.  Various factors are considered in the pricing models the Company uses to value the warrants, including the Company’s current common stock price, the remaining life of the warrants, the volatility of the Company’s common stock price, and the risk-free interest rate.  In addition, as of the valuation dates, management assessed the probabilities of future financing assumptions in the Monte Carlo valuation models.  Future changes in these factors will have a significant impact on the computed fair value of the warrant liability.  Accordingly, the Company expects future changes in the fair value of the warrants to continue to vary from quarter to quarter.

The Company revalues the warrants as of the end of each reporting period. The estimated fair value of the outstanding warrant liabilities was approximately $82,000 and $519,000, as of September 30, 2015 and December 31, 2014, respectively. The decrease in fair value of the warrant liabilities for the three months ended September 30, 2015 was $205,000 while the decrease in fair value of the warrant liabilities for the three months ended September 30, 2014 was $88,000. The decrease in fair value of the warrant liabilities for the nine months ended September 30, 2015 was $437,000 while the decrease in the fair value of the warrant liabilities for the nine months ended September 30, 2014 was $254,000. The adjustments to the fair value of the warrant liabilities are included in other income in the Company’s unaudited condensed consolidated statements of operations.

The warrant liabilities were valued at the closing dates of the common stock purchase agreement and at December 31, 2014 using a Monte Carlo valuation model and at September 30, 2015 using a linear regression model based on observable prices of the known components and their relationship to historical prices, each with the following assumptions:

	Placement Agent Warrants		Investor Warrants
	September 30,	December 31,	September 30,	December 31,
Warrants	2015	2014	2015	2014

Closing price per share of common stock	$0.06	$0.38	$0.06	$0.38
Exercise price per share (range)	0.50	0.50	0.50	0.50
Expected volatility	199.7%	138.3%	199.7%	138.6%
Risk-free interest rate	0.9%	1.3%	0.9%	1.3%
Dividend yield	-	-	-	-
Remaining expected term of underlying securities (years)	2.9	3.6	2.9	3.6

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The following summarizes the transaction affecting goodwill through September 30, 2015 (in thousands):

Balance at December 31, 2014	$8,202

CMAC, Inc. divestiture	(678)
Apex goodwill impairment charge	(2,089)
Effect of currency translation on Apex	(131)
Balance at September 30, 2015	$5,304

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

Based on the analysis, the Company recorded an impairment charge to goodwill of $2.1 million and intangible assets of $0.9 million in the second quarter of 2015.  This impairment was reported as part of the continuing operations results for the nine months ended September 30, 2015. As a result, the Company has no goodwill or intangible assets remaining related to the Apex business.

For the quarter ended September 30, 2015, the Company reviewed for potential goodwill impairment and concluded that no additional impairment is required.

With respect to the sale of CMAC, the goodwill that was specifically identified to the CMAC reporting unit was accounted for as part of the net assets sold.

As of September 30, 2015 and December 31, 2014, the Company’s intangible assets and accumulated amortization consist of the following (in thousands):

	September 30, 2015			December 31, 2014
		Accumulated			Accumulated
	Gross	Amortization	Net	Gross	Amortization	Net

Customer relationships	$100	$(100)	$-	$100	$(100)	$-
Tradename	130	(130)	-	130	(130)	-
Internal use software	310	(310)	-	310	(310)	-
Covenant not to compete	90	(90)	-	90	(90)	-

Total (1)	$630	$(630)	$-	$630	$(630)	$-

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

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The effect of foreign currency translation on the goodwill and intangible assets for the nine months ended September 30, 2015 is approximately ($131,000) and ($86,000), respectively.

NOTE 7 – LINES OF CREDIT

SVB Line of Credit - The Company has a $10.0 million revolving line of credit with SVB which provides for borrowings based upon eligible accounts receivable, as defined in the applicable loan agreement, dated December 15, 2006 (the “SVB Loan Agreement”).  Under the SVB Loan Agreement as amended February 27, 2013, SVB has also provided the Company with term loans as discussed in Note 8.  On February 27, 2015, the Company entered into an agreement to further amend the SVB Loan Agreement to extend the maturity date of the revolving credit line provided thereunder, to February 28, 2017. The February 27, 2015 amendment provides for interest at prime plus 3.25% in 2015, and provides for further interest rate reductions upon achievement of certain financial thresholds. The SVB Loan Agreement is secured by substantially all the assets of the Company. As of September 30, 2015 and December 31, 2014, the outstanding balance on the line of credit was approximately $3.3 and $5.8 million, respectively, and the interest rate was 6.5%.

Availability under the line of credit was approximately $ 0.3 million as of September 30, 2015. The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the Loan Agreement.  No letters of credit were outstanding as of September 30, 2015 or December 31, 2014.

The February 27, 2015 amendment has certain financial covenant and other non-financial covenants.   The minimum tangible net worth requirement under the Tangible Net Worth covenant is an $8.6 million tangible net worth deficit, which is to be reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation) on or after February 1, 2015.  Should the Company incur losses in a manner consistent with its recent historical financial performance, the Company will violate the Tangible Net Worth covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred. Due to the failure to pay interest on the BDC term loan discussed below (see Note 8), the Company is in covenant default under the subordinated debt provisions of the SVB Loan Agreement. The Company has had discussions with SVB regarding this default and is working with SVB to cure. A SVB lending officer has orally indicated they do not intend exercising legal rights under the SVB Loan Agreement for this default, however, this is not evidenced in writing and is not enforceable.

RBC Line of Credit - The Company is party to a credit agreement, dated June 4, 2012 (the “RBC Credit Agreement”) with Royal Bank of Canada (“RBC”).  Under the RBC Credit Agreement, the revolving demand facility allows for borrowings up to CDN$200,000 based upon eligible accounts receivable of our Canadian entity Apex.  Interest is based on the Royal Bank Prime (“RBP”) plus 1.5% and is payable on demand.  As of September 30, 2015 and December 31, 2014, the outstanding balance on the line of credit was $7,500 and $58,000, respectively, and the interest rate was 4.2% and 4.35%, respectively.  The RBC Credit Agreement is secured by the assets of Apex.  The revolving demand facility has certain financial covenants and other non-financial covenants.  The covenants were reset by RBC on August 16, 2013.  The Company was in compliance with the reset covenants at September 30, 2015 and December 31, 2014.  See further discussion regarding this condition at Note 8.

For the three months ended September 30, 2015 and 2014, the Company’s interest expense for the lines of credit, including amortization of deferred financing costs, was approximately $82,000 and $118,000, respectively. For the nine months ended September 30, 2015 and 2014, the Company’s interest expense for the lines of credit, including amortization of deferred financing costs, was approximately $282,000 and $329,000, respectively.

RBC and SVB are party to a subordination agreement, pursuant to which RBC agreed to subordinate any security interest in assets of the Company granted in connection with the RBC Credit Agreement to SVB’s security interest in assets of the Company.

Under the RBC Credit Agreement, the lender provided Apex with a term loan as discussed in Note 8.

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8 – TERM DEBT

Term debt as of September 30, 2015, consists of the following (in thousands):

	Balance December 31, 2014	Additions	Payments	Amortization of Note Discount	Effect of Currency Translation	Balance September 30, 2015
RBC term loan	$358	$-	$(279)	$-	$(27)	$52

BDC term loan	1,462	-	-		(168)	1,294

SVB term loan	389	-	(250)	-	-	139

Note payable to seller	200	-	-	-	(51)	149

Total note discounts	(16)	-	-	8	-	(8)

Total debt	$2,393	$-	$(529)	$8	$(246)	1,626

less current portion						(1,626)

Debt, net of current portion						$-

The Company’s debt is recorded at par value adjusted for any unamortized discounts.  Discounts and costs directly related to the issuance of debt are capitalized and amortized over the life of the debt using the effective interest rate method and are recorded in interest expense in the accompanying unaudited condensed consolidated statements of operations. Unamortized deferred financing costs of approximately $5,000 and $26,000 are included in other assets in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, respectively.

RBC Term Loan -- On June 4, 2012, Apex entered into the RBC Credit Agreement with RBC described in Note 7, pursuant to which RBC made available certain credit facilities in the aggregate amount of up to CDN$2,750,000, including a term facility (the “RBC Term Loan”) in the amount of CDN $2,500,000 (US$2,401,000 at the closing date of June 4, 2012). The RBC Term Loan accrues interest at Royal Bank Prime plus 4% (6.7% at September 30, 2015). Principal and interest is payable over a three year period at a fixed principal amount of CDN $70,000 a month beginning in July 2012 and continuing through September 2015.  Apex paid approximately $120,000 in financing costs, which has been recorded as deferred financing costs or note discount in the accompanying unaudited condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014, and is being amortized to interest expense over the term of the loan.

In addition, the RBC Term Loan calls for mandatory repayments based on 20% of Apex’s free cash flow as defined in the RBC Credit Agreement, before discretionary bonuses based on the annual year end audited financial statements of Apex, beginning with the fiscal year ended December 31, 2012, and payable within 30 days of the delivery of the annual audited financial statements, and continuing every six months through December 31, 2014.  This amount was $0 at December 31, 2014 and September 30, 2015.

The RBC Term Loan has certain financial covenants and non-financial covenants.   On August 16, 2013 the RBC Credit Agreement was amended and certain financial covenants were modified.  Pursuant to the amended credit agreement and commencing with the fiscal year ended December 31, 2013, the Company is required to maintain a fixed coverage ratio, calculated on a consolidated basis, of not less than 1.15:1, with a step-up to 1.25:1 as of March 31, 2014, tested on a rolling four quarter basis thereafter and a ratio of funded debt to EBITDA, calculated on an annual consolidated basis of not greater than 3.0:1, tested on a rolling four quarter basis thereafter.  The Company was in compliance with all of its RBC financial covenants as of September 30, 2015 and December 31, 2014. We expect to continue to meet the requirements of our RBC financial covenants over the remainder of the loan period. The final payment was originally scheduled to be paid in June 2015 and had been rescheduled with RBC for September 2015; the Company continues to be in negotiation with RBC on this payment. Such agreement has not been documented in writing and is based on an oral agreement with RBC.

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

BDC Term Loan -- On June 4, 2012, Apex also entered into the BDC Loan Agreement pursuant to which BDC made available to Apex a term credit facility (the “BDC Term Loan”) in the aggregate amount of CDN $1,700,000 (USD $1,632,000 at the closing date of June 4, 2012). The BDC Term Loan accrues interest at the rate of 12.5% per annum, and matures on June 23, 2016, with an available one year extension for a fee of 2%, payable at the time of extension. The Company does not currently have the liquidity to repay this obligation when due. In addition to the interest payable, consecutive quarterly payments of CDN$20,000 as additional interest are due beginning on June 23, 2012. Subject to compliance with bank covenants, Apex is returned to make a mandatory annual principal payment in the form of a cash flow sweep which will be equal to 50% of the Excess Available Funds (as defined by the BDC Loan Agreement) before discretionary bonuses based on the annual year end audited financial statements of Apex. The maximum annual cash flow sweep in any year will be CDN$425,000. As of September 30, 2015, the Company estimates that the cash sweep will be approximately $0. In the event that Apex’s annual audited financial statements are not received within 120 days of its fiscal year end, the full CDN$425,000 becomes due and payable on the next payment date. Apex paid approximately $70,000 in financing costs which $35,000 has been recorded as deferred financing costs and $35,000 recorded as a note discount in the accompanying consolidated balance sheet and is being amortized to interest expense over the term of the loan using the effective interest rate method. As of September 30, 2015, there was approximately $4,000 in unamortized deferred financing costs and $6,000 in unamortized note discount.

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

The BDC Loan Agreement contains certain financial and non-financial covenants.  On August 22, 2013, the BDC Term Loan was amended and certain financial covenants were modified.  Pursuant to the amended loan agreement, the Company is required to maintain, for the duration of the loan, a term debt to equity ratio not exceeding 1.1:1 (measured annually); and an adjusted current ratio of 0.40:1 (measured annually) and revised yearly 120 days after each year end.  The Company was in compliance with all of its BDC financial covenants as of the last testing date of December 31, 2014. As of September 2015, the Company did not comply with the covenant and is not expected to be in compliance at the next testing date, December 31, 2015.

The Company has not paid the interest due on the BDC Term Loan since June 2015. BDC advised the Company on July 30, 2015 that the financing is in arrears as to interest. The failure to pay interest is a violation of the terms of the financing agreement. The Company is in negotiations to secure acceptable refinancing terms.

In the event either or both of the RBC Loan Agreement or the BDC Loan Agreement are deemed to be in default, RBC or BDC, as applicable, could, among other things (subject to the rights of SVB as the Company’s senior lender and the terms of the inter-creditor agreement), terminate the facilities, demand immediate repayment of any outstanding amounts, and foreclose on our assets. Any such action would require us to curtail or cease operations, as the Company does not currently have alternative sources of financing.

SVB Term Loan - On December 31, 2010, pursuant to an Assumption and Amendment to Loan and Security Agreement (previously defined as the "SVB Loan Agreement"), the Company borrowed $3.0 million from SVB (the “SVB Term Loan”). The SVB Term Loan was due in 36 equal monthly installments of principal plus interest beginning on February 1, 2011. The SVB Term Loan is secured by substantially all of the assets of the Company except for the assets of Apex.  On May 20, 2011, pursuant to a Consent and Amendment to Loan and Security Agreement (“Amendment”), the maturity date was amended to April 30, 2012, with the remaining principal due on that date to be paid as a balloon payment. The principal amount outstanding under the SVB Term Loan accrues interest at a fixed rate equal to 9% per annum. In addition, a final payment equal to 2% of the aggregate amount of the SVB Term Loan is due on the earlier of the maturity date or the date the Term Loan is prepaid. This final payment of $60,000 has been recorded as a discount to the SVB Term Loan, which was amortized to interest expense through December 2013, using the effective interest method.

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The SVB Loan Agreement includes various covenants, limitations and events of default. Financial covenants, among others, include liquidity and fixed charge coverage ratios, minimum tangible net worth requirements and limitations on indebtedness. As of September 30, 2015, the Company was in compliance with the Tangible Net Worth covenant and had available a $0.3 million cushion over the requirement. However, should the Company incur losses in a manner consistent with its recent historical financial performance, the Company will violate the Tangible Net Worth covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred. Due to the failure to pay interest on the BDC term loan discussed above, the Company is in covenant default under to the subordinated debt provisions of the SVB Loan Agreement. The Company has had discussions with SVB regarding this default and is working with SVB to cure. A SVB lending officer has orally indicated they do not intend exercising legal rights under the SVB Loan Agreement for this default, however, this is not evidenced in writing and is not enforceable.

On February 27, 2013, SVB provided the Company with an additional term loan of $1,000,000. The additional term loan is due in 36 monthly installments of principal plus accrued interest beginning on April 1, 2013. The additional term loan accrues interest at 7.5% per annum. As of September 30, 2015 and December 31, 2014, the outstanding balance on the additional term loan was approximately $139,000 and $389,000, respectively.

For the three months ended September 30, 2015 and 2014, the Company’s interest expense on the term debt, including amortization of deferred financing costs, was approximately $62,000 and $101,000, respectively. For the nine months ended September 30, 2015 and 2014, the Company’s interest expense on the term debt, including amortization of deferred financing costs, was approximately $213,000 and $317,000, respectively.

In the event either or both RBC Loan Agreement or the BDC Loan Agreement are deemed to be in default, then the SVB Loan agreement would be in default, which could, among other things, terminate the facility and term loan, demand immediate repayment of any outstanding amounts, and foreclose on our assets. Any such action would require us to curtail or cease operations, as the Company does not currently have alternative sources of financing.

Seller Note - In December 2014, the Company executed a convertible note payable with the seller of Apex for the fair value of the Apex earn-out originally agreed in connection with the acquisition of Apex. The note is payable in eight quarterly payments (“Installment Dates”) of principal and interest beginning July 1, 2014. The convertible notes accrues interest of 9% per annum for the first year and 11% for the second year. The note is convertible, only on each Installment Date, at the option of the note holder, into shares of our common stock at a conversion price that is equal to the greater of the Canadian Dollar equivalent of the market price of our common stock on the day prior to the conversion using a fixed rate of US$1.00 = CDN$1.04, or the Canadian Dollar equivalent of US$1.00 = CDN$1.04. Given the fixed exchange rates, the embedded conversion option was not required to be bifurcated. The shares issuable under the note will be restricted but will have certain piggy back registration rights as set forth in the original Apex purchase agreement.  The convertible note matures in June 2016. As of September 30, 2015 and December 31, 2014, the outstanding balance on the note was approximately $149,000 and $200,000, respectively. As of the date of this filing, the quarterly payments due March 30, 2015, June 30, 2015 and September 30, 2015 have not been paid. The Company is in default on the note as of the date of this filing. The seller of Apex has demanded payment in full including certain monitoring and administrative fees. The Company has accrued $69,000 as of September 30, 2015 for certain fees related to the demand payment.

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue two classes of stock designated as common stock and preferred stock. As of September 30, 2015, the Company is authorized to issue 110,000,000 total shares of stock. Of that amount, 100,000,000 shares are common stock, each having a par value of $0.001. The remaining 10,000,000 shares are preferred stock, each having a par value of $0.001, of which 500,000 shares are designated as Series A Preferred Stock, of which 269,608 are issued and outstanding, 500,000 shares are designated as Series B Preferred Stock, of which 131,347 are issued and outstanding, 4,000,000 shares are designated as Series D Preferred Stock, of which 730,357 shares are issued and outstanding, and 2,000,000 are designated as Series E Preferred Stock, of which 416,533 shares are issued and outstanding.

(a) Cumulative Convertible Preferred Stock

A summary of preferred stock outstanding as of September 30, 2015 is as follows (in thousands, except share data):

Description

Series A Preferred, $0.001 par value per share, 500,000 shares designated, 269,608 shares issued and outstanding, liquidation preference of $975 plus cumulative dividends of $500	$1,475
Series B Preferred, $0.001 par value per share, 500,000 shares designated, 131,347 shares issued and outstanding, liquidation preference of $380 plus cumulative dividends of $146	525
Series D Preferred, $0.001 par value per share, 4,000,000 shares designated, 730,357 shares issued and outstanding (net of $1,374 in issuance costs), liquidation preference of $7,303 plus accrued PIK dividends of $722; cumulative imputed dividends and beneficial conversion feature of $1,621	7,502
Series E Preferred, $0.001 par value per share, 2,000,000 shares designated, 416,533 shares issued and outstanding (net of $875 in issuance costs), liquidation preference of $4,165 plus accrued PIK dividends of $472; cumulative imputed dividends of $110	3,401

Total convertible preferred stock	$12,903

Non-Payment of Required Dividend Payments

As discussed below, pursuant to the terms of the Series D and Series E preferred stock agreements, dividend payments totaling $722,000 and $472,000, respectively, were to be paid-in-kind, in common stock, for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015. None of the payments have been made as of the date of this filing and the Company is not in compliance with the specific terms of the related preferred stock agreements. Such amounts have been accrued as of September 30, 2015 and are reflected in the current liabilities in the accompanying unaudited condensed consolidated balance sheets.

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

 DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

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

Series D Preferred Stock

On December 20, 2012, we filed a Certificate of Designation of Series D Preferred Shares (the “Series D Certificate of Designation”) with the Secretary of State of Delaware.  Pursuant to the Series D Certificate of Designation, we designated 4,000,000 shares of our preferred stock as Series D Preferred Stock.  The Series D Preferred Stock has a Stated Value of $10.00 per share, votes on an as-converted basis with the common stock, and is convertible, at the option of the holder, into such number of shares of our common stock equal to the number of shares of Series D Preferred Stock to be converted, multiplied by the Stated Value, divided by the Conversion Price in effect at the time of the conversion. The initial Conversion Price is $1.00, subject to adjustment in the event of stock splits, stock dividends and similar transactions, and in the event of subsequent equity sales at a lower price per share, subject to certain exceptions.  As a result of the private placement closed on August 15, 2013 and August 21, 2013, the Conversion Price of the Series D Preferred Stock was reduced to $0.90.  As a result of the private placement closed on November 12, 2013 and November 22, 2013, the Conversion Price of the Series D Preferred Stock was reduced to $0.71.  As a result of the reduction in conversion price, the Company recorded a contingent beneficial conversion feature of $1.3 million.  The Series D Preferred Stock entitles the holder to cumulative dividends, payable quarterly, at an annual rate of (i) 8% of the Stated Value during the three year period commencing on the date of issue, and (ii) 12% of the Stated Value commencing three years after the date of issue.  We may, at our option, pay dividends in PIK Shares, in which event the applicable dividend rate will be 12% and the number of such PIK Shares issuable as a dividend will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of the Company’s common stock for the five prior consecutive trading days.  In April 2014, the Company issued 26,157 Series D Preferred Stock PIK dividend shares, for previously accrued dividends. The Board of Directors intends to declare a PIK dividend payable in the form of shares of Series D Preferred Stock.  The dividends will be payable to holders of record as of March 31, 2015 for accrued dividends for the period of January 1, 2015 to March 31, 2015 and to holders of record as of September 30, 2015 for accrued dividends for the period of April 1, 2015 to September 30, 2015.  As those shares were not issued as of September 30, 2015, they have not been included in the Series D Preferred Stock balance at September 30, 2015.  As such, the Company recorded an estimated dividend payable in Current Liabilities in the unaudited condensed consolidated balance sheets at September 30, 2015 at an estimated fair value of $722,000 and accrued PIK dividends shares of 473,000. The Company expects to issue accrued PIK dividends in November 2015.

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

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

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

The Series E Preferred Stock entitles the holder to cumulative dividends (subject to the prior dividend rights of the Company’s Series D Preferred Stock), payable quarterly, at an annual rate of (i) 10% of the Stated Value during the three year period commencing on the date of issue, and (ii) 14% of the Stated Value commencing three years after the date of issue. We may, at our option (subject to certain conditions), pay dividends in PIK shares, in which event the applicable dividend rate will be 14% and the number of shares issuable as a dividend will be equal to the aggregate dividend payable divided by the lesser of (x) the then effective Conversion Price or (y) the average volume weighted average price of our common stock for the five prior consecutive trading days.  In April 2014, the Company issued 7,533 Series E Preferred Stock PIK dividend shares, for previously accrued dividends. The Board of Directors intends to declare a PIK dividend payable in the form of shares of Series E Preferred Stock.  The dividends will be payable to holders of record as of March 31, 2015 for accrued dividends for the period of January 1, 2015 to March 31, 2015 and to holders of record as of September 30, 2015 for accrued dividends for the period of April 1, 2015 to September 30, 2015.  As those shares were not issued as of September 30, 2015, they have not been included in the Series E Preferred Stock balance September 30, 2015.  As such, the Company recorded an estimated dividend payable in Current Liabilities in the unaudited condensed consolidated balance sheets at September 30, 2015 at an estimated fair value of $472,000 and accrued PIK dividend shares of 216,000. The Company expects to issue accrued PIK dividends in November 2015.

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

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b) Common Stock

For the nine months ended September 30, 2015

There were no common stock issuances for the nine months ended September 30, 2015.

For the year ended December 31, 2014

There were no common stock issuances for the year ended December 31, 2014.

(c) Warrants

For the nine months ended September 30, 2015

There were no warrant issuances for the nine months ended September 30, 2015.

For the year ended December 31, 2014

There were no warrant issuances for the year ended December 31, 2014.

The following table summarizes information about the Company’s outstanding common stock warrants as of September 30, 2015:

				Total Warrants	Total	Weighted
	Date	Strike	Outstanding	Exercise	Exercise	Average
	Issued	Expiration	Price	and Exercisable	Price	Price

Placement Agent Preferred Stock - Class D	Dec-12	Dec-17	1.10	704,200	$774,620
Common Stock Investor Warrants *	Aug-13	Aug-18	0.50	1,463,667	731,834
Placement Agent Warrants - Common Stock *	Aug-13	Aug-18	0.50	292,733	146,367
Placement Agent Preferred Stock - Class E	Nov-13	Nov-18	0.55	818,000	449,900

				3,278,600	$2,102,721	$0.64

* warrants classified as liabilities

NOTE 10 – ESOP PLAN

The Company has an Employee Stock Ownership Plan (the “ESOP”) which covers all non-union employees.  The Company’s contribution expense for the nine months ended September 30, 2015, was $134,000 representing approximately $115,000 for the ESOP principal payment and $19,000 for the ESOP interest.  ESOP shares are allocated to individual employee accounts as the loan obligation of the ESOP to the Company is reduced.  These amounts were previously calculated on an annual basis by an outside, independent financial advisor.   Compensation costs relating to shares released are based on the fair value of shares at the time they are committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for the nine months ended September 30, 2015 was approximately $41,000. As of September 30, 2015, the fair value of the shares was $0.24 per share, based on the average of daily market closing share prices from the nine months ended September 30, 2015.

NOTE 11 - STOCK OPTION PLAN

In December 2010, the Company established the 2010 Stock Option Plan (the “2010 Plan”).  The Plan authorizes the issuance of 1,000,000 shares of common stock. Pursuant to the terms of the August 16, 2010 merger agreement, the Company assumed all of Old DecisionPoint’s obligations under their outstanding stock option plans.

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Under the 2014 Plan, common stock incentives may be granted to officers, employees, directors, consultants, and advisors (and prospective directors, officers, managers, employees, consultants and advisors) of the Company and its affiliates can acquire and maintain an equity interest in the Company, or be paid incentive compensation, which may (but need not) be measured by reference to the value of our common stock. The 2014 Plan permits the Company to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and other stock bonus awards and performance compensation awards. For the nine months ended September 30, 2015, the Company granted 779,148 stock options under the 2014 Plan.

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

A summary of the status of the plans as of September 30, 2015, and information with respect to the changes in options outstanding is as follows:

	Options		Weighted- Average	Aggregate
	Available	Options	Exercise	Intrinsic
	for Grant	Outstanding	Price	Value

December 31, 2014	2,114,106	1,385,894	$0.56	$-
Granted	(779,148)	779,148	0.50	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
September 30, 2015	1,334,958	2,165,042	$0.54	$-

Exercisable options at September 30, 2015		1,568,511	$0.62	$-

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information about stock options outstanding as of September 30, 2015:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.31 - 0.53	2,021,889	3.03	$0.44	1,430,889	2.53	$0.48
$1.33 - 2.03	88,874	1.51	1.90	88,874	1.51	1.90
$2.06 - 4.34	54,279	5.96	2.17	48,748	5.96	2.17

Total	2,165,042	3.04	$0.54	1,568,511	2.58	$0.62

No awards were exercised during the nine months ended September 30, 2015 and 2014, respectively. The total fair value of awards vested for the nine months ended September 30, 2015 and 2014 was $101,000 and $109,000, respectively.

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period. The fair value of options granted to directors during the three and nine months ended September 30, 2015, was $22,000 and $67,000, respectively. The fair value of options granted during the three and nine months ended September 30, 2014 was $19,000 and $79,000, respectively. The fair values were estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Expected term	1.5 years	1.5 years	1.5 years	1.5 years
Expected volatility	245.65%	134.02%	224.55%	140.28%
Dividend yield	0%	0%	0%	0%
Risk-free interest rate	0.49%	0.36%	0.47%	0.30%

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

Employee and director stock-based compensation costs for the three and nine months ended September 30, 2015 and 2014, was $31,000 and $101,000 and $39,000 and $89,000, respectively, and is included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations. As of September 30, 2015, total unrecognized estimated employee and director compensation cost related to stock options granted prior to that date was $98,000 which is expected to be recognized over a weighted-average vesting period of 2.06 years.

The weighted-average fair value on the date of grant of options granted during the nine months ended September 30, 2015 and 2014 was $0.08 and $0.29, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its facilities and certain equipment under various operating leases which expire at various dates through fiscal 2020 and require us to pay a portion of the related operating expenses such as maintenance, property taxes, and insurance. There have been no material changes to our lease arrangements during the nine months ended September 30, 2015. Please refer to Note 15 to the audited consolidated financial statements for the year ended December 31, 2014, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 18, 2015.

DECISIONPOINT SYSTEMS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Rent expense for the nine months ended September 30, 2015 and 2014, was $271,000 and $282,000, respectively.

Apex Lease – Between April 2015 and June 2015, Apex had been delinquent on its lease obligations to Harvester Properties of Burlington, Inc. In June 2015, Harvester Properties gave notice of termination of the lease agreement. Since that time, Apex has relocated its operations. There is $125,000 relating to these lease obligations including interest and other fees at September 30, 2015 outstanding and included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Apex Employment Agreement - The Company entered into an employment agreement with Donald Dalicandro, the former Chief Executive Officer of Apex, as a result of the Apex acquisition. The agreement calls for annual bonus upon achieving certain results of operation at Apex for the 12 months ending July 31, 2013, 2014, and 2015.  Such bonuses are considered additional contingent purchase consideration as the Company is obligated to pay the bonus regardless of whether or not the executive’s employment is retained.  The fair value of the bonus was calculated to be approximately CDN$160,000 (US$153,000 at the Apex closing date of June 4, 2012).  At September 30, 2015, there is CDN$0 (US$0) recorded for accrued bonus in the consolidated financial statements.

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

On August 15, 2014, Mr. Toms resigned from his positions as Chief Executive Officer, President and member of the Company’s board of directors. On February 11, 2015, the SEC commenced a formal administrative proceeding against Mr. Toms. On March 26, 2015, the proceeding was stayed pending review by the SEC of Mr. Tom’s signed Offer of Settlement. In regards to the administrative proceeding against Mr. Toms, indemnification agreements are provided to the Company’s Directors and Executive Officers to minimize potential personal liability for actions taken in their capacity as Directors and Officers. The Company previously accrued $175,000 as a potential obligation related to the Company’s indemnification of Mr. Toms. As of September 30, 2015, $125,000 is included as part of Accrued Expenses in the unaudited condensed consolidated balance sheets. During the second quarter of 2015, $50,000 has been placed in escrow as payment under these agreements.

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

Mobile computing capabilities and usage continue to grow.  With choice comes complexity so helping our customers navigate the myriad of options is what we aim to do best.  The right choice may be an off-the-shelf application or a custom business application to fit a very specific business process.  DecisionPoint has the specialized resources and support structure to help our customers make the right choices, and then to deliver to those customers the hardware, software, connectivity and follow-up maintenance and other services that they need.  We address the mobile application needs of customers in the retail, manufacturing, transportation, warehousing, distribution, logistics and other market segments. We have a history of investing in building out our capabilities to support these markets and business needs and expect to continue to do so in the future as funds are available. In 2012 we moved our headquarters location to a larger facility in Irvine, CA in order to accommodate the expansion of our express depot and technical support organizations.  In 2013 we consolidated out East Coast depot facility into our larger facility in Irvine, CA in order to provide our East Coast customers with later service hours and to gain some economies of scale.  We also continue to invest in our “MobileCare EMM” enterprise mobility management offering.  We are continuing to extend our mobile device management (“MDM”) offering from our historically ruggedized mobile computer customer base to address the growing use of consumer devices by clients and others and to support the Bring Your Own Device (“BYOD”) and Bring Your Own Application (“BYOA”) movements affecting commerce and our industry in general.

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

Recent Events

Sale of CMAC Operations

As part of our efforts to evaluate its liquidity and capital resource needs for 2015 and focus on core value-added segments of its business, we decided in second quarter to consider discontinuing the CMAC, Inc. (“CMAC”) business after the loss of a significant customer of that business. Thereafter, the opportunity arose to sell the business to its former owner, our former Senior Vice President. On June 30, 2015, we completed the sale of 100% of the issued and outstanding share capital of CMAC, Inc. (“CMAC”) and recorded a loss on sale of $89,000, which is classified as loss on sale of discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss. The agreement provided for the sale of substantially all of the assets and liabilities of CMAC for $302,000 in cash consideration and $348,000 in liabilities forgiven by the CMAC purchaser. We have accounted for this business as discontinued operations and accordingly, our unaudited condensed consolidated financial statements and accompanying notes for current and prior periods have been restated to present the results of operations of CMAC as discontinued operations. In addition, the assets and liabilities have been treated and classified as discontinued operations in the accompanying condensed consolidated balance sheets as of September 30, 2015 and have been restated at December 31, 2014 to provide a comparable presentation.

Debt Obligations

We are currently in default on certain obligations as of September 30, 2015. We have not made the final payment on the Royal Bank of Canada (“RBC”) Term Loan was originally scheduled to be paid in June 2015. The payment was rescheduled with RBC for September 2015, the Company continues to be in negotiation with RBC on this payment. Such agreement has not been documented in writing and is based on an oral agreement with RBC. The Company also did not pay interest due on the BDC, Inc. (“BDC”) Term Loan due since June 2015. BDC has advised us on July 30, 2015 that the financing is in arrears on interest. The failure to pay interest due is a violation of the terms of the financing agreement. We are in negotiations with BDC to secure acceptable refinancing terms.

We are currently in default on the Apex seller note as of the date of this filing. The seller of Apex has demanded payment in full including certain monitoring and administrative fees. We have accrued $69,000 as of September 30, 2015 for certain fees related to the demand payment. Between April 2015 and June 2015, Apex had been delinquent on its lease obligations to Harvester Properties of Burlington, Inc. In June 2015, Harvester Properties gave notice of termination of the lease agreement. Since that time, Apex has relocated its operations. There is $125,000 relating to these lease obligations including interest and other fees at September 30, 2015 outstanding and included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Due to the failure to pay interest on the BDC term loan discussed above, the Company is in covenant default under the subordinated debt provisions of the applicable SVB loan agreement (the “SVB Loan Agreement”). The Company has had discussions with SVB regarding this default and is working with SVB to cure. A SVB lending officer has orally indicated that SVB does not intend exercising legal rights under the SVB Loan Agreement for this default, however, this is not evidenced in writing and is not enforceable.

Former Employee Matters

For the three and nine months ended September 30, 2015, there has been significant decrease in sales to certain customers in our North East region, which we believe is substantially the result of the departure of four former employees who resigned earlier in 2015 and are now working for one of our competitors (see the further discussion in Part II - Other Information, Item 1: Legal Proceedings).

Non-Payment of Required Dividend Payments

Pursuant to the terms of the Series D and Series E preferred stock agreements, dividend payments totaling $722,000 and $472,000, respectively, were to be paid-in-kind, in common stock, for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015. None of the payments have been made as of the date of this filing and we are not in compliance with the specific terms of the related preferred stock agreements. Such amounts have been accrued as of September 30, 2015 and are reflected in the current liabilities in the accompanying unaudited condensed consolidated balance sheets.

Results of Continuing Operations

In the tables presented below, all dollar amounts have been rounded to the nearest thousand and all percentages are actual. Due to rounding, totals may not sum exactly.

	Three Months Ended September 30,		Increase	Nine Months Ended September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
		(Restated)			(Restated)
Net sales	$8,240	$11,608	(29.0%)	$27,410	$37,809	(27.5%)
Gross profit	1,678	2,403	(30.2%)	5,562	8,085	(31.2%)
Total operating expenses	1,730	2,419	(28.5%)	9,207	8,246	11.7%
Operating loss from continuing operations	(52)	(16)	225.0%	(3,645)	(161)	2164.0%
Net loss from continuing operations, before income taxes	(83)	(174)	(52.3%)	(3,894)	(553)	604.2%
Benefit for income taxes from continuing operations	(312)	(307)	1.6%	(277)	(327)	(15.3%)
Net (loss) income from continuing operations	229	133	72.6%	(3,617)	(226)	1501.6%
Discontinued operations:
Loss on sale of discontinued operations, net of tax	-	-		(89)	-
Income (loss) from discontinued operations, net of tax	-	(696)	(100.0%)	(94)	(469)	(80.0%)
Net (loss) income	229	(563)	(140.7%)	(3,800)	(695)	446.9%

Net Sales

Net sales for the three and nine months ended September 30, 2015 and 2014 is summarized below:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
		(Restated)			(Restated)
Hardware	$5,453	$7,906	(31.0%)	$18,030	$26,039	(30.8%)
Professional services	2,057	2,675	(23.1%)	6,721	8,196	(18.0%)
Software	401	730	(45.0%)	1,708	2,519	(32.2%)
Other	328	297	10.4%	951	1,055	(9.9%)
	$8,240	$11,608	(29.0%)	$27,410	$37,809	(27.5%)

Net sales were $8.2 million for the three months ended September 30, 2015, compared to $11.6 million for the same period ended September 30, 2014, a decrease of $3.4 million or 29.0%. The decrease was driven principally by our hardware category, which declined by $2.4 million, or 31.0% over the comparable period.  The decrease in hardware sales was due to several large retail customers with lower than expected sales for the three months ended September 30, 2015.

Net sales were $27.8 million for the nine months ended September 30, 2015, compared to $37.8 million for the same period ended September 30, 2014, a decrease of $10.4 million or 27.5%. The decrease was driven principally by our hardware category, which declined by $8.0 million, or 30.8% over the comparable period.  The decrease in hardware sales was due to several large retail customers in all three quarters were lower than expected.

For the three and nine months ended September 30, 2015, there has been a significant decrease in sales to certain customers in our North East region, which we believe is substantially the result of the departure of four former employees who resigned earlier in 2015 and are now working for one of our competitors (see the further discussion in Part II - Other Information, Item 1: Legal Proceedings).

Cost of Sales

Cost of sales for the three and nine months ended September 30, 2015 and 2014 is summarized below:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
		(Restated)			(Restated)
Hardware	$4,482	$6,450	(30.5%)	$14,784	$21,163	(30.1%)
Professional services	1,410	1,651	(14.6%)	4,548	5,096	(10.8%)
Software	423	870	(51.4%)	1,775	2,635	(32.6%)
Other	248	234	6.0%	741	829	(10.6%)
	$6,562	$9,205	(28.7%)	$21,848	$29,724	(26.5%)

The cost of sales line includes hardware costs, third party licenses, costs associated with third party professional services, salaries and benefits for project managers and software engineers, freight, consumables and accessories.

Cost of sales was $6.6 million for the three months ended September 30, 2015, compared to $9.2 million for the same period ended September 30, 2014, a decrease of $2.6 million or 28.7%. The decrease in cost of sales for hardware of 30.5% for the three months ended September 30, 2015 compared to the same period in 2014 was approximately in proportion to the decrease in hardware sales. The decrease in cost of sales for software from the three months ended September 30, 2015 compared to the three months ended September 30, 2014 is in direct correlation with the decrease in software.

Cost of sales was $21.8 million for the nine months ended September 30, 2015, compared to $29.7 million for the same period ended September 30, 2014, a decrease of $7.9 million or 26.5%. The decrease in cost of sales for hardware of 30.1% for the nine months ended September 30, 2015 compared to the same period in 2014 was consistent with hardware sales decrease. The decrease in cost of sales for professional services of 10.8% for the nine months ended September 30, 2015 compared to the same period in 2014 is correlated to the decrease in net sales for professional services of 18.0%, offset by fixed costs in professional service personnel carried throughout the period. The decrease in cost of sales for software of 32.6% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 is in direct correlation with the decrease in software.

Gross Profit

Gross profit for the three and nine months ended September 30, 2015 and 2014 is summarized below:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
		(Restated)			(Restated)
Hardware	$971	$1,456	(33.3%)	$3,246	$4,875	(33.4%)
Professional services	647	1,024	(36.8%)	2,173	3,099	(29.9%)
Software	(21)	(140)	(84.6%)	(67)	(116)	(42.4%)
Other	80	63	26.6%	210	226	(7.1%)
	$1,678	$2,403	(30.2%)	$5,562	$8,085	(31.2%)
As a percentage of sales	20.4%	20.7%	(0.3%)	20.3%	21.4%	(1.1%)

Our gross profit was $1.7 million for the three months ended September 30, 2015, compared to $2.4 million for the same period ended September 30, 2014, a decrease of $0.7 million or 30.2%. Our gross margin decreased by 35 basis points to 20.4% in 2015, from 20.7% in the comparable period of 2014. Our gross margin declined due to changes in product mix related to hardware sales along with higher recognized fixed costs for professional services.

Our gross profit was $5.6 million for the nine months ended September 30, 2015, compared to $8.1 million for the same period ended September 30, 2014, a decrease of $2.5 million or 31.2%. Our gross margin decreased by 109 basis points to 20.3% in 2015, from 21.4% in the comparable period of 2014. Our gross margin declined due to changes in product max related to hardware sales along with higher recognized fixed costs for professional services.

Selling, General and Administrative Expenses

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
		(Restated)			(Restated)
Selling, general and administrative expenses	$1,730	$2,419	(28.5%)	$6,160	$8,246	(25.3%)
Goodwill and intangible asset impairment charge	$-	-		3,047	-
As a percentage of sales	21.0%	20.8%	0.2%	22.5%	21.8%	0.7%

Selling, general and administrative expenses were $1.7 million for the three months ended September 30, 2015, compared to $2.4 million for the same period in the prior year.  This represents a decrease of $0.7 million, or 28.5%.

Excluding the impact of goodwill and intangible asset impairment, selling, general and administrative expenses were $6.2 million for the nine months ended September 30, 2015, compared to $8.3 million for the same period in the prior year.  This represents a decrease of $2.1 million, or 25.3%.

Overall decrease in selling, general and administrative expenses for the three and nine months ended September 30, 2015 from the prior comparable periods is primarily related to reductions in headcount and associated salaries and commissions along with other reductions in general expenses.

Subsequent to the 2014 annual impairment test, and during the second quarter ended June 30, 2015, we concluded there were indicators of potential goodwill impairment for our Apex business based on changes in our long-term strategy and outlook for Apex. As a result of identifying indicators of impairment, we performed an impairment review of goodwill and intangible assets as of September 30, 2015.

Based on the analysis, we recorded an impairment charge to goodwill of $2.1 million and intangible assets of $0.9 million in the second quarter of 2015.  This impairment was reported as part of the continuing operations results for the nine months ended September 30, 2015. As a result, we have no goodwill or intangible assets remaining related to the Apex business.

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

Depreciation and Amortization

We account for a portion of our depreciation and amortization expense as cost of sales, and the remainder as selling, general and administrative expense. Depreciation and amortization for the three and nine month periods ended September 30, 2015 and 2014 is summarized below:

	Three Months Ended			Nine Months Ended
	September 30,		Increase	September 30,		Increase
	2015	2014	(Decrease)	2015	2014	(Decrease)
		(Restated)			(Restated)
Depreciation and amortization
In cost of sales	$-	$0.2	(100.0%)	$0.3	$0.6	(57.4%)
In operating expenses	0.0	0.1	(90.0%)	0.1	0.4	(63.9%)
Total depreciation and amortization	$0.0	$0.3	(96.6%)	$0.4	$1.0	(59.7%)
As a percentage of sales	0.1%	2.8%	(2.6%)	1.5%	2.6%	(1.2%)

The reduction in depreciation and amortization was principally as a result of a decrease in the amortization of intangible assets.

Interest Expense

Interest expense arises from our outstanding balances under our lines of credit and from our outstanding subordinated debt.

Interest expense was $178,000 for the three months ended September 30, 2015, compared to $229,000 for the same period in the prior year. The $51,000 decrease in interest expense reflected a decrease in our average outstanding general debt obligations during the three months ended September 30, 2015 compared to the similar period in the prior year offset by increased interest fees associated with the default in the Apex seller’s note.

Interest expense was $580,000 for the nine months ended September 30, 2015, compared to $658,000 for the same period in the prior year. The $78,000 decrease in interest expense reflected a decrease in our average outstanding general debt obligations during the nine months ended September 30, 2015 compared to the similar period in the prior year offset by increased interest fees associated with the default in the Apex seller’s note.

Discontinued Operations

On June 30, 2015, we completed the sale of 100% of the issued and outstanding share capital of CMAC and recorded a loss on sale of $157,000, which is classified as loss on sale of discontinued operations in the accompanying condensed consolidated statements of operations and comprehensive loss. The Company’s unaudited condensed consolidated financial statements and accompanying notes for current and prior periods have been restated to present the results of operations of CMAC as discontinued operations. In addition, the assets and liabilities have been treated and classified as discontinued operations in the accompanying condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014.

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

The carrying amounts of the major classes of CMAC assets and liabilities that are classified as discontinued operations on the accompanying condensed consolidated balance sheets are as follows (in thousands):

	September 30,	December 31,
	2015	2014
ASSETS
Current assets
Accounts receivable, net	$-	$1,144
Inventory, net		37
Deferred costs	-	645
Deferred tax asset	-	2
Prepaid expenses and other current assets	-	1
Total current assets of discontinued operations	-	1,829

Noncurrent assets
Other assets, net	-	15
Deferred costs, net of current portion	-	310
Goodwill	-	678
Intangible assets, net	-	631
Total noncurrent assets of discontinued operations	-	1,634
Total assets of discontinued operations	$-	$3,463
LIABILITIES
Current liabilities
Accounts payable	$-	$263
Accrued expenses and other current liabilities	-	727
Unearned revenue	-	1,003
Total current liabilities of discontinues operations	-	1,993

Noncurrent liabilities
Unearned revenue, net of current portion	-	455
Other long term liabilities	-	32
Total noncurrent liabilities of discontinued operations	-	487
Total liabilities of discontinued operations	$-	$2,480

The reconciliation of the major classes of income and expense constituting income (loss) from discontinued operations on the accompanying unaudited condensed consolidated statements of operations and comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Net sales	$-	$2,535	$3,156	$9,557
Cost of sales	-	1,918	2,432	7,265
Selling, general & administrative expenses	-	609	812	1,915
Operating (loss) income from discontinued operations	-	8	(88)	377
Other expense (income)
Interest expense	-	-	6	-
Other income	-	-	-	-
Total other expense from discontinued operations	-	-	6	-
(Loss) income from operations, before income tax	-	8	(94)	377
Income tax benefit on operations	-	704	-	846
Loss from discontinued operations, net of tax	$-	$(696)	$(94)	$(469)

Net loss on sale of discontinued operations, before income tax	$-	$-	$(157)	$-
Income tax benefit on loss on sale of discontinued operations	-	-	68	-
Loss on discontinued operations	$-	$-	$(89)	$-

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

We are currently in default on certain obligations as of September 30, 2015. We have not made the final payment on the RBC Term Loan that was originally scheduled to be paid in June 2015. The payment had been rescheduled with RBC for September 2015; the Company continues to be in negotiation with RBC with regard to this payment. Such rescheduling has not been documented in writing and is based on an oral agreement with RBC. We also have not paid interest due on the BDC Term Loan due for July 2015. BDC advised us on July 30, 2015 that the financing is in arrears on interest. The failure to pay interest due is a violation of the terms of the financing agreement. We are currently negotiating with BDC on restructuring the debt.

We are currently in default on the Apex seller Note as of the date of this filing. The seller of Apex has demanded payment in full including certain monitoring and administrative fees. We have accrued $69,000 as of September 30, 2015 for certain fees related to the demand payment. Between April 2015 and September 2015, Apex had been delinquent on its Canadian premises lease obligations to Harvester Properties of Burlington, Inc. In June 2015, Harvester Properties gave notice of termination of the lease agreement. Since that time, Apex has relocated its operations. At September 30, 2015, there is $125,000 relating to these lease obligations including interest and other fees included in accounts payable and accrued expenses on the accompanying condensed consolidated balance sheets.

Due to the failure to pay interest on the BDC term loan discussed above, we are in covenant default under the subordinated debt provisions of the SVB Loan Agreement. We have had discussions with SVB regarding this default and are working with SVB to cure. A SVB lending officer has orally indicated SVB does not intend exercising legal rights under the SVB Loan Agreement for this default; however, this is not evidenced in writing and is not enforceable.

In the event either or both of the RBC Loan Agreement or the BDC Loan Agreement are deemed to be in default, RBC or BDC, as applicable, could, among other things (subject to the rights of SVB as the Company’s senior lender and the terms of the inter-creditor agreement between SVB and BDC ), terminate the facilities, demand immediate payment of any outstanding amounts, and foreclose on our assets. Any such action would require us to curtail or cease operations, as the Company does not currently have alternative sources of financing.

If we do not achieve sustained positive operating results and do not raise sufficient additional capital when and if needed, material adverse events may occur including, but not limited to: 1) a reduction in the nature and scope of our operations, 2) our inability to fully implement our current business plan and 3) enforcement actions taken under our various loan agreements. If such events were to occur, they would have material adverse effect on the Company.  There can be no assurances that we will be able to successfully improve our liquidity position.  Our consolidated financial statements do not reflect any adjustments that might be required in the event of any of the adverse outcomes discussed above relating to this uncertainty.

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

In the quarter ended September 30, 2015, we experienced a decrease in revenue from continuing operations of $3.4 million, or 29.0% compared to the quarter ended September 30, 2014, and a $10.4 million, or 27.5% decrease in revenue for the nine months ended September 30, 2015 over the comparable nine months of 2014. In the quarter ended September 30, 2015 we experienced an operating loss from continuing operations of $52,000 compared to the operating loss from continuing operations of $16,000 for the quarter ended September 30, 2014, and excluding the impact of goodwill and intangible asset impairment charge of $3,047 million, we experienced a $598,000 operating loss from continuing operations for the nine months ended September 30, 2015 compared to an operating loss from continuing operations of $161,000 for the comparable period in 2014. At September 30, 2015 and December 31, 2014 we had a substantial working capital deficit, excluding discontinued operations, totaling $10.3 million and $7.8 million, respectively. Although a portion of this deficit is associated with deferred costs and unearned revenues, the liabilities that are expected to be satisfied in the foreseeable future in cash far exceed our receivables and other assets that are expected to be satisfied in cash.  In addition, as a consequence of our recent historical results of operations, availability under our credit line with Silicon Valley Bank has contracted and our overall liquidity has become further constrained. We are dependent upon future growth in net sales to meet our liquidity needs and our debt covenants for the next twelve months.

To address liquidity constraints, we have reduced non-essential expenses.  Such expense reductions have included, but have not been limited to, the consolidation of information technology environments, the consolidation of our East Coast depot facility into our larger California depot facility, the reduction of outsourced consulting expertise where unnecessary and the replacement of certain service providers with lower cost providers.  We have also consolidated administrative personnel and reduced total staffing levels by 29% from April 2013 through February 2014, constituting annual savings of approximately $3 million. These cost reduction measures have reduced the expense structure of our business significantly. We are focused on continuing to improve processes and reduce costs. Additionally, we are in negotiations to restructure our outstanding debt obligations. Currently, we have no plans to seek additional outside funding through the sale of our securities unless deemed necessary.  Should additional outside financing be needed, there is no assurance that such amounts will be available on terms acceptable to us, or at all.

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

As of September 30, 2015 and December 31, 2014, the outstanding balance on our SVB line of credit was approximately $3.3 and $5.8 million, respectively, and the interest rate was 6.5%. As of September 30, 2015, there was $342,000 available under the SVB line of credit. The February 27, 2015 amendment has certain financial covenant and other non-financial covenants. The minimum Tangible Net Worth requirement of an $8.6 million deficit, which is to be further reduced by one half of any funds raised through sales of common stock (as only 50% of additional capital raises are given credit in the Tangible Net Worth calculation) on or after February 1, 2015. As of September 30, 2015, the Company was in compliance with The Tangible Net Worth financial covenant and had available a $0.3 million cushion over the requirement. Should the Company incur losses in a manner consistent with its recent historical financial performance, the Company will violate Tangible Net Worth covenant without additional net capital raises in amounts that are approximately twice the amount of the losses incurred. Due to the default with the BDC term loan discussed above, the Company is in default under the subordinated debt provisions of the SVB Loan Agreement. The Company has had discussions with SVB regarding this default and is working with SVB to cure. A SVB lending officer has orally indicated they do not intend exercising legal rights under the SVB Loan Agreement for this default, however, this is not evidenced in writing and is not enforceable.

We have $52,000 of term debt with the Royal Bank of Canada (the “RBC Term Loan”), $1.3 million (US$) of term debt with the BDC (the “BDC Term Loan”) and $139,000 of term debt with SVB (the “SVB Term Loan”).  For more information regarding these Term Loans, please see our Annual Report on Form 10-K filed with the SEC on March 18, 2015.  All three Term Loans have financial covenants.  The Company was in compliance with the covenants of these Term Loans at December 31, 2014. At September 30, 2015, the Company was in compliance with the covenants of its RBC and SVB term loans. As of September 2015, the Company did not comply with the BDC covenant and is not expected to be in compliance at the next testing date of December 31, 2015. For the nine months ended September 30, 2015, we were able to achieve $1.7 million positive operating cash flow from continuing operations.  The final RBC payment was originally scheduled to be paid in June 2015 and has been rescheduled with RBC for September 2015; the Company continues to be in negotiation with RBC on this payment.

The Company has not paid the interest due on the BDC Term Loan due since June 2015. BDC has advised the Company on July 30, 2015 that the financing is in arrears on interest. The failure to pay interest is a violation of the terms of the financing agreement. The Company is in negotiations to secure acceptable refinancing terms.

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

Adjusted Working Capital deficit from continuing operations, excluding discontinued operations and classified assets and liabilities held for sale, at September 30, 2015 and December 31, 2014 are computed as follows (in thousands):

	September 30,	December 31,
	2015	2014
		(Restated)
Current assets	$7,627	$18,427
Current liabilities	17,944	26,369

Working capital - U.S. GAAP	(10,317)	(7,942)
Deferred costs	(2,104)	(2,532)
Deferred revenue	3,273	5,915

Current assets of discontinued operations	-	(1,829)
Current liabilities of discontinued operations	-	1,993

Adjusted working capital deficit from continuing operations- Non-GAAP measure	$(9,148)	$(4,395)

2015 Financing

We have not engaged in any securities issuances or other material capital raising in the first nine months of 2015.

2014 Financings

We have not engaged in any securities issuances or other material capital raising in the first nine months of 2014.

Cash Flows from Operating, Investing and Financing Activities

Information about our cash flows, by category, is presented in the accompanying unaudited Condensed Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014 (in millions):

	Nine Months Ended
	September 30,
	2015	2014	Increase/(Decrease)

Operating activities	$1.7	$2.2	$(0.5)	(22.7%)
Investing activities	0.2	(0.0)	0.2	674.5%
Financing activities	(3.3)	(1.3)	2.0	153.8%

Cash provided by operating activities during the first nine months of 2015 decreased by $0.5 million over the same period in the prior year. The decrease was primarily driven by changes in net working capital and other balance sheet changes, most notably from a $2.5 million decrease in accounts receivable due to timing of receivable collections and a $1.2 million decrease in inventory offset by decreases in accounts payable of $1.4 million and unearned revenue of $0.6 million. Also attributing to changes in net working capital were non-cash expenses as noted below.

During the nine months ended September 30, 2015, net cash provided by operating activities was $1.7 million. Our net loss was $3.8 million in the first nine months of 2015, a portion of which was the result of non-cash transactions during the period. Specifically, we had non-cash expense of $101,000 related to employee and non-employee stock based compensation, $46,000 in amortization of deferred financing costs, $3.0 million for impairment of goodwill and intangible assets related to Apex, $0.4 million in the change of fair value of warrants and $0.4 million of other non-cash transactions such as depreciation and amortization.

During the nine months ended September 30, 2014, net cash provided by operating activities was $2.2 million. Our net loss was $695,000 during the first nine months of 2014, a portion of which was the result of non-cash transactions during the period. Specifically, we had a $0.8 million non-cash expense including depreciation and amortization, employee and non-employee stock-based compensation.

Net cash provided by or (used in) investing activities was $0.2 million during the nine months ended September 30, 2015 and increased by $0.2 million over the comparable nine months of 2014. The increase was primarily related to cash received for the sale of CMAC.

During the nine months ended September 30, 2015, net cash used in financing activities was $3.3 million, due to $0.1 million in paid financing costs, a net $2.5 million in repayments under lines of credit, $0.5 million in repayments under our term loans, and $0.3 million in payments for the Series D and Series E Preferred Stock dividends.

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

Discontinued Operations

Net cash flows provided by discontinued operations were $0.4 million for the nine months ended September 30, 2015 and consisted of $0.6 million of cash flows provided by operating activities.

Net cash flows provided by discontinued operations were $0.7 million for the nine months ended September 30, 2014 and consisted of $1.1 million of cash flows provided by operating activities.

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

There have been no material changes to the Company's critical accounting policies during the nine months ended September 30, 2015.  See Footnote 2 of the Company's consolidated financial statements included in the Company's 2014 Annual Report on Form 10-K filed on March 18, 2015 with the SEC, for a description of the Company's critical accounting policies. See Note 3 in the accompanying unaudited condensed consolidated financial statements for the impact on the financial statements of the discontinued operation presentation.

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

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at 18 June 2015 EITF Meeting, on 18 August 2015.” The ASU amends subtopic 835-30 of previously issued ASU 2015-03 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of the deferred costs over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Management is currently evaluating the impact of the adoption of this accounting standard update on its financial statements.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2015.

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

Changes in Internal Controls.

There were no changes in our internal controls over financial reporting during the fiscal quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 2, 2014, we received a written “Wells Notice” from the staff of the Securities and Exchange Commission (the “SEC”) indicating that the staff has made a preliminary determination to recommend that the SEC bring an administrative proceeding against us. On the same day, Nicholas R. Toms, our then President and Chief Executive Officer and a then-serving member of the board of directors, also received a Wells Notice. Both Wells Notices relate to allegations that, from late 2009 to early 2011, Mr. Toms was the beneficial owner of shares of common stock our Company that were held and traded by a Delaware corporation in which Mr. Toms was a 10% owner; that Mr. Toms exercised control over the securities account; and that our shareholding and trades should have been reflected at the relevant times in public disclosures of Mr. Toms’ other holdings of our common stock. A Wells Notice is neither a formal allegation of wrongdoing nor a finding that any violations of law have occurred. Rather, it provides the recipient with an opportunity to respond to issues raised by the staff and offer its perspective to the staff prior to any decision to institute proceedings. In response to the Wells Notice, our Audit Committee conducted an internal review, assisted by new outside legal counsel, and on August 8, 2014, we submitted to the SEC a response to the Wells Notice setting forth why no action should be commenced against us. No proceedings have been commenced against us, and we have not had a response to our letter submitted on August 8, 2014.

On August 15, 2014, Mr. Toms resigned from his positions as Chief Executive Officer, President and member of the Company’s board of directors. On February 11, 2015, the SEC commenced a formal administrative proceeding against Mr. Toms. On March 26, 2015, the proceeding was stayed pending review by the SEC of Mr. Toms signed Offer of Settlement. On October 19, 2015, the SEC announced that it had settled the proceeding with Mr. Toms, with Mr. Toms agreeing to cease and desist from violating certain securities laws, to be barred for five years from acting as an officer or director of a public company, to pay $102,871 in disgorgement and interest and to pay a civil money penalty of $175,000. In regard to the proceeding against Mr. Toms, he has rights under Delaware law and the Company’s Articles of Incorporation to indemnification for actions taken in his capacity as director or executive officer. The Company previously accrued $175,000 as a potential obligation related to the Company’s indemnification of Mr. Toms. As of September 30, 2015, $125,000 is included as part of accrued expenses in the unaudited condensed consolidated balance sheets. During the second quarter of 2015, $50,000 was placed in escrow as potential payment in respect of Mr. Toms indemnification.

On April 3, 2015, the Company commenced a lawsuit in the United States District Court for the District of New Jersey, seeking monetary and injunctive relief against four former sales employees, (the “Individual Defendants”), and against North Rock Solutions, Inc. (“North Rock” and, collectively with the Individual Defendants, the “Defendants”). Between January and March 2015, each of the Individual Defendants resigned from the Company. Shortly thereafter, the Company discovered that they were all working for Tolt Solutions, Inc., a direct competitor of the Company, and had for months been taking actions that, in the Company’s view, constituted serious and harmful breaches of their contractual and common law obligations owed to the Company. The Company alleges that the Individual Defendants unlawfully misused Company information and their positions at the Company in order to exit the Company with Company customers, business and property. The Company alleges that the Individual Defendants had, in concert, been laying the foundation for their scheme for months. The Company also alleges that, based on additional discoveries it made after the Individual Defendants’ resignations, the Individual Defendants had for years been diverting business from the Company while working for the Company, by surreptitiously funneling paid installation and related work to an entity they created and owned, North Rock. As such, the Company claims that the Individual Defendants have breached duties of confidentiality and loyalty and that all of the Defendants have misappropriated confidential information and trade secrets, and are soliciting the Company’s customers unlawfully and competing unfairly against the Company, to its detriment. Discovery is continuing in the case and the parties have requested that it be extended from March 18, 2016, when it is due to close, until May 16, 2016.

On April 9, 2015, District Court Judge Claire C. Cecchi granted the Company’s motion for a temporary restraining order against the Defendants, ordering them to return all Company information, forbidding them from using any confidential information and restraining them from soliciting Company customers. On or about April 21, 2015, the Court held a conference on the Company’s motion for a preliminary injunction and entered interim relief pending trial, including a prohibition against the Defendants soliciting certain named Company customers. The minutes of the conference were sealed to protect the confidentiality of the identity of the customers. On May 1, 2015, the parties appeared for a conference before Magistrate Judge James B. Clark, who ordered that discovery begin immediately on an expedited basis. Contemporaneously with the commencement of our lawsuit to Federal court in New Jersey, Tolt Solutions, Inc. filed suit against the Company in state court in New York City, alleging that we had engaged in business defamation. On May 12, 2015, we answered Tolt's complaint, denying all charges, and filed a separate lawsuit in the same court against John Chis, who had resigned as the Company’s Senior Vice President of Sales in November 2014 and then joined Tolt, and who we allege has orchestrated or helped orchestrate the defendants' in the New Jersey case and Tolt's multiple unlawful actions against us and has, among other things, violated his duties as a senior executive while working for the Company, and engaged in further unlawful actions since leaving the Company. On or about May 12, 2015, Tolt voluntarily dismissed its defamation claim against the Company, and thereafter, the Company filed a complaint against Tolt in New York State Supreme Court alleging that Tolt induced Chis to breach his fiduciary duty to the Company and violated a confidentiality agreement with the Company. The Court dismissed both claims on grounds of lack of personal jurisdiction over Chis and on grounds of forum non conveniens on September 18, 2015.  The Court did not decide the merits of either case and the Company intends to continue to vigorously pursue its remedies.

ITEM 1A.	RISK FACTORS

During the three months ended September 30, 2015 there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K filed with the SEC on March 18, 2015. Please refer to that Risk Factors section for information concerning risks associated with the Company and an investment in the Company’s securities.

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

DecisionPoint Systems, Inc.

Date: November 13, 2015	By:	/s/ Greg A. Henry
Greg A. Henry
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2015	By:	/s/ Michael P. Roe
Michael P. Roe
Chief Financial Officer (Principal Financial and Accounting Officer)

