Form 10-Q
period 2021-03-31
DecisionPoint Systems, Inc.
filed 2021-05-17
CIK 1505611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

DECISIONPOINT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	333-245695	37-1644635
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

8697 Research Drive

Irvine, CA 92618-4204

(Address of principal executive offices)

(949) 465-0065

(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name on Each Exchange on Which Registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “small reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Non-accelerated filer ☒	Emerging growth company ☐
Accelerated filer ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 13,881,731 as of May 7, 2021.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DecisionPoint Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$1,816	$2,005
Accounts receivable, net	10,591	16,438
Inventory, net	1,005	884
Deferred costs	2,108	1,744
Prepaid expenses and other current assets	381	67
Total current assets	15,901	21,138
Operating lease assets	520	583
Property and equipment, net	741	751
Deferred costs, net of current portion	1,911	2,097
Deferred tax assets	1,930	1,973
Intangible assets, net	4,386	4,663
Goodwill	8,128	8,128
Other assets	22	22
Total assets	$33,539	$39,355
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,156	$12,852
Accrued expenses and other current liabilities	2,555	2,807
Deferred revenue	4,970	4,617
Line of credit	—	1,206
Due to related parties	52	34
Current portion of operating lease liabilities	265	261
Total current liabilities	15,998	21,777
Deferred revenue, net of current portion	3,042	3,140
Long-term debt	150	1,361
Noncurrent portion of operating lease liabilities	271	340
Other liabilities	846	873
Total liabilities	20,307	27,491
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 13,882 and 13,576 shares issued and outstanding, respectively	14	14
Additional paid-in capital	38,264	38,229
Accumulated deficit	(25,046)	(26,379)
Total stockholders’ equity	13,232	11,864
Total liabilities and stockholders’ equity	$33,539	$39,355

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales:
Product	$11,925	$15,095
Service	4,147	3,192
Net sales	16,072	18,287
Cost of sales:
Product	9,451	12,074
Service	2,783	1,895
Cost of sales	12,234	13,969
Gross profit	3,838	4,318
Operating expenses:
Sales and marketing expense	1,889	1,644
General and administrative expenses	1,620	1,148
Total operating expenses	3,509	2,792
Operating income	329	1,526
Interest expense	(29)	(99)
Gain on extinguishment of debt (Note 7)	1,211	—
Income before income taxes	1,511	1,427
Income tax expense	178	398
Net income and comprehensive income attributable to common shareholders	$1,333	$1,029
Earnings per share attributable to common shareholders:
Basic	$0.10	$0.08
Diluted	$0.08	$0.07
Weighted average common shares outstanding
Basic	13,769	13,576
Diluted	15,788	15,642

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	13,576	$14	$38,229	$(26,379)	$11,864
Net income	—	—	—	1,333	1,333
Share-based compensation expense	—	—	33	—	33
Exercise of warrants	303	—	—	—	—
Exercise of stock options	3	—	2	—	2
Balance at March 31, 2021	13,882	$14	$38,264	$(25,046)	$13,232

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	13,576	$14	$8,412	$(29,240)	$8,916
Net income	—	—	—	1,029	1,029
Share-based compensation expense	—	—	23	—	23
Balance at March 31, 2020	13,576	$14	$38,165	$(28,211)	$9,968

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income	$1,333	$1,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	360	190
Gain on extinguishment of debt	(1,211)	—
Amortization of deferred financing costs and note discount	17	33
Share-based compensation expense	33	23
Deferred income taxes, net	43	387
Provision for doubtful accounts	—	7
Changes in operating assets and liabilities:
Accounts receivable	5,847	2,328
Inventory, net	(121)	3,129
Deferred costs	(178)	103
Prepaid expenses and other current assets	(326)	(51)
Other assets, net	(5)	(1)
Accounts payable	(4,696)	(3,647)
Accrued expenses and other current liabilities	(109)	240
Due to related parties	18	(36)
Operating lease liabilities	(2)	(42)
Deferred revenue	255	512
Net cash provided by operating activities	1,258	4,204
Cash flows from investing activities
Cash paid for acquisitions	(170)	—
Purchases of property and equipment	(73)	(34)
Net cash used in investing activities	(243)	(34)
Cash flows from financing activities
Line of credit, net	(1,206)	(3,177)
Repayment of term debt	—	(62)
Debt issuance costs	—	(36)
Proceeds from exercise of stock options	2	—
Net cash used in financing activities	(1,204)	(3,239)
Change in cash	(189)	931
Cash, beginning of period	2,005	2,620
Cash, end of period	$1,816	$3,551
Supplemental disclosures of cash flow information
Cash paid for interest	$22	$61

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Description of Business

DecisionPoint Systems, Inc., which we sometimes refer to as the “Company”, “we” or “us”, is an enterprise mobility systems integrator that sells, installs, deploys and repairs mobile computing and wireless systems that are used both within a company’s facilities and in the field. These systems generally include mobile computers, mobile application software, and related data capture equipment including bar code scanners and radio frequency identification (“RFID”) readers. We also provide professional services, consulting, staging, kitting, deployment, maintenance, proprietary and third-party software and software customization as an integral part of our customized solutions for our customers. The suite of products utilizes the latest technologies with the intent to make complex mobile technologies easy to use, understand and keep running within all vertical markets such as merchandising, sales and delivery, field service, logistics and transportation and warehouse management.

In June 2018, we acquired 100% of the outstanding stock of Royce Digital Systems, Inc. (“RDS”). RDS provides innovative enterprise print and mobile technologies, deployment services and on-site maintenance.

In December 2020, we acquired 100% of the issued and outstanding membership interests of ExtenData Solutions, LLC (“ExtenData”). ExtenData is focused on enterprise mobility solutions and provides software product development, mobile computing, identification and tracking solutions, and wireless tracking solutions.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements of DecisionPoint Systems, Inc. and its subsidiaries on the accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The accompanying condensed consolidated financial statements include the accounts of DecisionPoint Systems, Inc. and its wholly owned subsidiaries, DecisionPoint Systems International (“DPSI”), DecisionPoint Systems Group, Inc. (“DPS Group”), RDS and ExtenData. ExtenData was acquired on December 4, 2020, and as such, has been consolidated into our financial position and results of operations beginning December 5, 2020. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted from these interim financial statements as permitted by SEC rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Special Financial Report on Form SP 15D2 for the years ended December 31, 2020 and 2019.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the full fiscal year.

COVID-19

COVID-19 and the response to the virus have negatively impacted economic activity in many sectors. The potential future economic impacts of COVID-19, while uncertain, could materially adversely impact the Company's results of operations. The financial related impact and duration of the pandemic cannot be reasonably estimated at this time.

Operating Segments

Under the Financial Accounting Standards Board Accounting Standards Codification 280-10, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles, if the segments have similar characteristics, and if the segments are similar in each of the following areas: (i) the nature of products and services, (ii) the nature of the production processes, (iii) the type or class of customer for their products and services, and (iv) the methods used to distribute their products or provide their services. We believe each of the Company’s segments meet these criteria as they provide similar products and services to similar customers using similar methods of production and distribution. Because we believe each of the criteria set forth above has been met and each of the Company’s segments has similar characteristics, we aggregate results of operations in one reportable operating segment.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis.

Revenue Recognition

We determine revenue recognition through the following steps: (1) identification of the contract with a customer; (2) identification of the performance obligations in the contract; (3) determination of the transaction price; (4) allocation of the transaction price to the performance obligations in the contract; and (5) recognition of revenue when, or as, a performance obligation is satisfied.

We combine contracts with the same customer into a single contract for accounting purposes when the contracts are entered into at or near the same time and the contracts are negotiated as a single commercial package, consideration in one contract depends on the other contract, or the services are considered a single performance obligation. If an arrangement involves multiple performance obligations, the items are analyzed to determine the separate units of accounting, whether the items have value on a standalone basis and whether there is objective and reliable evidence of their standalone selling price. The total contract transaction price is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost plus margin approach. We estimate the amount of total contract consideration we expect to receive for variable arrangements by determining the most likely amount we expect to earn from the arrangement based on the expected quantities of services we expect to provide, and the contractual pricing based on those quantities. We only include some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is subsequently resolved. We consider the sensitivity of the estimate, our relationship and experience with our client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement.

As discussed in more detail below, revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We do not have any material extended payment terms, as payment is due at or shortly after the time of the sale. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

We recognize contract assets or unbilled receivables related to revenue recognized for services completed but not yet invoiced to our clients. Unbilled receivables are recorded when we have an unconditional right to contract consideration. A contract liability is recognized as deferred revenue when we invoice clients, or receive customer cash payments, in advance of performing the related services under the terms of a contract. Remaining performance obligations represent the transaction price allocated to the performance obligations that are unsatisfied as of the end of each reporting period. Deferred revenue is recognized as revenue when we have satisfied the related performance obligation.

As of March 31, 2021, the total aggregate transaction price allocated to the unsatisfied performance obligations was approximately $8.0 million, of which approximately $5.0 million is expected to be recognized over the next 12 months. As of December 31, 2020, the total aggregate transaction price allocated to the unsatisfied performance obligations was approximately $7.8 million

Hardware, consumables, and software products - We recognize product revenue at the point in time when a client takes control of the hardware, consumables and/or software, which typically occurs when title and risk of loss have passed to the client. Our selling terms and conditions reflect that F.O.B ‘dock’ contractual terms establish that control is transferred from us at the point in time when the product is shipped to the customer.

Revenues from software license sales are recognized as a single performance obligation on a gross basis as we are acting as a principal in these transactions at the point the software license is delivered to the customer. Generally, software licenses are sold with accompanying third-party delivered software assurance, which allows customers to upgrade, at no additional cost, to the latest technology if new capabilities are introduced during the period that the software assurance is in effect. In most instances, we determined that the accompanying third-party delivered software assurance is critical or essential to the core functionality of the software license because we do not sell the software license and standard warranty on a standalone basis (which indicates that the customer cannot benefit from the software license and standard warranty on its own), the software license and the standard warranty are not separately identifiable, the software license assurance warranty are inputs of a combined item in the contract, the assurance warranty and software license are highly interdependent and interrelated because the core functionality of the license is dependent on the assurance warranty, and our promise to provide the assurance warranty that is necessary for the software license to continue to provide significant benefit to the customer. As a result, the software license and the accompanying third-party delivered software assurance are recognized as a single performance obligation. We consider several factors to determine whether we are acting as a principal or an agent, including whether we are the primary obligor to the customer, have established our own pricing and have inventory and credit risks.

Our internally developed software solution generates SaaS revenues from implementation, training and subscription fees. The initial term of the SaaS agreements is generally one year. The subscription fees are recognized over the subscription period. The implementation fees are necessary and integral for the customer to utilize the software. As such, the implementation fees are deferred and amortized over the subscription period.

We also offer third-party SaaS subscriptions to our customers. The third-party subscriptions are recognized on a net basis as we are acting as an agent in these transactions, whereas our internally developed software solution offering is recognized on a gross basis.

We leverage drop-ship shipments with many of our partners and suppliers to deliver hardware and consumable products to our clients without having to physically hold the inventory at our warehouses, thereby increasing efficiency and reducing costs. We recognize revenue for drop-ship arrangements on a gross basis as the principal in the transaction when the product is received by the client because we control the product prior to transfer to the client. We also assume primary responsibility for the fulfillment in the arrangement, we assume inventory risk if the product is returned by the client, we set the price of the product charged to the client, we assume credit risk for nonpayment by our customer, and we work closely with clients to determine their hardware specifications.

Professional services - We provide professional services which include consulting, staging, deployment, installation, repair and customer specified software customization. The arrangement is based on either a time and material basis or a fixed fee. For our time and materials service contracts, we recognize revenues as those services are provided and consumed, as this is the best output measure of how the services are transferred to the customer. Fixed fee contracts are recognized in the period in which the services are performed or delivered using a proportional service model. Except for installation services that are recognized over the subscription period as previously described, all other professional services are recognized on a gross basis in the period in which the services are performed or delivered.

Maintenance services - We sell certain Original Equipment Manufacturer (“OEM”) hardware and software maintenance support arrangements to our clients. We also offer an internal maintenance agreement related to hardware. These contracts are support service agreements for the hardware and/or software products that were acquired from us and others. Although these are third-party support agreements for maintenance on the specific hardware and/or software products, our internal help desk and systems engineers assist customers by providing technical assistance on the source of or how to fix the problem. In addition, we also provide a turn back feature, deploying replacements as needed while we manage the return and reverse logistics of the product back to the OEM. Revenue related to service contracts is recognized ratably over the term of the agreement, generally over one to three years.

We generally act as the principal in the transaction as the primary obligor for fulfillment in the arrangement, we set the price of the service charged to the customer, and we assume credit risk for the amounts invoiced. In addition, we manage back-end warranties, service contracts and repairs for multiple products and suppliers. We leverage our knowledge base of mobility best practices by consolidating multiple supplier’s maintenance requirements under a single point in contact through us. Our internal support team assists our customers first by performing an initial technical triage to determine the source of the problem including, but not limited to, physical damage and software issues and whether they can be handled remotely by the client or returned for repair. Further, we receive the returned products, confirm that the equipment is operational or not, either repair or refurbish the equipment internally or return it to the manufacturer directly to repair. We then obtain the product turn back from the manufacturer and either send it back out to a specific customer location or place in a customer’s spare pool. As a result, we recognize the revenue on a gross basis. For certain of our agreements, the accompanying third-party delivered software assurance is recognized on a net basis when we are acting as an agent in these transactions.

We defer costs to acquire contracts, including commissions, incentives and payroll taxes if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are amortized to sales and marketing expense over the contract term, generally over one to three years. We have elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We include deferred contract acquisition costs in “Prepaid expenses and other current assets” in the condensed consolidated balance sheets. As of March 31, 2021 and December 31, 2020, we deferred $154,747 and $136,417, respectively, of related contract acquisition costs. We recorded $44,623 and $18,167 in amortized deferred contract acquisition costs in the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes net sales by revenue source (in thousands):

	Three Months Ended March 31,
	2021	2020
Hardware and software	$10,466	$14,075
Consumables	1,459	1,020
Professional services	4,147	3,192
	$16,072	$18,287

Accounting Standards Adopted

We adopted ASU 2020-10, “Codification Improvements”. This ASU amended a variety of Topics, including presentation and disclosures of financial statements, interim reporting, accounting changes and error corrections. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

We adopted ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,”. ASU 2019-12 removed certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU will require the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The guidance was initially effective for us in the first quarter of 2020. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which, among other things, defers the effective date of ASU 2016-13 for public filers that are considered smaller reporting companies, as defined by the SEC, to fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted. Although management continues to analyze the provisions of this ASU, currently, we believe the adoption of this ASU will not significantly impact the Company’s consolidated results of operations and financial position.

There are no other accounting standards that have been issued but not yet adopted that we believe could have a material impact on our consolidated financial statements.

Note 3: Acquisition

ExtenData Solutions, LLC

On December 4, 2020, the Company entered into a Membership Unit Purchase Agreement and concurrently therewith closed upon the acquisition of all of the issued and outstanding membership interests of ExtenData for $5,169,787. The consideration we paid is comprised of cash of $4,419,787, of which $169,787 and $4,250,000 was paid as of March 31, 2021 and December 31, 2020, respectively, and an estimated earn-out obligation valued at $750,000, subject to the financial performance of ExtenData during each of the two years following the closing of the acquisition. The earn-out obligation is recorded in “Other liabilities” in the condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020.

Note 4: Intangible Assets

Definitive lived intangible assets are as follows (in thousands):

	March 31, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists and relationships	$5,690	$(1,861)	$3,829	$5,690	$(1,663)	$4,027
Trade names	1,000	(500)	500	1,000	(434)	566
Developed technology	70	(13)	57	70	(3)	67
Backlog	60	(60)	-	60	(57)	3
	$6,820	$(2,434)	$4,386	$6,820	$(2,157)	$4,663

Amortization expense recognized during the three months ended March 31, 2021 and 2020 was $0.3 million and $0.2 million, respectively. Amortization expense is calculated on an accelerated basis.

Note 5: Net Income Per Share

Basic net income per common share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted net income per share is calculated similarly to basic per share amounts, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. For periods in which there is a net loss, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

Below is a reconciliation of the fully dilutive securities effect for the three months ended March 31, 2021 and 2020 (in thousands, except per share data):

	March 31, 2021	March 31, 2020
Net income attributable to common stockholders	$1,333	$1,029

Weighted average basic shares outstanding	13,769	13,576
Dilutive effect of stock options and warrants	2,019	2,066
Weighted average shares for diluted earnings per share	15,788	15,642

Basic income per share	$0.10	$0.08
Diluted income per share	$0.08	$0.07

Note 6: Line of Credit

The amended and restated credit agreement with Pacific Western Business Finance (“PWBF”) provides a line of credit of $10 million with a maturity date of September 2023. The line of credit bears interest at the prime rate plus 1.25% with a floor of 4.75% (4.75% at March 31, 2021 and December 31, 2020) and is secured by substantially all of our assets.

As of March 31, 2021, availability under the line of credit was $6.2 million, which is determined from a borrowing base calculation on our existing accounts receivable balance. As of March 31, 2021, we had no outstanding borrowings under the line of credit, and as of December 31, 2020, we had $1.2 million outstanding under the line of credit.

Note 7: Term Debt

The following table sets forth our outstanding term debt (in thousands):

	Maturity Date	March 31, 2021	December 31, 2020
EIDL promissory note	August 27, 2051	$150	$150
PWBF PPP loan	May 4, 2022	—	471
PWBF PPP loan	April 20, 2022	—	740
Total long-term debt		$150	$1,361

PWBF PPP Loans

On April 20, 2020 and May 4, 2020, we received $740,000 and $471,000, respectively, in proceeds from loans from PWBF, which were granted pursuant to the Paycheck Protection Program of the Coronavirus Aid Relief and Economic Security Act (collectively, the “PPP Loans”). Under the terms of the PPP Loans, interest accrues on the outstanding principal at the rate of 1.0% per annum with a deferral of payments for three months and with a term of two years. Principal payments are due and payable in 18 consecutive payments beginning on November 1, 2020 in the amount of $41,437 for the PPP Loan received on April 20, 2020 and $26,374 beginning on December 1, 2020 for the PPP Loan received on May 4, 2020. The PPP Loans may be prepaid in part or in full, at any time, without penalty. The CARES Act provides for forgiveness of up to the full amount borrowed, subject to certain conditions, and based on the use of proceeds for qualifying expenses including payroll, benefits, rent and utilities. We used the entire PPP Loan proceeds for qualifying expenses. In December 2020, we applied for loan forgiveness, including principal and accrued interest as permitted by the CARES Act. Principal and interest payments due under the PPP Loans are deferred until the review and approval of any forgiveness is made by the Small Business Administration (“SBA”). We accounted for the PPP Loans under the ASC 740 debt model.

In February and March 2021, we received SBA notices of forgiveness of the PPP Loans in whole, including all accrued interest to date. As a result, we recorded a gain on extinguishment of debt of $1.2 million in the first quarter of 2021.

EIDL Promissory Note

On August 27, 2020, we received $150,000 in connection with a promissory note from the SBA under the Economic Injury Disaster Loan (“EIDL”) program pursuant to the CARES Act. Under the terms of the EIDL promissory note, interest accrues on the outstanding principal at an interest rate of 3.75% per annum and with a term of 30 years with equal monthly payments of principal and interest of $731 beginning on August 27, 2021.

Interest expense

For the three months ended March 31, 2021 and 2020, interest expense on debt was approximately $29,000 and $99,000, respectively.

Note 8: Warrants

The following table summarizes information about our outstanding common stock warrants as of March 31, 2021:

	Date		Strike	Total Warrants Outstanding and	Total Exercise Price	Weighted Average Exercise
	Issued	Expiration	Price	Exercisable	(in thousands)	Price
Warrants - Common Stock	Jun-18	Jun-23	$0.50	633,600	$317
Warrants - Common Stock	Oct-18	Oct-23	0.70	52,500	37
				686,100	$354	$0.52

On February 3, 2021, the common stock warrants issued by the Company in September 2016 were fully exercised by all of the holders on a cashless basis. As a result of the cashless exercise, 303,008 shares of common stock were issued.

Note 9: Share-Based Compensation

Under our amended 2014 Equity Incentive Plan (the “2014 Plan”), 2,200,000 shares of our common stock are reserved for issuance under the plan.

Under the 2014 Plan, common stock incentives may be granted to our officers, employees, directors, consultants, and advisors (and prospective directors, officers, managers, employees, consultants and advisors) and our affiliates can acquire and maintain an equity interest in us, or be paid incentive compensation, which may (but need not) be measured by reference to the value of the our common stock.

The 2014 Plan permits us to provide equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and other stock bonus awards and performance compensation awards.

The 2014 Plan is administered by the Compensation Committee, which determines recipients and the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the 2014 Plan cannot exceed ten years. Options shall not have an exercise price less than 100% of the fair market value of our common stock on the grant date, and generally vest over a period of five years. If the individual possesses more than 10% of the combined voting power of all classes of our stock, the exercise price shall not be less than 110% of the fair market of a share of common stock on the date of grant.

The following table summarizes stock option activity for the three months ended March 31, 2021:

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	($ in thousands)
Outstanding at January 1, 2021	895,463	$0.98
Granted	437,500	1.63
Exercised	(2,500)	0.94
Outstanding at March 31, 2021	1,330,463	$1.19	2.7	$1,499
Exercisable at March 31, 2021	789,211	$1.00	1.4	$1,075

Share-based compensation cost is measured at the grant date based on the fair value of the award. The fair values of stock options granted during the three months ended March 31, 2021 were estimated using the Black-Scholes option-pricing model with the following assumptions:

Weighted average grant-date fair value per option granted	$0.75
Expected option term	3.0 years
Expected volatility factor	70.0%
Risk-free interest rate	0.19%
Expected annual dividend yield	—

We estimate expected volatility using historical volatility of common stock of our peer group over a period equal to the expected life of the options. The expected term of the awards represents the period of time that the awards are expected to be outstanding. We considered expectations for the future to estimate employee exercise and post-vest termination behavior. We do not intend to pay common stock dividends in the foreseeable future, and therefore have assumed a dividend yield of zero. The risk-free interest rate is the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term of the awards.

As of March 31, 2021, there was $0.4 million of total unrecognized share-based compensation related to unvested stock options. These costs have a weighted average remaining recognition period of 2.6 years.

Note 10: Contingencies

Litigation

From time to time, we are subject to litigation incidental to the conduct of our business. When applicable, we record accruals for contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in our opinion, individually or in the aggregate, no such lawsuits are expected to have a material effect on our condensed consolidated financial position or results of operations.

Concentration

One customer accounted for approximately 18% of consolidated net revenues during the three months ended March 31, 2021. No other customer accounted for more than 10% of consolidated net revenues. Trade accounts receivable from this customer represented approximately 11% of net consolidated receivables at March 31, 2021. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations. Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable. We sell product to a large number of customers in many different geographic regions. To minimize credit risk, we perform ongoing credit evaluations of its customers’ financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” These statements may relate to, among other things, our expectations regarding for our financial results, revenue, operating expenses and other financial measures in future periods, and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Our actual results may differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under “Risk Factors” in documents and reports we have filed with the Securities and Exchange Commission. Some additional factors that could cause actual results to differ include:

●	our plans to obtain funding for our current and proposed operations and potential acquisition and expansion efforts;
●	the ultimate impact of the COVID-19 pandemic, or any other health epidemic, on our business, our clientele or the global economy as a whole;
●	the concentration and the potential effect of the loss of a significant customer;
●	debt obligations of the Company arising from our line of credit or otherwise;
●	our ability to integrate the business operations of businesses that we acquire from time to time;
●	our general history of operating losses;
●	our ability to compete with companies producing similar products and services;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to develop innovative new products; and
●	our financial performance.

Our financial statements are stated in United States Dollars (“$”) and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). In this Quarterly Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

Overview

DecisionPoint is a provider and integrator of mobility and wireless systems for business organizations. The Company designs, deploys and supports mobile computing systems that enable customers to access employers’ data networks at various locations (i.e. the retail selling floor, nurse workstations, warehouse and distribution centers or on the road deliveries via enterprise-grade handheld computers, printers, tablets, and smart phones). The Company also integrates data capture equipment including bar code scanners and radio frequency identification (RFID) readers.

In December 2020, we completed the acquisition of ExtenData Solutions, LLC, a privately held company with corporate headquarters in Centennial, CO. DecisionPoint acquired ExtenData to better serve its customers, deepen its expertise in manufacturing, transportation and logistics, and hospitality, and provide a stronger regional presence across the Rocky Mountain and Southwest regions of the United States.

The future impact of the COVID-19 pandemic on our business and results of operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic, the effectiveness of the distribution of vaccines, and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. While our overall business and revenue since the onset of the pandemic were not materially adversely impacted, our customers, particularly those in the retail sector, have been significantly impacted by COVID-19 and our results of operations during 2020 and through March 31, 2021 are not necessarily indicative of results to be expected in the remainder of 2021 in light of the uncertainties surrounding the impact of COVID-19 pandemic on many of our customers.

Components of Results of Operations

Net Sales

Net sales reflect revenue from the sale of hardware, software, consumables and professional services (including hardware and software maintenance) to our clients, net of sales taxes.

Revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We do not have any material extended payment terms, as payment is due at or shortly after the time of the sale. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

Cost of Sales, Sales and Marketing Expenses, and General and Administrative Expenses

The following illustrates the primary costs classified in each major expense category:

Cost of sales, include:

●	Cost of goods sold for hardware, software and consumables;
●	Cost of professional services, including maintenance;
●	Markdowns of inventory; and
●	Freight expenses.

Sales and marketing expenses, include:

●	Sales salaries, benefits and commissions;
●	Consulting;
●	Marketing tools;
●	Travel; and
●	Marketing promotions and trade shows.

General and administrative expenses, include:

●	Corporate payroll and benefits;
●	Depreciation and amortization;
●	Rent;
●	Utilities; and
●	Other administrative costs such as maintenance of corporate offices, supplies, legal, consulting, audit and tax preparation and other professional fees.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales (in thousands):

	Three Months Ended March 31,
	2021	2020
Statements of Income Data:
Net sales	$16,072	$18,287
Cost of sales	12,234	13,969
Gross profit	3,838	4,318
Sales and marketing expenses	1,889	1,644
General and administrative expenses	1,620	1,148
Total operating expenses	3,509	2,792
Operating income	329	1,526
Interest expense	(29)	(99)
Gain on extinguishment of debt	1,211	-
Income before income taxes	1,511	1,427
Income tax expense	178	398
Net income	$1,333	$1,029
Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of sales	76.1%	76.4%
Gross profit	23.9%	23.6%
Sales and marketing expenses	11.8%	9.0%
General and administrative expenses	10.1%	6.3%
Total operating expenses	21.9%	15.3%
Operating income	2.0%	8.3%
Interest expense	0.2%	0.5%
Gain on extinguishment of debt	7.5%	-
Income before income taxes	9.4%	7.8%
Income tax expense	1.1%	2.2%
Net income	8.3%	5.6%

Results of Operations for the Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020 (Unaudited)

Net sales

	Three Months Ended March 31,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
Hardware and software	$10,466	$14,075	$(3,609)	(25.6)%
Consumables	1,459	1,020	439	43.0%
Professional services	4,147	3,192	955	29.9%
	$16,072	$18,287	$(2,215)	(12.1)%

Net sales decreased by 12.1%, or $2.2 million, during the three months ended March 31, 2021 as compared to the same period of the prior year. The decrease in net sales was primarily driven by a decrease in hardware and software sales in the retail sector due to significant equipment upgrades (and resulting purchases of our products and services) in the prior year period from one of our largest customers, partially offset by a $2.8 million increase in overall net sales associated with sales of ExtenData that we acquired in December 2020, as well as an increase in hardware sales in the healthcare sector as a result of more hospitals and offices resuming operations after COVID-19 restrictions were lifted. Significant customer equipment upgrades occur periodically and the related net sales, and the timing of those net sales, are difficult to estimate with a high degree of certainty.

Cost of sales

	Three Months Ended March 31,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
Hardware and software	$8,427	$11,358	$(2,931)	(25.8)%
Consumables	1,024	716	308	43.0%
Professional services	2,783	1,895	888	46.9%
	$12,234	$13,969	$(1,735)	(12.4)%

Cost of sales decreased by 12.4%, or $1.7 million during the three months ended March 31, 2021 as compared to the same prior year period primarily due to lower sales volume in hardware and software, partially offset by a $1.9 million increase in overall cost of sales associated with cost of sales of ExtenData that we acquired in December 2020, coupled with higher sales volume in consumables and professional services, and an increase in headcount for professional services associated with new professional service offerings in 2021.

Gross profit

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Gross profit:
Hardware and software	$2,038	$2,717
Consumables	435	304
Professional services	1,365	1,297
Total gross profit	$3,838	$4,318

Gross profit percentage:
Hardware and software	19.5%	19.3%
Consumables	29.8%	29.8%
Professional services	32.9%	40.6%
Total gross profit percentage	23.9%	23.6%

Gross profit decreased $0.5 million for the three months ended March 31, 2021 as compared to the prior year period, primarily as a result of lower sales volume and the other impacts noted above. The decrease in gross profit as a percentage of sales for professional services was attributed to an increase in compensation associated with a higher headcount as noted above.

Sales and marketing expenses

	Three Months Ended March 31,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
Sales and marketing expenses	$1,889	$1,644	$245	14.9%
As a percentage of sales	11.8%	9.0%	—	2.8%

Sales and marketing expenses increased $0.2 million, or 14.9%, for the three months ended March 31, 2021 as compared to the prior year period due to increased expenses for ExtenData operations that was acquired in December 2020. As a percentage of sales, sales and marketing expenses deleveraged 280 basis points primarily as a result of fixed marketing personnel costs associated with lower net sales.

General and administrative expenses

	Three Months Ended March 31,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
General and administrative expenses	$1,620	$1,148	$472	41.1%
As a percentage of sales	10.1%	6.3%	—	3.8%

General and administrative expenses increased $0.5 million, or 41.1%, for the three months ended March 31, 2021 as compared to the same period of the prior year. The increase in costs was primarily due to a $0.4 million increase in expenses associated with the acquisition of ExtenData in December 2020, director and executive compensation and benefits, and an increase in legal and compliance costs. As a percentage of sales, general and administrative costs deleveraged 380 basis points due to the higher compensation, legal and compliance costs associated with lower net sales as compared to the same period in the prior year.

Interest expense. The decrease in interest expense to $29,000 from $99,000 last year was due to a decrease in average debt balances and lower interest rates as compared to the same period last year.

Gain on extinguishment of debt. We recorded a gain on extinguishment of debt of $1.2 million in the first quarter of 2021 in connection with the SBA’s forgiveness of the PPP Loans.

Income tax expense. Income tax expense was approximately $0.2 million and $0.4 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

Net income. Net income was $1.3 million compared to $1.0 million, in the same period last year.

Liquidity and Capital Resources

As of March 31, 2021, our principal sources of liquidity were cash totaling $1.8 million and availability under our line of credit of $6.2 million. We have financed our operations primarily through cash generated from operating activities, borrowings from term loans and our line of credit. We have historically generated operating losses and negative cash flows from operating activities as reflected in our accumulated deficit. Based on our recent trends and our current future projections, we expect to generate cash from operations for the year ending December 31, 2021. Given our projections, combined with our existing cash and credit facilities, we believe the Company has sufficient liquidity for at least the next 12 months.

Our ability to continue to meet our cash requirements will depend on, among other things, the effect of COVID-19 on U.S. and global economic activity, our ability to achieve anticipated levels of revenues and cash flow from operations, our ability to manage costs and working capital successfully and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. Consequently, our estimates of the duration of the pandemic and the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the event of a sustained market deterioration, and declines in net sales, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all.

Working Capital (Deficit)

	March 31, 2021	December 31, 2020	Increase/ (Decrease)
	(in thousands)
Current assets	$15,901	$21,138	$(5,237)
Current liabilities	15,998	21,777	(5,779)
Working capital (deficit)	(97)	(639)	542

The improvement in working capital is primarily due to strong cash collections of accounts receivable that helped to fund decreases in accounts payable, accrued liabilities and current debt liabilities, including the reduction in the outstanding line of credit balance of $1.2 million at December 31, 2020.

Line of Credit

The amended and restated the credit agreement with Pacific Western Business Finance (“PWBF”) provides a line of credit of $10 million with a maturity date of September 2023. The line of credit bears interest at the prime rate plus 1.25%.

As of March 31, 2021, availability under the line of credit was $6.2 million, which is determined from a borrowing base calculation on our existing accounts receivable balance. As of March 31, 2021, we had no outstanding borrowings under the line of credit.

PPP Loans

On April 20, 2020 and May 4, 2020, we received $740,000 and $471,000, respectively, in proceeds from loans from PWBF, which were granted pursuant to the Paycheck Protection Program of the Coronavirus Aid Relief and Economic Security Act (collectively, the “PPP Loans”). We used the entire PPP Loan proceeds for qualifying expenses. In December 2020, we applied for loan forgiveness, including principal and accrued interest as permitted by the CARES Act. In February and March 2021, we received forgiveness of the PPP Loans in whole, including all accrued interest to date.

EIDL Promissory Note

On August 27, 2020, we received $150,000 in connection with a promissory note from the SBA under the Economic Injury Disaster Loan (“EIDL”) program pursuant to the CARES Act. Under the terms of the EIDL promissory note, interest accrues on the outstanding principal at an interest rate of 3.75% per annum and with a term of 30 years with equal monthly payments of principal and interest of $731 beginning on August 27, 2021.

Impact of CARES Act on Company Liquidity

On March 27, 2020, President Trump signed into law the CARES Act which, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We continue to examine the impacts the CARES Act may have on our business.

ExtenData Solutions, LLC Acquisition

On December 4, 2020, the Company entered into a Membership Unit Purchase Agreement and concurrently therewith closed upon the acquisition of all of the issued and outstanding membership interests of ExtenData for $5,169,787. The consideration we paid is comprised of cash of $4,419,787, of which $169,787 and $4,250,000 was paid as of March 31, 2021 and December 31, 2020, respectively, and an estimated earn-out obligation valued at $750,000, subject to the financial performance of ExtenData during each of the two years following the closing of the acquisition. As a result of the acquisition, ExtenData became a wholly owned subsidiary of the Company. ExtenData is focused on enterprise mobility solutions and provides software product development, mobile computing, identification and tracking solutions, and wireless tracking solutions. The operating results for ExtenData have been consolidated into our results of operations beginning December 5, 2020.

Cash Flow Analysis

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$1,258	$4,204
Net used in investing activities	(243)	(34)
Net cash used in financing activities	(1,204)	(3,239)
Net (decrease) increase in cash	$(189)	$931

Operating Activities

Net cash provided by operating activities decreased to $1.3 million for the three months ended March 31, 2021 from $4.2 million for the three months ended March 31, 2020. The decrease was primarily due the timing of payments to vendors.

Investing Activities

Net cash used in investing activities was $243,000 for the three months ended March 31, 2021 which is comprised of cash payments delivered in the first quarter of 2021 in connection with the acquisition of ExtenData and purchases of capital expenditures of property and equipment. Net cash used in investing activities was $34,000 for the three months ended March 31, 2020 which is comprised of purchases of capital expenditures of property and equipment.

Financing Activities

Net cash used in financing activities was $1.2 million for the three months ended March 31, 2021 which primarily comprised of payments on the line of credit. Net cash used in financing activities was $3.2 million for the three months ended March 31, 2020 which comprised of the repayment of debt.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our condensed consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates. A summary of our significant accounting policies is included in Note 2 to the audited consolidated financial statements in our Special Financial Report on Form SP 15D2 for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings, if any, under our line of credit, which bears interest at variable rates. As of March 31, 2021, we had no outstanding borrowings under our credit facility.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, we concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In December 2020, we acquired ExtenData, and we continue to integrate the ExtenData business into our financial reporting controls and procedures and internal control over financial reporting. We are in the process of migrating the information technology and data of ExtenData into our information technology infrastructure. We anticipate the transition and migration efforts to occur throughout the remainder of 2021.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in “Note 10: Contingencies” to our condensed consolidated financial statements included in this quarterly report is incorporated by reference into this Item.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, please refer to the section titled Risk Factors in our prospectus dated February 1, 2021 for a detailed discussion of certain risks that affect the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2021, we issued 303,008 shares of Company common stock upon the exercise of outstanding warrants. The issuances of the shares were exempt from registration pursuant to Section 4(a)(2) under the Securities Act of 1933, as amended, and / or Rule 506(b) thereunder. The warrants were exercised on a cashless basis.

Item 6. Exhibits

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by referenced from Exhibit 3.1 to Form S-1 filed on August 13, 2020)

3.2	Amended and Restated Bylaws of the Company (incorporated by referenced from Exhibit 3.1 to Form S-1 filed on August 13, 2020)

31.1*	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certifications

101	Interactive data files from DecisionPoint Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

DECISIONPOINT SYSTEMS, INC.

Dated: May 17, 2021	By:	/s/ Steve Smith
		Name:	Steve Smith
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Dated: May 17, 2021	By:	/s/ Melinda Wohl
		Name:	Melinda Wohl
		Title:	Vice President Finance and Administration (Principal Financial Officer and Principal Accounting Officer)