Form 10-Q
period 2021-06-30
DecisionPoint Systems, Inc.
filed 2021-08-16
CIK 1505611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

DECISIONPOINT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	333-245695	37-1644635
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

8697 Research Drive

Irvine, CA 92618-4204

(Address of principal executive offices)

(949) 465-0065

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name on Each Exchange on Which Registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 13,881,731 as of August 13, 2021.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DecisionPoint Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$2,967	$2,005
Accounts receivable, net	11,235	16,438
Inventory, net	1,136	884
Deferred costs	1,964	1,744
Prepaid expenses and other current assets	343	67
Total current assets	17,645	21,138
Operating lease assets	457	583
Property and equipment, net	742	751
Deferred costs, net of current portion	1,727	2,097
Deferred tax assets	1,991	1,973
Intangible assets, net	4,112	4,663
Goodwill	8,128	8,128
Other assets	22	22
Total assets	$34,824	$39,355
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,122	$12,852
Accrued expenses and other current liabilities	2,852	2,807
Deferred revenue	6,478	4,617
Line of credit	—	1,206
Due to related parties	59	34
Current portion of operating lease liabilities	269	261
Total current liabilities	17,780	21,777
Deferred revenue, net of current portion	2,811	3,140
Long-term debt	150	1,361
Noncurrent portion of operating lease liabilities	203	340
Other liabilities	437	873
Total liabilities	21,381	27,491
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 13,882 and 13,576 shares issued and outstanding, respectively	14	14
Additional paid-in capital	38,305	38,229
Accumulated deficit	(24,876)	(26,379)
Total stockholders’ equity	13,443	11,864
Total liabilities and stockholders’ equity	$34,824	$39,355

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales:
Product	$11,574	$12,667	$23,497	$27,762
Service	3,595	2,986	7,744	6,178
Net sales	15,169	15,653	31,241	33,940
Cost of sales:
Product	9,208	9,945	18,657	22,019
Service	2,465	1,790	5,250	3,685
Cost of sales	11,673	11,735	23,907	25,704
Gross profit	3,496	3,918	7,334	8,236
Operating expenses:
Sales and marketing expense	1,910	1,336	3,799	2,980
General and administrative expenses	1,474	1,084	3,094	2,232
Total operating expenses	3,384	2,420	6,893	5,212
Operating income	112	1,498	441	3,024
Interest expense	(21)	(72)	(50)	(171)
Gain on extinguishment of debt	—	—	1,211	—
Other income	—	10	—	10
Income before income taxes	91	1,436	1,602	2,863
Income tax benefit (expense)	79	(421)	(99)	(819)
Net income and comprehensive income attributable to common stockholders	$170	$1,015	$1,503	$2,044
Earnings per share attributable to stockholders:
Basic	$0.01	$0.07	$0.11	$0.15
Diluted	$0.01	$0.06	$0.10	$0.13
Weighted average common shares outstanding
Basic	13,882	13,576	13,826	13,576
Diluted	14,784	15,642	15,294	15,642

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021 and 2020

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2021	13,882	$14	$38,264	$(25,046)	$13,232
Net income	—	—	—	170	170
Share-based compensation expense	—	—	41	—	41
Balance at June 30, 2021	13,882	$14	$38,305	$(24,876)	$13,443

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 31, 2020	13,576	$14	$38,165	$(28,211)	$9,968
Net income	—	—	—	1,015	1,015
Share-based compensation expense	—	—	25	—	25
Balance at June 30, 2020	13,576	$14	$38,190	$(27,196)	$11,008

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	13,576	$14	$38,229	$(26,379)	$11,864
Net income	—	—	—	1,503	1,503
Share-based compensation expense	—	—	74	—	74
Exercise of warrants	303	—	—	—	—
Exercise of stock options	3	—	2	—	2
Balance at June 30, 2021	13,882	$14	$38,305	$(24,876)	$13,443

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	13,576	$14	$38,412	$(29,240)	$8,916
Net income	—	—	—	2,044	2,044
Share-based compensation expense	—	—	48	—	48
Balance at June 30, 2020	13,576	$14	$38,190	$(27,196)	$11,008

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income	$1,503	$2,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	715	378
Gain on extinguishment of debt	(1,211)	—
Amortization of deferred financing costs and note discount	25	63
Share-based compensation expense	74	48
Deferred income taxes, net	(18)	762
Changes in operating assets and liabilities:
Accounts receivable	5,203	(4,605)
Inventory, net	(252)	3,493
Deferred costs	150	101
Prepaid expenses and other current assets	(301)	26
Accounts payable	(4,730)	(1,343)
Accrued expenses and other current liabilities	(221)	(71)
Due to related parties	25	(16)
Operating lease liabilities	(3)	(43)
Deferred revenue	1,532	451
Net cash provided by operating activities	2,491	1,288
Cash flows from investing activities
Cash paid for acquisitions	(170)	—
Purchases of property and equipment	(155)	(51)
Net cash used in investing activities	(325)	(51)
Cash flows from financing activities
Line of credit, net	(1,206)	(2,070)
Repayment of term debt	—	(125)
Proceeds from issuance of term debt	—	1,211
Proceeds from exercise of stock options	2	—
Net cash used in financing activities	(1,204)	(984)
Change in cash	962	253
Cash, beginning of period	2,005	2,620
Cash, end of period	$2,967	$2,873
Supplemental disclosures of cash flow information
Cash paid for interest	$30	$108
Cash paid for income taxes	362	2

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the full fiscal year.

COVID-19

COVID-19 and the response to the virus have negatively impacted economic activity in many sectors. The potential future economic impacts of COVID-19, while uncertain, could materially adversely impact the Company’s results of operations. The financial related impact and duration of the pandemic cannot be reasonably estimated at this time.

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

As of June 30, 2021, the total aggregate transaction price allocated to the unsatisfied performance obligations was approximately $9.3 million, of which approximately $6.5 million is expected to be recognized over the next 12 months. As of December 31, 2020, the total aggregate transaction price allocated to the unsatisfied performance obligations was approximately $7.8 million, of which $1.7 million and $3.3 million in performance obligations were satisfied in the three and six months ended June 30, 2021, respectively.

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

Professional services - We provide professional services which include consulting, staging, deployment, installation, repair and customer specified software customization. The arrangement with a customer is based on either a time and material basis or a fixed fee. For our time and materials service contracts, we recognize revenues as those services are provided and consumed, as this is the best output measure of how the services are transferred to the customer. Fixed fee contracts are recognized in the period in which the services are performed or delivered using a proportional service model. Except for installation services that are recognized over the subscription period as previously described, all other professional services are recognized on a gross basis in the period in which the services are performed or delivered.

Maintenance services - We sell certain Original Equipment Manufacturer (“OEM”) hardware and software maintenance support arrangements to our clients. We also offer an internal maintenance agreement related to hardware. These contracts are support service agreements for the hardware and/or software products that were acquired from us and others. Although these are third-party support agreements for maintenance on the specific hardware and/or software products, our internal help desk and systems engineers assist customers by providing technical assistance on the source of or how to fix the problem. In addition, we provide a turn back feature, deploying replacements as needed while we manage the return and reverse logistics of the product back to the OEM. Revenue related to service contracts is recognized ratably over the term of the agreement, generally over one to three years.

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

We defer costs to acquire contracts, including commissions, incentives and payroll taxes if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are amortized to sales and marketing expense over the contract term, generally over one to three years. We have elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We include deferred contract acquisition costs in “Prepaid expenses and other current assets” in the condensed consolidated balance sheets. As of June 30, 2021 and December 31, 2020, we deferred $147,306 and $136,417, respectively, of related contract acquisition costs. We recorded $7,441 and $52,065 in amortized deferred contract acquisition costs in the three and six months ended June 30, 2021, respectively. We recorded $5,502 and $18,897 in amortized deferred contract acquisition costs in the three and six months ended June 30, 2020, respectively.

The following table summarizes net sales by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Hardware and software	$10,257	$11,975	$20,721	$26,050
Consumables	1,317	692	2,776	1,712
Professional services	3,595	2,986	7,744	6,178
	$15,169	$15,653	$31,241	$33,940

Accounting Standards Adopted

On January 1, 2021, we adopted ASU 2020-10, “Codification Improvements”. This ASU amended a variety of Topics, including presentation and disclosures of financial statements, interim reporting, accounting changes and error corrections. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

On January 1, 2021, we adopted ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,”. ASU 2019-12 removed certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and financial reporting and accounting exceptions for contracts, hedging accounting and other transactions that reference London Interbank Offered Rate (“LIBOR”) and are expected to be discontinued because of reference rate reform and will not apply to contracts entered into after December 31, 2022. In January 2021, the FASB issued ASU 2021-01, which refines the scope of Topic 848 and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate activities. The new guidance was effective upon issuance, and we can elect to apply the amendments prospectively through December 31, 2022. The adoption of this guidance did not have an impact on our condensed consolidated financial statements.

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

Note 3: Acquisition

ExtenData Solutions, LLC

On December 4, 2020, the Company entered into a Membership Unit Purchase Agreement and concurrently closed upon the acquisition of all of the issued and outstanding membership interests of ExtenData for $5,169,787. The consideration we paid was comprised of cash of $4,419,787 of which $169,787 and $4,250,000 was paid in March 2021 and December 2020, respectively, and an estimated earn-out obligation valued at $750,000, subject to the financial performance of ExtenData during each of the two years following the closing of the acquisition. The earn-out obligation is recorded in “Other liabilities” in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

Unaudited Pro Forma Information

The following table presents the unaudited pro forma net sales and net income for the three and six months ended June 30, 2020 as if the ExtenData acquisition had been completed on January 1, 2020 (in thousands):

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Net sales	$18,808	$40,249
Net income	1,066	2,147

Note 4: Intangible Assets

Definitive lived intangible assets are as follows (in thousands):

	June 30, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists and relationships	$5,690	$(2,059)	$3,631	$5,690	$(1,663)	$4,027
Trade names	1,000	(566)	434	1,000	(434)	566
Developed technology	70	(23)	47	70	(3)	67
Backlog	60	(60)	-	60	(57)	3
	$6,820	$(2,708)	$4,112	$6,820	$(2,157)	$4,663

Amortization expense recognized during the three and six months ended June 30, 2021 was $0.3 million and $0.6 million, respectively. Amortization expense recognized during the three and six months ended June 30, 2020 was $0.2 million and $0.3 million, respectively. Amortization expense is calculated on an accelerated basis.

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

Below is a reconciliation of the fully dilutive securities effect for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income attributable to common stockholders	$170	$1,015	$1,503	$2,044

Weighted average basic common shares outstanding	13,882	13,576	13,826	13,576
Dilutive effect of stock options, warrants and restricted stock	902	2,066	1,468	2,066
Weighted average shares for diluted earnings per share	14,784	15,642	15,294	15,642

Basic income per share	$0.01	$0.07	$0.11	$0.15
Diluted income per share	$0.01	$0.06	$0.10	$0.13

Note 6: Line of Credit

PWBF Line of Credit

The amended and restated credit agreement with Pacific Western Business Finance (“PWBF”) provided a line of credit of $10 million with a maturity date of September 2023. Outstanding amounts incurred interest at the prime rate plus 1.25% with a floor of 4.75% (4.75% at June 30, 2021 and December 31, 2020) and was secured by substantially all of our assets.

As of June 30, 2021, availability under the line of credit was $6.5 million, which is determined from a borrowing base calculation on our existing accounts receivable balance. As of June 30, 2021, we had no outstanding borrowings under the line of credit, and as of December 31, 2020, we had $1.2 million outstanding under the line of credit.

Effective on July 30, 2021, the amended and restated credit agreement between us and PWBF was terminated. The credit agreement with PWBF was terminated in connection with the Company entering into a new credit facility with MUFG Union Bank, National Association as described below. No pre-payment penalty was paid in connection with the termination of the credit agreement with PWBF.

MUFG Union Bank Line of Credit

On July 30, 2021, we entered into a Loan and Security Agreement (the “Loan Agreement”) with MUFG Union Bank, National Association (the “Bank”). The Loan Agreement provides for a revolving line of credit of up to $9.0 million with our obligations being secured by a security interest in substantially all of our assets. Loans extended to us under the Loan Agreement are scheduled to mature on July 31, 2024.

Interest and Fees

Loans under the Loan Agreement with an outstanding balance of at least $150,000 bear interest, at our option, at a base interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.50% or a base rate equal to an index offered by the Bank for the interest period selected and is payable at the on the last day of each month commencing on August 31, 2021. If the LIBOR rate is selected, the interest rate on the loans adjusts at the end of each LIBOR rate period (1, 2, 3, 6, or 12 month term) selected by us. All other loan amounts bear interest at a rate equal to an index rate determined by the Bank, which shall vary when the index rate changes. We have the right to prepay variable interest rate loans, in whole or in part at any time, without penalty or premium. Amounts outstanding with a base interest rate may be prepaid in whole or in part provided we have given the Bank written notice of at least five days prior to prepayment and pay a prepayment fee. At any time prior to the maturity date, we may borrow, repay and reborrow amounts under the Loan Agreement, subject to the prepayment terms, and as long as the total outstanding does not exceed $9.0 million. The Loan Agreement requires a commitment fee of 0.25% per year, payable quarterly and in arrears, on any unused portion of the line of credit.

Covenants

Under the Loan Agreement, we are subject to a variety of customary affirmative and negative covenants, including that we (i) achieve a net profit of not less than $1.0 million at the end of each fiscal year, (ii) maintain a ratio of total debt to EBITDA of not greater than 3.0:1.0 measured at the end of each quarter, and (iii) not realize a net loss for more than two consecutive quarters. The Loan Agreement also prohibits us from, or otherwise imposes restrictions on us with respect to, among other things, liquidating, dissolving, entering into any consolidation, merger, division, partnership, or other combination, selling or leasing a majority of our assets or business or purchase or lease all or the greater part of the assets or business of another entity or person.

Note 7: Term Debt

The following table sets forth our outstanding term debt (in thousands):

	Maturity Date	June 30, 2021	December 31, 2020
EIDL promissory note	August 27, 2051	$150	$150
PWBF PPP loan	May 4, 2022	—	471
PWBF PPP loan	April 20, 2022	—	740
Total long-term debt		$150	$1,361

PWBF PPP Loans

On April 20, 2020 and May 4, 2020, we received $740,000 and $471,000, respectively, in proceeds from loans from PWBF, which were granted pursuant to the Paycheck Protection Program of the Coronavirus Aid Relief and Economic Security Act (collectively, the “PPP Loans”). Under the terms of the PPP Loans, interest accrues on the outstanding principal at the rate of 1.0% per annum with a deferral of payments for three months and with a term of two years. Principal payments are due and payable in 18 consecutive payments beginning on November 1, 2020 in the amount of $41,437 for the PPP Loan received on April 20, 2020 and $26,374 beginning on December 1, 2020 for the PPP Loan received on May 4, 2020. The CARES Act provides for forgiveness of up to the full amount borrowed, subject to certain conditions, and based on the use of proceeds for qualifying expenses including payroll, benefits, rent and utilities. We used the entire PPP Loan proceeds for qualifying expenses. In December 2020, we applied for loan forgiveness, including principal and accrued interest as permitted by the CARES Act. Principal and interest payments due under the PPP Loans were deferred until the review and approval of any forgiveness is made by the Small Business Administration (“SBA”). We accounted for the PPP Loans under the ASC 740 debt model.

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

Note 8: Warrants

The following table summarizes information about our outstanding common stock warrants as of June 30, 2021:

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

The following table summarizes stock option activity for the six months ended June 30, 2021:

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	($ in thousands)
Outstanding at January 1, 2021	895,463	$0.98
Granted	437,500	1.63
Forfeited or expired	(8,206)	11.46
Exercised	(2,500)	0.94
Outstanding at June 30, 2021	1,322,257	$1.13	2.5	$1,233
Exercisable at June 30, 2021	850,876	$0.92	1.4	$971

Share-based compensation cost is measured at the grant date based on the fair value of the award. The fair values of stock options granted during the six months ended June 30, 2021 were estimated using the Black-Scholes option-pricing model with the following assumptions:

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

As of June 30, 2021, there was $0.3 million of total unrecognized share-based compensation related to unvested stock options. These costs have a weighted average remaining recognition period of 2.4 years.

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

Concentrations

One customer accounted for approximately 15% of consolidated net revenues during the six months ended June 30, 2021. No other customer accounted for more than 10% of consolidated net revenues. Trade accounts receivable from three customers represented approximately 19%, 12% and 11% of net consolidated receivables at June 30, 2021. No other customer accounted for more than 10% of net consolidated receivables. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations. Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable. We sell product to a large number of customers in many different geographic regions. To minimize credit risk, we perform ongoing credit evaluations of its customers’ financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” These statements may relate to, among other things, our expectations regarding for our financial results, revenue, operating expenses and other financial measures in future periods, and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Our actual results may differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under “Risk Factors” in documents and reports we have filed with the Securities and Exchange Commission. Some additional factors that could cause actual results to differ include:

●	our plans to obtain any requisite outside funding for our current and proposed operations and potential acquisition and expansion efforts;
●	the ultimate impact of the COVID-19 pandemic, or any other health epidemic, on our business, our clientele, or the global economy as a whole;
●	the concentration and the potential effect of the loss of a significant customer;
●	debt obligations of the Company arising from our line of credit or otherwise;
●	our ability to integrate the business operations of businesses that we acquire from time to time;
●	our general history of operating losses;
●	our ability to compete with companies producing similar products and services;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to develop innovative new products; and
●	our financial performance.

Our financial statements are stated in United States Dollars (“$”) and are prepared in accordance with U.S. GAAP. In this Quarterly Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

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

The future impact of the COVID-19 pandemic on our business and results of operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic, the effectiveness of the distribution of vaccines, and any additional preventative and protective actions that governments, or we or our customers, may direct, which may result in an extended period of continued business disruption and reduced operations. While our overall business and revenue since the onset of the pandemic were not materially adversely impacted, our customers, particularly those in the retail sector, have been significantly impacted by COVID-19 and our results of operations during 2020 and through June 30, 2021 are not necessarily indicative of results to be expected in the remainder of 2021 in light of the uncertainties surrounding the impact of COVID-19 pandemic on many of our customers.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Statements of Operations Data:	(unaudited)
Net sales	$15,169	$15,653	$31,241	$33,940
Cost of sales	11,673	11,735	23,907	25,704
Gross profit	3,496	3,918	7,334	8,236
Sales and marketing expenses	1,910	1,336	3,799	2,980
General and administrative expenses	1,474	1,084	3,094	2,232
Total operating expenses	3,384	2,420	6,893	5,212
Operating income	112	1,498	441	3,024
Interest expense	(21)	(72)	(50)	(171)
Gain on extinguishment of debt	-	-	1,211	-
Other income	-	10	-	10
Income before income taxes	91	1,436	1,602	2,863
Income tax benefit (expense)	79	(421)	(99)	(819)
Net income attributable to common shareholders	$170	$1,015	$1,503	$2,044
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.5%	75.0%	76.5%	75.7%
Gross profit	23.0%	25.0%	23.5%	24.3%
Sales and marketing expenses	12.6%	8.5%	12.2%	8.8%
General and administrative expenses	9.7%	6.9%	9.9%	6.6%
Total operating expenses	22.3%	15.5%	22.1%	15.4%
Operating income	0.7%	9.6%	1.4%	8.9%
Interest expense	0.1%	0.5%	0.2%	0.5%
Gain on extinguishment of debt	—%	—%	3.9%	—%
Other income	—%	0.1%	—%	—%
Income before income taxes	0.6%	9.2%	5.1%	8.4%
Income tax benefit (expense)	-0.5%	2.7%	0.3%	2.4%
Net income attributable to common shareholders	1.1%	6.5%	4.8%	6.0%

Results of Operations for the Second Quarter of 2021 compared to the Second Quarter of 2020 (Unaudited)

Net sales

	Three Months Ended June 30,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
Hardware and software	$10,257	$11,975	$(1,718)	-14.3%
Consumables	1,317	692	625	90.3%
Professional services	3,595	2,986	609	20.4%
	$15,169	$15,653	$(484)	-3.1%

Net sales decreased by 3.1%, or $0.5 million, during the three months ended June 30, 2021 as compared to the same period of the prior year. The decrease in net sales was primarily driven by a decrease in hardware and software sales in the retail sector due to significant equipment upgrades (and resulting purchases of our products and services) that occurred in the prior year period from one of our largest customers, and supply chain issues impacting product availability, however, this was partially offset by a $2.9 million increase in overall net sales associated with sales of ExtenData that we acquired in December 2020, as well as an increase in net sales across all categories associated with new customer sales and an increase in hardware sales in retail, healthcare and car rental agencies as a result of resuming operations after COVID-19 restrictions were lifted. Significant customer equipment upgrades occur periodically and the related net sales, and the timing of those net sales, are difficult to estimate with a high degree of certainty.

Cost of sales

	Three Months Ended June 30,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
Hardware and software	$8,290	$9,458	$(1,168)	-12.3%
Consumables	918	487	431	88.5%
Professional services	2,465	1,790	675	37.7%
	$11,673	$11,735	$(62)	-0.5%

Cost of sales decreased by 0.5%, or $0.1 million during the three months ended June 30, 2021 as compared to the same prior year period primarily due to lower sales volume in hardware and software, partially offset by a $2.0 million increase in overall cost of sales associated with cost of sales of ExtenData that we acquired in December 2020, coupled with higher sales volume in consumables and professional services, and an increase in headcount for professional services associated with new professional service offerings in 2021.

Gross profit

	Three Months Ended June 30,
	2021	2020
	(dollars in thousands)
Gross profit:
Hardware and software	$1,967	$2,517
Consumables	399	205
Professional services	1,130	1,196
Total gross profit	$3,496	$3,918

Gross profit percentage:
Hardware and software	19.2%	21.0%
Consumables	30.3%	29.6%
Professional services	31.4%	40.1%
Total gross profit percentage	23.0%	25.0%

Gross profit decreased $0.4 million for the three months ended June 30, 2021 as compared to the prior year period, primarily as a result of overall lower sales volume and the other impacts noted above. The decrease in gross profit as a percentage of sales for professional services was attributed to an increase in compensation associated with a higher headcount as noted above.

Sales and marketing expenses

	Three Months Ended June 30,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
Sales and marketing expenses	$1,910	$1,336	$574	43.0%
As a percentage of sales	12.6%	8.5%	—	4.1%

Sales and marketing expenses increased $0.6 million, or 43.0%, for the three months ended June 30, 2021 as compared to the prior year period due to increased expenses for ExtenData operations that was acquired in December 2020. As a percentage of sales, sales and marketing expenses increased 410 basis points primarily as a result of fixed marketing personnel costs associated with lower net sales.

General and administrative expenses

	Three Months Ended June 30,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
General and administrative expenses	$1,474	$1,084	$390	36.0%
As a percentage of sales	9.7%	6.9%	—	2.8%

General and administrative expenses increased $0.4 million, or 36.0%, for the three months ended June 30, 2021 as compared to the same period of the prior year. The increase in costs was primarily due to a $0.4 million increase in expenses associated with the acquisition of ExtenData in December 2020, director and executive compensation and benefits, and an increase in legal and compliance costs. As a percentage of sales, general and administrative costs increased 280 basis points due to the higher compensation, legal and compliance costs associated with lower net sales as compared to the same period in the prior year.

Interest expense. The decrease in interest expense to $21,000 from $72,000 last year was due to a decrease in average debt balances and lower interest rates as compared to the same period last year.

Income tax benefit (expense). Income tax benefit was approximately $0.1 million and income tax expense was $0.4 million for the three months ended June 30, 2021 and June 30, 2020, respectively. The income tax benefit this period is associated with the lower income before income taxes and the tax exemption for the gain on extinguishment of debt recognized in the first quarter of 2021.

Net income. Net income was $0.2 million compared to $1.0 million in the same period last year.

Results of Operations for the Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020 (Unaudited)

Net sales

	Six Months Ended June 30,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
Hardware and software	$20,721	$26,050	$(5,329)	-20.5%
Consumables	2,776	1,712	1,064	62.1%
Professional services	7,744	6,178	1,566	25.3%
	$31,241	$33,940	$(2,699)	-8.0%

Net sales decreased by 8.0%, or $2.7 million, during the six months ended June 30, 2021 as compared to the same period of the prior year. The decrease in net sales was primarily driven by a decrease in hardware and software sales in the retail sector due to significant equipment upgrades (and resulting purchases of our products and services) that occurred in the prior year period from one of our largest customers, and supply chain issues impacting product availability, however, this was partially offset by a $5.7 million increase in overall net sales associated with sales of ExtenData that we acquired in December 2020, as well as an increase in net sales across all categories associated with new customer sales and an increase in hardware sales in retail, healthcare and car rental agencies as a result of resuming operations after COVID-19 restrictions were lifted. Significant customer equipment upgrades occur periodically and the related net sales, and the timing of those net sales, are difficult to estimate with a high degree of certainty.

Cost of sales

	Six Months Ended June 30,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
Hardware and software	$16,715	$20,817	$(4,102)	-19.7%
Consumables	1,942	1,202	740	61.6%
Professional services	5,250	3,685	1,565	42.5%
	$23,907	$25,704	$(1,797)	-7.0%

Cost of sales decreased by 7.0%, or $1.8 million during the six months ended June 30, 2021 as compared to the same prior year period primarily due to lower sales volume in hardware and software, partially offset by a $3.9 million increase in overall cost of sales associated with cost of sales of ExtenData that we acquired in December 2020, coupled with higher sales volume in consumables and professional services, and an increase in headcount for professional services associated with new professional service offerings in 2021.

Gross profit

	Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
Gross profit:
Hardware and software	$4,006	$5,233
Consumables	834	510
Professional services	2,494	2,493
Total gross profit	$7,334	$8,236

Gross profit percentage:
Hardware and software	19.3%	20.1%
Consumables	30.0%	29.8%
Professional services	32.2%	40.4%
Total gross profit percentage	23.5%	24.3%

Gross profit decreased $0.9 million for the six months ended June 30, 2021 as compared to the prior year period, primarily as a result of lower sales volume and the other impacts noted above. The decrease in gross profit as a percentage of sales for professional services was attributed to an increase in compensation associated with a higher headcount as noted above.

Sales and marketing expenses

	Six Months Ended June 30,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
Sales and marketing expenses	$3,799	$2,980	$819	27.5%
As a percentage of sales	12.2%	8.8%	—	3.4%

Sales and marketing expenses increased $0.8 million, or 27.5%, for the six months ended June 30, 2021 as compared to the prior year period due to increased expenses for ExtenData operations that was acquired in December 2020. As a percentage of sales, sales and marketing expenses increased 340 basis points primarily as a result of fixed marketing personnel costs associated with lower net sales.

General and administrative expenses

	Six Months Ended June 30,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
General and administrative expenses	$3,094	$2,232	$862	38.6%
As a percentage of sales	9.9%	6.6%	—	3.3%

General and administrative expenses increased $0.9 million, or 38.6%, for the six months ended June 30, 2021 as compared to the same period of the prior year. The increase in costs was primarily due to a $0.8 million increase in expenses associated with the acquisition of ExtenData in December 2020, director and executive compensation and benefits, and an increase in legal and compliance costs. As a percentage of sales, general and administrative costs increased 330 basis points due to the higher compensation, legal and compliance costs associated with lower net sales as compared to the same period in the prior year.

Interest expense. The decrease in interest expense to $50,000 from $171,000 last year was due to a decrease in average debt balances and lower interest rates as compared to the same period last year.

Gain on extinguishment of debt. We recorded a gain on extinguishment of debt of $1.2 million in the first quarter of 2021 in connection with the SBA’s forgiveness of the PPP Loans.

Income tax expense. Income tax expense was approximately $0.1 million and $0.8 million for the six months ended June 30, 2021 and June 30, 2020, respectively. The lower income tax rate this year is associated with lower income before income taxes and the tax exemption for the gain on extinguishment of debt recognized in the first quarter of 2021.

Net income. Net income was $1.5 million compared to $2.0 million in the same period last year.

Liquidity and Capital Resources

As of June 30, 2021, our principal sources of liquidity were cash totaling $3.0 million and availability under our line of credit. We have financed our operations primarily through cash generated from operating activities, borrowings from term loans and our line of credit. We have historically generated operating losses and negative cash flows from operating activities as reflected in our accumulated deficit. Based on our recent trends and our current future projections, we expect to generate cash from operations for the year ending December 31, 2021. Given our projections, combined with our existing cash and credit facilities, we believe the Company has sufficient liquidity for at least the next 12 months.

Our ability to continue to meet our cash requirements will depend on, among other things, the effect of COVID-19 on U.S. and global economic activity, our ability to achieve anticipated levels of revenues and cash flow from operations, our ability to manage costs and working capital successfully and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to the unprecedented nature of the disruption to our operations and the unpredictability of the COVID-19 global pandemic. Consequently, the duration of the pandemic and our estimates on the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the event of a sustained market deterioration, and declines in net sales, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all.

Working Capital (Deficit)

	June 30, 2021	December 31, 2020	Increase/ (Decrease)
	(in thousands)
Current assets	$17,645	$21,138	$(3,493)
Current liabilities	17,780	21,777	(3,997)
Working capital (deficit)	(135)	(639)	504

The improvement in working capital is primarily due to timing of payments of accounts payable, accrued liabilities and the payoff of the outstanding line of credit balance of $1.2 million at December 31, 2020.

Line of Credit

PWBF Line of Credit

The amended and restated the credit agreement with Pacific Western Business Finance (“PWBF”) provided for a line of credit of $10 million with a maturity date of September 2023. The line of credit accrued interest at the prime rate plus 1.25% with a floor of 4.75%.

As of June 30, 2021, availability under the line of credit was $6.5 million, which is determined from a borrowing base calculation on our existing accounts receivable balance. As of June 30, 2021, we had no outstanding borrowings under the line of credit.

Effective on July 30, 2021, the amended and restated credit agreement between us and PWBF was terminated. The credit agreement with PWBF was terminated in connection with the Company entering into a new credit facility with MUFG Union Bank, National Association as described below. No pre-payment penalty was paid in connection with the termination of the credit agreement with PWBF.

MUFG Union Bank Line of Credit

On July 30, 2021, we entered into a Loan and Security Agreement (the “Loan Agreement”) with MUFG Union Bank, National Association. The Loan Agreement provides for a revolving line of credit of up to $9.0 million with our obligations being secured by a security interest in substantially all of our assets. Loans extended to us under the Loan Agreement are scheduled to mature on July 31, 2024. The availability under the line of credit is not determined by a borrowing base calculation on our existing accounts receivable balance and currently bears interest at $2.75%

PPP Loans

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

Impact of CARES Act on Company Liquidity

On March 27, 2020, former President Trump signed into law the CARES Act which, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. We continue to examine the impacts the CARES Act may have on our business.

ExtenData Solutions, LLC Acquisition

On December 4, 2020, the Company entered into a Membership Unit Purchase Agreement and concurrently therewith closed upon the acquisition of all of the issued and outstanding membership interests of ExtenData for $5,169,787. The consideration we paid was comprised of cash of $4,419,787, of which $169,787 and $4,250,000 was paid as of June 30, 2021 and December 31, 2020, respectively, and an estimated earn-out obligation valued at $750,000, subject to the financial performance of ExtenData during each of the two years following the closing of the acquisition. As a result of the acquisition, ExtenData became a wholly owned subsidiary of the Company. ExtenData is focused on enterprise mobility solutions and provides software product development, mobile computing, identification and tracking solutions, and wireless tracking solutions. The operating results for ExtenData have been consolidated into our results of operations beginning December 5, 2020.

Cash Flow Analysis

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$2,491	$1,288
Net used in investing activities	(325)	(51)
Net cash used in financing activities	(1,204)	(984)
Net increase in cash	$962	$253

Operating Activities

Net cash provided by operating activities increased to $2.5 million for the six months ended June 30, 2021 from $1.3 million for the six months ended June 30, 2020. The increase was primarily due to collections of accounts receivable.

Investing Activities

Net cash used in investing activities was $0.3 million for the six months ended June 30, 2021 which is comprised of cash payments delivered in the first quarter of 2021 in connection with the acquisition of ExtenData and purchases of capital expenditures of property and equipment. Net cash used in investing activities was $0.1 million for the six months ended June 30, 2020 which is comprised of purchases of capital expenditures of property and equipment.

Financing Activities

Net cash used in financing activities was $1.2 million for the six months ended June 30, 2021 which primarily comprised of payments on the line of credit. Net cash used in financing activities was $1.0 million for the six months ended June 30, 2020 which comprised of the repayment of debt, partially offset by proceeds of long-term debt.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Stock Issuances

In February 2021, the common stock warrants issued by us in September 2016 were fully exercised by all of the holders on a cashless basis. As a result of the cashless exercise, 303,008 shares of common stock were issued.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings, if any, under our line of credit, which bears interest at variable rates. As of June 30, 2021, we had no outstanding borrowings under our credit facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, we concluded that, as of such date, our disclosure controls and procedures were effective.

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

In December 2020, we acquired ExtenData, and we continue to integrate the ExtenData business into our financial reporting controls and procedures and internal control over financial reporting. We are currently in the process of migrating the information technology and data of ExtenData into our information technology infrastructure. While we have made significant progress in the migration, we anticipate the transition and migration efforts to occur throughout the remainder of 2021.

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

Item 6. Exhibits

EXHIBIT INDEX

31.1*	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certifications

101	Interactive data files from DecisionPoint Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

DECISIONPOINT SYSTEMS, INC.

Dated: August 16, 2021	By:	/s/ Steve Smith
		Name:	Steve Smith
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Dated: August 16, 2021	By:	/s/ Melinda Wohl
		Name:	Melinda Wohl
		Title:	Vice President Finance and Administration (Principal Financial Officer and Principal Accounting Officer)