Form 10-Q
period 2021-09-30
DecisionPoint Systems, Inc.
filed 2021-11-15
CIK 1505611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 14,014,197 as of November 12, 2021.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DecisionPoint Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$2,596	$2,005
Accounts receivable, net	11,890	16,438
Inventory, net	1,151	884
Deferred costs	2,163	1,744
Prepaid expenses and other current assets	372	67
Total current assets	18,172	21,138
Operating lease assets	393	583
Property and equipment, net	780	751
Deferred costs, net of current portion	1,699	2,097
Deferred tax assets	1,802	1,973
Intangible assets, net	3,838	4,663
Goodwill	8,128	8,128
Other assets	38	22
Total assets	$34,850	$39,355
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,627	$12,852
Accrued expenses and other current liabilities	2,844	2,807
Deferred revenue	4,507	4,617
Line of credit	—	1,206
Due to related parties	—	34
Current portion of operating lease liabilities	273	261
Total current liabilities	17,251	21,777
Deferred revenue, net of current portion	2,746	3,140
Long-term debt	150	1,361
Noncurrent portion of operating lease liabilities	133	340
Other liabilities	505	873
Total liabilities	20,785	27,491
Commitments and contingencies (Notes 3, 6 and 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 13,990 and 13,576 shares issued and outstanding, respectively	14	14
Additional paid-in capital	38,315	38,229
Accumulated deficit	(24,264)	(26,379)
Total stockholders’ equity	14,065	11,864
Total liabilities and stockholders’ equity	$34,850	$39,355

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales:
Product	$14,349	$8,175	$37,846	$35,936
Service	3,870	2,944	11,614	9,123
Net sales	18,219	11,119	49,460	45,059
Cost of sales:
Product	11,267	6,784	29,948	28,576
Service	2,764	2,213	7,990	6,152
Cost of sales	14,031	8,997	37,938	34,728
Gross profit	4,188	2,122	11,522	10,331
Operating expenses:
Sales and marketing expense	1,812	1,021	5,611	4,001
General and administrative expenses	1,498	1,027	4,592	3,232
Total operating expenses	3,310	2,048	10,203	7,233
Operating income	878	74	1,319	3,098
Interest expense	(17)	(61)	(67)	(232)
Gain on extinguishment of debt	—	—	1,211	—
Other income	—	202	—	212
Income before income taxes	861	215	2,463	3,078
Income tax (expense) benefit	(249)	2	(348)	(817)
Net income and comprehensive income attributable to common stockholders	$612	$217	$2,115	$2,261
Earnings per share attributable to stockholders:
Basic	$0.04	$0.02	$0.15	$0.17
Diluted	$0.04	$0.01	$0.15	$0.14
Weighted average common shares outstanding
Basic	13,915	13,576	13,856	13,576
Diluted	14,459	15,642	14,548	15,642

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021 and 2020

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2021	13,882	$14	$38,305	$(24,876)	$13,443
Net income	—	—	—	612	612
Share-based compensation expense	—	—	35	—	35
Exercise of stock options (Note 9)	108	—	(25)	—	(25)
Balance at September 30, 2021	13,990	$14	$38,315	$(24,264)	$14,065

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2020	13,576	$14	$38,190	$(27,196)	$11,008
Net income	—	—	—	217	217
Share-based compensation expense	—	—	25	—	25
Balance at September 30, 2020	13,576	$14	$38,215	$(27,979)	$11,250

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	13,576	$14	$38,229	$(26,379)	$11,864
Net income	—	—	—	2,115	2,115
Share-based compensation expense	—	—	109	—	109
Exercise of warrants	303	—	—	—	—
Exercise of stock options (Note 9)	111	—	(23)	—	(23)
Balance at September 30, 2021	13,990	$14	$38,315	$(24,264)	$14,065

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	13,576	$14	$38,142	$(29,240)	$8,916
Net income	—	—	—	2,261	2,261
Share-based compensation expense	—	—	73	—	73
Balance at September 30, 2020	13,576	$14	$38,215	$(26,979)	$11,250

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net income	$2,115	$2,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,031	564
Gain on extinguishment of debt	(1,211)	—
Amortization of deferred financing costs and note discount	25	93
Share-based compensation expense	109	73
Deferred income taxes, net	171	770
Provision for doubtful accounts	—	24
Changes in operating assets and liabilities:
Accounts receivable	4,548	(137)
Inventory, net	(267)	2,885
Deferred costs	(21)	288
Prepaid expenses and other current assets	(346)	(3)
Accounts payable	(3,225)	(3,543)
Accrued expenses and other current liabilities	(161)	69
Due to related parties	(34)	(17)
Operating lease liabilities	(5)	(43)
Deferred revenue	(504)	144
Net cash provided by operating activities	2,225	3,431
Cash flows from investing activities
Cash paid for acquisitions	(170)	(298)
Purchases of property and equipment	(235)	(55)
Net cash used in investing activities	(405)	(353)
Cash flows from financing activities
Line of credit, net	(1,206)	(3,177)
Repayment of term debt	—	(143)
Proceeds from issuance of term debt	—	1,308
Taxes paid in lieu of shares issued for share-based compensation	(25)	—
Proceeds from exercise of stock options	2	—
Net cash used in financing activities	(1,229)	(2,015)
Change in cash	591	1,063
Cash, beginning of period	2,005	2,620
Cash, end of period	$2,596	$3,683
Supplemental disclosures of cash flow information
Cash paid for interest	$68	$139
Cash paid for income taxes	362	4

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the full fiscal year.

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

As of September 30, 2021, the total aggregate transaction price allocated to the unsatisfied performance obligations was approximately $7.3 million, of which approximately $4.5 million is expected to be recognized over the next 12 months. As of December 31, 2020, the total aggregate transaction price allocated to the unsatisfied performance obligations was approximately $7.8 million, of which $3.6 million and $4.2 million in performance obligations were satisfied in the three and nine months ended September 30, 2021, respectively.

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

We defer costs to acquire contracts, including commissions, incentives and payroll taxes if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are amortized to sales and marketing expense over the contract term, generally over one to three years. We have elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We include deferred contract acquisition costs in “Prepaid expenses and other current assets” in the condensed consolidated balance sheets. As of September 30, 2021 and December 31, 2020, we deferred $147,535 and $136,417, respectively, of related contract acquisition costs. We recorded $230 and $52,295 in amortized deferred contract acquisition costs in the three and nine months ended September 30, 2021, respectively. We recorded ($3,254) and $15,642 in amortized deferred contract acquisition costs in the three and nine months ended September 30, 2020.

The following table summarizes net sales by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Hardware and software	$12,743	$7,516	$33,464	$33,565
Consumables	1,606	659	4,382	2,371
Services	3,870	2,944	11,614	9,123
	$18,219	$11,119	$49,460	$45,059

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

Note 3: Acquisition

ExtenData Solutions, LLC

On December 4, 2020, the Company entered into a Membership Unit Purchase Agreement and concurrently closed upon the acquisition of all of the issued and outstanding membership interests of ExtenData for $5,169,787. The consideration we paid was comprised of cash of $4,419,787 of which $169,787 and $4,250,000 was paid in March 2021 and December 2020, respectively, and an estimated earn-out obligation valued at $750,000, subject to the financial performance of ExtenData during each of the two years following the closing of the acquisition. The earn-out obligation is recorded in “Accrued expenses and other current liabilities” and “Other liabilities” in the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.

Unaudited Pro Forma Information

The following table presents the unaudited pro forma net sales and net income for the three and nine months ended September 30, 2020 as if the ExtenData acquisition had been completed on January 1, 2020 (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Net sales	$14,274	$54,523
Net income	1,349	2,415

Note 4: Intangible Assets

Definite lived intangible assets are as follows (in thousands):

	September 30, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists and relationships	$5,690	$(2,255)	$3,435	$5,690	$(1,663)	$4,027
Trade names	1,000	(633)	367	1,000	(434)	566
Developed technology	70	(34)	36	70	(3)	67
Backlog	60	(60)	-	60	(57)	3
	$6,820	$(2,982)	$3,838	$6,820	$(2,157)	$4,663

Amortization expense recognized during the three and nine months ended September 30, 2021 was $0.2 million and $0.8 million, respectively. Amortization expense recognized during the three and nine months ended September 30, 2020 was $0.2 million and $0.5 million, respectively. Amortization expense is calculated on an accelerated basis.

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

Below is a reconciliation of the fully dilutive securities effect for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income attributable to common stockholders	$612	$217	$2,115	$2,261

Weighted average basic common shares outstanding	13,915	13,576	13,856	13,576
Dilutive effect of stock options, warrants and restricted stock	544	2,066	692	2,066
Weighted average shares for diluted earnings per share	14,459	15,642	14,548	15,642

Basic income per share	$0.04	$0.02	$0.15	$0.17
Diluted income per share	$0.04	$0.01	$0.15	$0.14

Note 6: Line of Credit

PWBF Line of Credit

The amended and restated credit agreement with Pacific Western Business Finance (“PWBF”) provided a line of credit of $10 million with a maturity date of September 2023. Outstanding amounts incurred interest at the prime rate plus 1.25% with a floor of 4.75% and was secured by substantially all of our assets.

The availability under the line of credit was determined from a borrowing base calculation on our existing accounts receivable balance. As of December 31, 2020, we had $1.2 million outstanding under the line of credit.

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

Interest and Fees

Loans under the Loan Agreement with an outstanding balance of at least $150,000 bear interest, at our option, at a base interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.50% or a base rate equal to an index offered by the Bank for the interest period selected and is payable at the on the last day of each month commencing on August 31, 2021 (4.75% at September 30, 2021). If the LIBOR rate is selected, the interest rate on the loans adjusts at the end of each LIBOR rate period (1, 2, 3, 6, or 12 month term) selected by us. All other loan amounts bear interest at a rate equal to an index rate determined by the Bank, which shall vary when the index rate changes. We have the right to prepay variable interest rate loans, in whole or in part at any time, without penalty or premium. Amounts outstanding with a base interest rate may be prepaid in whole or in part provided we have given the Bank written notice of at least five days prior to prepayment and pay a prepayment fee. At any time prior to the maturity date, we may borrow, repay and reborrow amounts under the Loan Agreement, subject to the prepayment terms, and as long as the total outstanding does not exceed $9.0 million. The Loan Agreement requires a commitment fee of 0.25% per year, payable quarterly and in arrears, on any unused portion of the line of credit.

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

As of September 30 2021, we were in compliance with all of our covenants, were eligible to borrow up to $9.0 million, and had no outstanding borrowings under the line of credit.

Note 7: Term Debt

The following table sets forth our outstanding term debt (in thousands):

	Maturity Date	September 30, 2021	December 31, 2020
EIDL promissory note	August 27, 2051	$150	$150
PWBF PPP loan	May 4, 2022	—	471
PWBF PPP loan	April 20, 2022	—	740
Total long-term debt		$150	$1,361

PWBF PPP Loans

On April 20, 2020 and May 4, 2020, we received $740,000 and $471,000, respectively, in proceeds from loans from PWBF, which were granted pursuant to the Paycheck Protection Program of the Coronavirus Aid Relief and Economic Security Act (collectively, the “PPP Loans”). Under the terms of the PPP Loans, interest accrued on the outstanding principal at the rate of 1.0% per annum with a deferral of payments for three months and with a term of two years. Principal payments were to be due and payable in 18 consecutive payments beginning on November 1, 2020 in the amount of $41,437 for the PPP Loan received on April 20, 2020 and $26,374 beginning on December 1, 2020 for the PPP Loan received on May 4, 2020. The CARES Act provides for forgiveness of up to the full amount borrowed, subject to certain conditions, and based on the use of proceeds for qualifying expenses including payroll, benefits, rent and utilities. We used the entire PPP Loan proceeds for qualifying expenses. In December 2020, we applied for loan forgiveness, including principal and accrued interest as permitted by the CARES Act. Principal and interest payments due under the PPP Loans were deferred until the review and approval of any forgiveness is made by the Small Business Administration (“SBA”). We accounted for the PPP Loans under the ASC 740 debt model.

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

Note 8: Warrants

The following table summarizes information about our outstanding common stock warrants as of September 30, 2021:

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

The following table summarizes stock option activity for the nine months ended September 30, 2021:

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	($ in thousands)
Outstanding at January 1, 2021	895,463	$0.98
Granted	437,500	1.63
Forfeited or expired	(47,581)	1.35
Exercised	(265,382)	0.94
Outstanding at September 30, 2021	1,020,000	$1.17	2.7	$505
Exercisable at September 30, 2021	624,995	$0.95	1.8	$456

For the nine months ended September 30, 2021, certain employees and directors exercised vested stock options through a cashless exercise. The options exercised were net settled in satisfaction of the exercise price. The exercised options, utilizing a cashless exercise, are summarized in the following table:

Options exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes	Net Shares Issued	Weighted Average Share Price	Employee Share-Based Tax Withholding
262,882	$0.94	139,640	14,509	108,733	$1.78	$24,662

Share-based compensation cost is measured at the grant date based on the fair value of the award. The fair values of stock options granted during the nine months ended September 30, 2021 were estimated using the Black-Scholes option-pricing model with the following assumptions:

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

As of September 30, 2021, there was $0.3 million of total unrecognized share-based compensation related to unvested stock options. These costs have a weighted average remaining recognition period of 2.2 years.

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

Concentrations

One customer accounted for approximately 14% of consolidated net revenues during the nine months ended September 30, 2021. No other customer accounted for more than 10% of consolidated net revenues. While we believe our relationships with such customers are stable, most arrangements are made by purchase order and are terminable at will by either party. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations. Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable. We sell product to a large number of customers in many different geographic regions. To minimize credit risk, we perform ongoing credit evaluations of its customers’ financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” These statements may relate to, among other things, our expectations regarding for our financial results, revenue, operating expenses and other financial measures in future periods, and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Our actual results may differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under “Risk Factors” in documents and reports we have filed with the Securities and Exchange Commission. Some additional factors that could cause actual results to differ include:

●	our plans to obtain any requisite outside funding for our current and proposed operations and potential acquisition and expansion efforts;
●	the ultimate impact of the COVID-19 pandemic, or any other health epidemic, on our business, our clientele, or the global economy as a whole;
●	the concentration of our customers and the potential effect of the loss of a significant customer;
●	debt obligations of the Company arising from our line of credit or otherwise;
●	our ability to integrate the business operations of businesses that we acquire from time to time;
●	our general history of operating losses;
●	our ability to compete with companies producing similar products and services;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to develop innovative new products; and
●	our financial performance.

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

The future impact of the COVID-19 pandemic on our business and results of operations is unknown and will depend on future developments, which fluctuate and are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic, the effectiveness of vaccines and vaccination rates, and additional preventative and protective actions that governments, or we or our customers, may implement, which may result in an extended period of continued business disruption and reduced operations. While our overall business and revenue since the onset of the pandemic have not been materially adversely impacted, certain of our customers, particularly those in the retail sector, have been significantly impacted by COVID-19 and the pandemic has contributed to disruptions in supply chains and labor shortages across industries, and therefore our results of operations during 2020 and through September 30, 2021 are not necessarily indicative of results to be expected in the remainder of 2021 in light of the uncertainties surrounding the impact of COVID-19 pandemic on many of our customers. Although our results of operations were not materially adversely impacted, we have experienced supplier shipment delays due to a supply chain and logistic challenges resulting in delays in revenue recognition.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Statements of Operations Data:	(unaudited)
Net sales	$18,219	$11,119	$49,460	$45,059
Cost of sales	14,031	8,997	37,938	34,728
Gross profit	4,188	2,122	11,522	10,331
Sales and marketing expenses	1,812	1,021	5,611	4,001
General and administrative expenses	1,498	1,027	4,592	3,232
Total operating expenses	3,310	2,048	10,203	7,233
Operating income	878	74	1,319	3,098
Interest expense	(17)	(61)	(67)	(232)
Gain on extinguishment of debt	-	-	1,211	-
Other income	-	202	-	212
Income before income taxes	861	215	2,463	3,078
Income tax (expense) benefit	(249)	2	(348)	(817)
Net income attributable to common shareholders	$612	$217	$2,115	$2,261
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.0%	80.9%	76.7%	77.1%
Gross profit	23.0%	19.1%	23.3%	22.9%
Sales and marketing expenses	9.9%	9.2%	11.3%	8.9%
General and administrative expenses	8.2%	9.2%	9.3%	7.2%
Total operating expenses	18.2%	18.4%	20.6%	16.1%
Operating income	4.8%	0.7%	2.7%	6.9%
Interest expense	0.1%	0.5%	0.1%	0.5%
Gain on extinguishment of debt	—%	—%	2.4%	—%
Other income	—%	1.8%	—%	0.5%
Income before income taxes	4.7%	1.9%	5.0%	6.8%
Income tax (expense) benefit	1.4%	—%	0.7%	1.8%
Net income attributable to common shareholders	3.4%	2.0%	4.3%	5.0%

Results of Operations for the Third Quarter of 2021 compared to the Third Quarter of 2020 (Unaudited)

Net sales

	Three Months Ended September 30,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
Hardware and software	$12,743	$7,516	$5,227	69.5%
Consumables	1,606	659	947	143.7%
Professional services	3,870	2,944	926	31.5%
	$18,219	$11,119	$7,100	63.9%

Net sales increased by 63.9%, or $7.1 million, during the three months ended September 30, 2021 as compared to the same period of the prior year. The increase in net sales was primarily driven by a $3.0 million increase in overall net sales that were primarily associated with sales by ExtenData which we acquired in December 2020 (and, thus, there were not corresponding sales by ExtenData included in our results of operations for the comparable period in 2020), as well as an increase in net sales across all categories associated for in retail and healthcare as a result of many of our customers conducting more normalized operations in the 2021 period compared to the 2020 period when greater COVID-19 driven restrictions were in place.

Cost of sales

	Three Months Ended September 30,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
Hardware and software	$10,092	$6,325	$3,767	59.6%
Consumables	1,175	459	716	156.0%
Professional services	2,764	2,213	551	24.9%
	$14,031	$8,997	$5,034	56.0%

Cost of sales increased by 56.0%, or $5.0 million during the three months ended September 30, 2021 as compared to the same prior year period primarily due to higher sales volume across all categories and a $2.2 million increase in overall cost of sales associated with cost of sales of ExtenData that we acquired in December 2020 (and, thus, there were not corresponding costs of sales of ExtenData included in our results of operations for the comparable period in 2020).

Gross profit

	Three Months Ended September 30,
	2021	2020
	(dollars in thousands)
Gross profit:
Hardware and software	$2,651	$1,191
Consumables	431	200
Professional services	1,106	731
Total gross profit	$4,188	$2,122

Gross profit percentage:
Hardware and software	20.8%	15.8%
Consumables	26.8%	30.3%
Professional services	28.6%	24.8%
Total gross profit percentage	23.0%	19.1%

Gross profit increased $2.1 million for the three months ended September 30, 2021 as compared to the prior year period, primarily as a result of overall higher sales volume and the other impacts noted above. The increase in gross profit margin for hardware was primarily attributed to a large order of higher margin hardware for one of our retail customers. The increase in gross profit margin for professional services was attributed to higher sales volume leveraging fixed personnel costs.

Sales and marketing expenses

	Three Months Ended September 30,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
Sales and marketing expenses	$1,812	$1,021	$791	77.5%
As a percentage of sales	9.9%	9.2%	—	0.7%

Sales and marketing expenses increased $0.8 million, or 77.5%, for the three months ended September 30, 2021 as compared to the prior year period due to increased expenses for ExtenData operations that was acquired in December 2020 (and, thus, there were not corresponding sales and marketing expenses of ExtenData included in our results of operations for the comparable period in 2020) including marketing licenses and sales integration costs. In addition, sales commissions were higher for the three months ended September 30, 2021in result of higher sales volume as compared to the prior year period. As a percentage of sales, sales and marketing expenses increased 70 basis points primarily due to incremental one-time costs associated with the sales integration efforts with ExtenData.

General and administrative expenses

	Three Months Ended September 30,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
General and administrative expenses	$1,498	$1,027	$471	45.9%
As a percentage of sales	8.2%	9.2%	—	-1.0%

General and administrative expenses increased $0.5 million, or 45.9%, for the three months ended September 30, 2021 as compared to the same period of the prior year. The increase in costs was primarily due to a $0.4 million increase in expenses associated with the acquisition of ExtenData in December 2020 (and, thus, there were not corresponding general and administrative expenses by ExtenData included in our results of operations for the comparable period in 2020), director and executive compensation and benefits, and an increase in legal and compliance costs. As a percentage of sales, general and administrative costs decreased 100 basis points primarily due to leverage of fixed general and administrative expenses associated with higher sales volume.

Interest expense. The decrease in interest expense to $17,000 from $61,000 last year was due to a decrease in average debt balances as compared to the same period last year.

Income tax (expense) benefit. Income tax expense was approximately $249,000 for the three months ended September 30, 2021 and income tax benefit was $2,000 for the three months ended September 30, 2020.

Net income. Net income was $0.6 million compared to $0.2 million in the same period last year.

Results of Operations for the Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020 (Unaudited)

Net sales

	Nine Months Ended September 30,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
Hardware and software	$33,464	$33,565	$(101)	-0.3%
Consumables	4,382	2,371	2,011	84.8%
Professional services	11,614	9,123	2,491	27.3%
	$49,460	$45,059	$4,401	9.8%

Net sales increased by 9.8%, or $4.4 million, during the nine months ended September 30, 2021 as compared to the same period of the prior year. The increase in net sales was primarily driven by a $8.7 million increase in overall net sales associated with sales by ExtenData that we acquired in December 2020 (and, thus, there were not corresponding sales by ExtenData included in our results of operations for the comparable period in 2020), partially offset by a decrease in hardware and software sales in the retail sector due to significant equipment upgrades (and resulting purchases of our products and services) that occurred in the prior year period from one of our largest customers, as well as supply chain issues impacting product availability in 2021. Significant customer equipment upgrades occur periodically and the related net sales, and the timing of those net sales, are difficult to estimate with a high degree of certainty.

Cost of sales

	Nine Months Ended September 30,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
Hardware and software	$26,831	$26,915	$(84)	-0.3%
Consumables	3,117	1,661	1,456	87.7%
Professional Services	7,990	6,152	1,838	29.9%
	$37,938	$34,728	$3,210	9.2%

Cost of sales increased by 9.2%, or $3.2 million during the nine months ended September 30, 2021 as compared to the same prior year period primarily due a $6.1 million increase in overall cost of sales associated with cost of sales of ExtenData that we acquired in December 2020 (and, thus, there were not corresponding cost of sales for ExtenData included in our results of operations for the comparable period in 2020), partially offset by lower hardware and software costs associated with significant equipment upgrades that occurred in the prior year.

Gross profit

	Nine Months Ended September 30,
	2021	2020
	(dollars in thousands)
Gross profit:
Hardware and software	$6,633	$6,650
Consumables	1,265	710
Professional services	3,624	2,971
Total gross profit	$11,522	$10,331

Gross profit percentage:
Hardware and software	19.8%	19.8%
Consumables	28.9%	29.9%
Professional services	31.2%	32.6%
Total gross profit percentage	23.3%	22.9%

Gross profit increased $1.2 million for the nine months ended September 30, 2021 as compared to the prior year period, primarily as a result of higher sales volume and the other impacts noted above. The increase in gross profit margin for professional services was attributed to higher sales volume leveraging fixed personnel costs.

Sales and marketing expenses

	Nine Months Ended September 30,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
Sales and marketing expenses	$5,611	$4,001	$1,610	40.2%
As a percentage of sales	11.3%	8.9%	—	2.5%

Sales and marketing expenses increased $1.6 million, or 40.2%, for the nine months ended September 30, 2021 as compared to the prior year period due to increased expenses for ExtenData operations that was acquired in December 2020 (and, thus, there were not corresponding expenses for ExtenData included in our results of operations for the comparable period in 2020). As a percentage of sales, sales and marketing expenses increased 250 basis points primarily as a result of higher marketing personnel costs and sales integration costs.

General and administrative expenses

	Nine Months Ended September 30,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
General and administrative expenses	$4,592	$3,232	$1,360	42.1%
As a percentage of sales	9.3%	7.2%	—	2.1%

General and administrative expenses increased $1.4 million, or 42.1%, for the nine months ended September 30, 2021 as compared to the same period of the prior year. The increase in costs was primarily due to a $1.2 million increase in expenses associated with the acquisition of ExtenData in December 2020 (and, thus, there were not corresponding expenses for ExtenData included in our results of operations for the comparable period in 2020), director and executive compensation and benefits, and an increase in legal and compliance costs. As a percentage of sales, general and administrative costs increased 210 basis points due to the higher compensation, legal and compliance costs.

Interest expense. The decrease in interest expense to $67,000 from $232,000 last year was due to a decrease in average debt balances as compared to the same period last year.

Gain on extinguishment of debt. We recorded a gain on extinguishment of debt of $1.2 million in the first quarter of 2021 in connection with the SBA’s forgiveness of the PPP Loans.

Income tax expense. Income tax expense was approximately $0.3 million and $0.8 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. The lower income tax rate this year is associated with lower income before income taxes and the tax exemption for the gain on extinguishment of debt recognized in the first quarter of 2021.

Net income. Net income was $2.1 million compared to $2.3 million in the same period last year.

Liquidity and Capital Resources

As of September 30, 2021, our principal sources of liquidity were cash totaling $2.6 million and availability under our line of credit. In recent years we have financed our operations primarily through cash generated from operating activities, borrowings from term loans and our line of credit. We have historically generated operating losses and negative cash flows from operating activities as reflected in our accumulated deficit. We have generated operating income for the years ended December 31, 2018 through December 31, 2021. Based on our recent trends and our current future projections, we expect to generate cash from operations for the year ending December 31, 2021. Given our projections, combined with our existing cash and credit facilities, we believe the Company has sufficient liquidity for at least the next 12 months.

Our ability to continue to meet our cash requirements will depend on, among other things, the effect of COVID-19 on U.S. and global economic activity, continuing disruptions in supply chains and labor shortages across industry sectors caused by the COVID-19 pandemic, our ability to achieve anticipated levels of revenues and cash flow from operations, our ability to manage costs and working capital successfully and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to, among other things, the unpredictability of the COVID-19 global pandemic and its effect on the Company and its customers and suppliers. Consequently, the duration of the pandemic and our estimates on the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the event of a sustained market deterioration, and declines in net sales, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all.

Working Capital (Deficit)

	September 30, 2021	December 31, 2020	Increase/ (Decrease)
	(in thousands)
Current assets	$18,172	$21,138	$(2,966)
Current liabilities	17,251	21,777	(4,526)
Working capital (deficit)	921	(639)	1,560

The improvement in working capital is primarily due to timing of payments of accounts payable and the payoff during 2021 of the outstanding line of credit balance of $1.2 million at December 31, 2020.

Line of Credit

On July 30, 2021, we entered into a Loan and Security Agreement (the “Loan Agreement”) with MUFG Union Bank, National Association. The Loan Agreement provides for a revolving line of credit of up to $9.0 million with our obligations being secured by a security interest in substantially all of our assets. Loans extended to us under the Loan Agreement are scheduled to mature on July 31, 2024. The availability under the line of credit is not determined by a borrowing base calculation on our existing accounts receivable balance and currently bears interest at 2.75%.

As of September 30 2021, we were eligible to borrow up to $9.0 million, and had no outstanding borrowings under the line of credit.

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

ExtenData Solutions, LLC Acquisition

On December 4, 2020, the Company entered into a Membership Unit Purchase Agreement and concurrently therewith closed upon the acquisition of all of the issued and outstanding membership interests of ExtenData for $5,169,787. The consideration we paid was comprised of cash of $4,419,787, of which $169,787 and $4,250,000 was paid as of September 30, 2021 and December 31, 2020, respectively, and an estimated earn-out obligation valued at $750,000, subject to the financial performance of ExtenData during each of the two years following the closing of the acquisition. As a result of the acquisition, ExtenData became a wholly owned subsidiary of the Company. ExtenData is focused on enterprise mobility solutions and provides software product development, mobile computing, identification and tracking solutions, and wireless tracking solutions. The operating results for ExtenData have been consolidated into our results of operations beginning December 5, 2020.

Cash Flow Analysis

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$2,225	$3,431
Net used in investing activities	(405)	(353)
Net cash used in financing activities	(1,229)	(2,015)
Net increase in cash	$591	$1,063

Operating Activities

Net cash provided by operating activities decreased to $2.2 million for the nine months ended September 30, 2021 from $3.4 million for the nine months ended September 30, 2020. The decrease was primarily due to the timing of supplier payments.

Investing Activities

Net cash used in investing activities was $0.4 million for the nine months ended September 30, 2021 which is comprised of cash payments delivered in the first quarter of 2021 in connection with the acquisition of ExtenData and purchases of capital expenditures of property and equipment. Net cash used in investing activities was $0.4 million for the nine months ended September 30, 2020 which is comprised of purchases of capital expenditures of property and equipment.

Financing Activities

Net cash used in financing activities was $1.2 million for the nine months ended September 30, 2021 which primarily comprised of payments on the line of credit. Net cash used in financing activities was $2.0 million for the nine months ended September 30, 2020 which comprised of the repayment of debt, partially offset by proceeds of long-term debt.

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

For the nine months ended September 30, 2021, certain employees and directors exercised vested stock options through a cashless exercise. The options exercised were net settled in satisfaction of the exercise price. The exercised options, utilizing a cashless exercise, are summarized in the following table:

Options exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes	Net Shares Issued	Weighted Average Share Price	Employee Share-Based Tax Withholding
262,882	$0.94	139,640	14,509	108,733	$1.78	$24,662

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires the appropriate application of certain accounting policies, some of which require us to make estimates and assumptions about future events and their impact on amounts reported in our condensed consolidated financial statements. Since future events and their impact cannot be determined with absolute certainty, the actual results will inevitably differ from our estimates. A summary of our significant accounting policies is included in Note 2 to the audited consolidated annual financial statements in our Special Financial Report on Form SP 15D2 for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings, if any, under our line of credit, which bears interest at variable rates. As of September 30, 2021, we had no outstanding borrowings under our credit facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our principal executive officer and principal financial officer e concluded that, as of such date, our disclosure controls and procedures were effective.

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

In December 2020, we acquired ExtenData, and we continue to integrate the ExtenData business into our financial reporting controls and procedures and internal control over financial reporting. We have migrated a significant portion of the information technology and data of ExtenData into our information technology infrastructure. While we have made significant progress in the migration, we anticipate the transition and migration efforts to occur throughout the remainder of 2021 and into 2022 as we continue to enhance and refine our processes.

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

Item 5. Other Information

On September 1, 2021, Robert Schroeder unexpectedly passed away and a result ceased to serve on our Board of Directors. In November 2021, William Cooke was appointed to the Board of Directors to fill the vacancy created by Mr. Schroeder’s passing.

Item 6. Exhibits

EXHIBIT INDEX

10.1

Loan Agreement, dated July 30, 2021, by and among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report filed by the Company on August 4, 2021)

10.2	Security Agreement, dated July 30, 2021, by and among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association (incorporated by reference to Exhibit 10.2 to the Current Report filed by the Company on August 4, 2021)
10.3	Commercial Promissory Note, dated July 30, 2021, by and among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association (incorporated by reference to Exhibit 10. to the Current Report filed by the Company on August 4, 2021)
31.1*	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certifications

101	Interactive data files from DecisionPoint Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

DECISIONPOINT SYSTEMS, INC.

Dated: November 15, 2021	By:	/s/ Steve Smith
		Name:	Steve Smith
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Dated: November 15, 2021	By:	/s/ Melinda Wohl
		Name:	Melinda Wohl
		Title:	Vice President Finance and Administration (Principal Financial Officer and Principal Accounting Officer)