Form 10-K
period 2021-12-31
DecisionPoint Systems, Inc.
filed 2022-04-01
CIK 1505611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

DECISIONPOINT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	333-245695	37-1644635
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1615 South Congress Avenue Suite 103, Delray Beach, FL 33445

(Address of principal executive offices) (Zip code)

(561) 900-3723

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name on Each Exchange on Which Registered

Securities Registered Pursuant to Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2021, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $20.6 million.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 7,007,454 as of March 31, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of shareholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, otherwise the Registrant will file an amendment to this Annual Report within such time period.

i

Note Regarding Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management’s beliefs and assumptions and on information currently available to management. Some of the statements in the section captioned “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Description of Business,” and elsewhere in this annual report contain forward-looking statements. In some cases, you can identify these statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expects,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of these terms or other comparable expressions that convey uncertainty of future events or outcomes, although not all forward-looking statements contain these terms.

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements in this annual report include, but are not limited to, statements about:

●	our plans to obtain any requisite outside funding for our current and proposed operations and potential acquisition and expansion efforts;

●	the ultimate impact of the COVID-19 pandemic, or any other health epidemic, on our business, our clientele, or suppliers, or the global economy as a whole;

●	the concentration of our customers and the potential effect of the loss of a significant customer;

●	debt obligations arising from our line of credit or otherwise;

●	our ability to integrate the business operations of businesses that we acquire from time to time;

●	our prior history of operating losses;

●	our ability to compete with companies producing similar products and services;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to develop and maintain our corporate infrastructure, including our internal controls;

●	our ability to develop innovative new products; and

●	our financial performance.

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

DecisionPoint Systems, Inc. (“DecisionPoint”, the “Company”, “we” or “us”) was originally organized in August 2010 under the laws of the Province of Ontario. The Company filed a Certificate of Corporate Domestication with the State of Delaware on June 14, 2011. At the time of its organization under the laws of the Province of Ontario the Company was known as “Comamtech”. Comamtech is a successor in interest to Copernic, Inc. pursuant to a final order approving their plan of arrangement granted by the Ontario Superior Court of Justice (Commercial List) on November 1, 2010. On June 15, 2011, the Company entered into a Plan of Arrangement and Plan of Merger by and among the Company, “2259736 Ontario Inc.” (a then wholly-owned subsidiary of Comamtech which was incorporated under the laws of the Province of Ontario, Canada (the “Purchaser”)) and the corporation then known as “DecisionPoint Systems, Inc.” (“DecisionPoint Subsidiary”).  Pursuant to the Merger Agreement and Plan of Arrangement DecisionPoint Subsidiary merged into the Purchaser and became a wholly-owned subsidiary of the Company.  In connection with the merger, the Company changed its name from Comamtech to DecisionPoint Systems, Inc. and the Purchaser changed its name to DecisionPoint Systems International, Inc.

The Company, through its subsidiaries, consults, designs, and implements mobility-first enterprise solutions and services that support our customer’s operations. DecisionPoint provides managed and professional services that better enable our customers to implement and manage complex projects on time and on budget. Our products and services are intended to help our clients improve their operations and drive greater productivity. DecisionPoint partners with hardware and software companies to combine enterprise-grade handheld computers, printers, tablets, and smart phones into solutions aimed to improve productivity, provides greater levels of customer services, allowing our customers to be more competitive DecisionPoint leverages its software portfolio including our Mobile Conductor Platform which provides a “Direct Store Delivery” (DSD) solution to the wholesale distribution market via our proof-of-delivery and route accounting applications. Our ViziTrace platform provides our customers with the ability to integrate radio frequency identification (“RFID”) technology’s into existing workflows, making them more efficient and effective in the marketplace. Our Managed Services offerings provide our customers a way to implement, manage, monitor, and maintain all these technologies for the lifetime of the implementation, while supporting and augmenting our customer’s IT teams.

Acquisitions have been an important element of our growth strategy and are expected to be in the future. We have supplemented our organic growth by identifying, acquiring and integrating businesses that results in broader, more sophisticated product offerings, while diversifying and expanding our customer base and markets. For example, in 2018 we acquired Royce Digital Systems, Inc. (“RDS”), a provider of innovative enterprise solutions. RDS has expanded our product portfolio with mission critical printers, consumables and custom labels and a wide array of on-site professional services. Additionally, RDS has provided new opportunities in the healthcare sector which is incremental to our existing markets of Retail and Logistics. In December 2020, we acquired ExtenData Solutions, LLC (“ExtenData”), an enterprise mobility solutions provider headquartered in the Denver metropolitan area.  ExtenData’s products and services are synergistic and complimentary to those provided by the Company.  The ExtenData acquisition is intended to enhance and supplement the products and services offered by the Company and broaden our customer base. Finally, in January 2022, we acquired Advanced Mobile Group, LLC, a company that brings skills in voice directed technologies and RFID via the ViziTrace Platform.

Background – Products and Services

DecisionPoint delivers mobility-first managed service and integration solutions to healthcare, supply chain, and retail customers, enabling them to make better and faster decisions in the moments that matter—the decision points. Our mission is to help businesses consistently deliver on those moments—accelerating growth, improving worker productivity, and lowering risks and costs.

DecisionPoint’s products and services are intended to empower mobile workers through the implementation of various mobile technologies including specialized mobile business applications, wireless networks, mobile computers and a variety of consumer and mobile computing devices. We also provide a comprehensive managed services portfolio that includes consulting, integration, project management, software development, deployment, and life cycle management services. Those services include configuration, repair services, help desk, and implementation services helping our enterprise customers operationalize their mobile investments.

At DecisionPoint, we deliver to our customers solutions that enable them to make better, faster and more accurate business decisions by implementing industry-specific, enterprise grade wireless, scanning, RFID and mobile computing systems for their front-line mobile workers, inside and outside of the traditional workplace. Our solutions are designed to unlock mission critical information and deliver it to employees, at the point of activity, when needed, regardless of their location. As a result, our customers are able to move their business decision points closer to their customers: improving customer service levels, reducing costs and accelerating business growth.

Mobility solutions and usage, in general, continue to grow and change rapidly. Many companies are leveraging mobile solutions to deliver information to their associates and customers in new and innovative ways that create competitive differentiation. Rapid change and innovation lead to increasingly complex solutions and requirements. Internal IT staff can be overwhelmed by the complexity of managing and operationalizing these mobile solutions. DecisionPoint seeks to eliminate this complexity through our managed services offerings to allow our customers to focus their resources on business transformation and bottom-line results.

A comprehensive mobile solution requires close coordination with many suppliers such as OEM manufacturers, carriers, security organizations, software providers and others.

We have developed an ‘ecosystem’ of partners to support the assembly and manufacturing provisions of our custom and off-the-shelf solutions, including hand held device manufacturers, independent software vendors and wireless carriers.

DecisionPoint has offices throughout North America with service centers located on both the East and West Coast allowing us to serve multi-location clients and their mobile workforces.

Our Markets and Primary Customer Industries

DecisionPoint is a mobile systems integrator providing enterprise mobility solutions to the retail, logistics and healthcare markets. These solutions span the complete technology life cycle from systems design and implementation capabilities to a complete portfolio of support services including repair center services and managed mobile services.

Retail In-Store Operations

We assist retail customers in selecting the correct technology, deploying it and managing that technology for its entire life cycle. Our OnPoint asset management system helps our retail customers with far-flung stores manage repairs, returns and every facet of the life of the device. This allows our customers IT resources to be leveraged for competitive advantage as we take care of this critical function.

Warehousing and Distribution

DecisionPoint has experience helping large retailers, warehouses and third-party logistics providers ensure their logistics operations are modern, efficient and provides them with a competitive advantage. We work closely with our customers to select the right technology in a rapidly changing world intended to give them return on investment throughout its lifetime of deployment. Applications such as Yard Management, Receiving, Picking, Hands-Free, and Voice are all components of a system that provide value. DecisionPoint assists our customers to manage the largest of projects with flawless execution along with the lifecycle management services that keep those IT assets operational.

Healthcare

Through the acquisition of RDS, DecisionPoint expanded its presence in healthcare. RDS has provided hardware, integration, IT Services, and a myriad of healthcare solutions to one of the largest systems in the country for 25+ years supporting clinical workflows throughout the healthcare systems. DecisionPoint currently provides service on-site for more than 30,000 IT assets, such as Barcode printers and scanners. That expertise combined with our account base of healthcare systems and healthcare manufacturing makes this vertical our second largest vertical as of December 31, 2021.

Wholesale Distribution

Through the acquisition of ExtenData, DecisionPoint added to its portfolio of reoccurring revenue with the MobileConductor (MC) software platform. MC is application software sold into the Direct Store Delivery (DSD) and Proof of Delivery (POD) marketplace in a SaaS model. MobileConductor enables us to provide complete in-vehicles solutions inclusive of hardware and services.

Field Sales and Service

DecisionPoint has and expects to roll-out a new tablet system for field representatives of large enterprise customers. DecisionPoint co-developed the software hand-in-hand with its customers operations team that is intended to improve the efficiencies of customer field representatives and make it easier for them to record deliveries, pick-ups and transact sales on the spot. This tablet system has been a multi-year project, which continues to evolve and improve our customer’s competitive position. We are committed to our customers and their success. The field sales and service market is experiencing significant growth. This space has evolved and moved from rugged to consumer technologies in many instances. As a result, DecisionPoint intends to leverage our experience to expand our offerings and options for our customers as the technology changes and evolves. DecisionPoint intends to provide its complete line of services, including custom or packaged software solutions to these markets, representing another area of potential growth.

Services

Lifecycle Management

A part of the services provided by DecisionPoint, we help customers maximize the life of their IT assets. When OEM’s discontinue a product or provide poor service on an aging product it can force our customers into an upgrade, they may not be ready to manage or afford. We work closely with our customers in all verticals to attempt to provide them that extra value at the end of an asset’s lifecycle.

Deployment and Project Management

Project management and deployment services are also an area of focus for the Company. DecisionPoint’s project management team has handled nationwide retail point of sale deployments and a myriad of other projects that augment customer IT teams. The same applies to healthcare where we have the expertise to understand clinical workflows and how an IT implementation needs to be executed.

Managed Services

DecisionPoint offers a comprehensive product portfolio of managed services designed to simplify the complexity associated with designing, deploying and managing a mobile solution. Each product service is defined by specific deliverables and reporting requirements.

The product portfolio includes:

●	Consulting – Solution Design & Business Process Review

●	Technology Acquisition

●	Project Management

●	Software Integration and Development

●	Deployment (depot and on-site)

●	Repair Services (depot and on-site)

●	Service Desk (tier 2 technical support

●	Reverse logistics & End of Life (EOL) disposal services

●	OnPoint Services Hub (24x7x365 Asset Management Portal)

Customers can acquire our product service SKU’s a-la-carte or in a complete services bundle.

Managed Mobile Services

Cross Platform Support for the Mobile Estate

Deployment Services

Design

- *Consulting*
- *Business Process Review (BPR)*
- *Definition of Solution Components*
- *MDM Solution Design*
- *Proof of Concept*
- *Custom Software Design and SOW*
- *Deployment Planning*
- *OS Migration*
- *as a Service Acquisition Offering*

Deploy

- Project Management
- Hardware Acquisition
- Configuration & Provisioning Services
- Staging/Kitting, Asset Tagging
- Activation
- MDM Enrollment
- On-Site Installation
- Custom Software Delivery and Testing
- User Training (Software)

OnPoint Service Hub

Self Service Portal :

Deployment & Shipping Information
Ticket Submittals & Confirmations
Asset Reporting
Inventory Reporting
Due backs
Repair history

Post-Deployment Services

Life Cycle Management

- Depot Express (Next Day Replacement)
- Repair Services
- On-Site Service and Repair
- On-Site Installation & Deployment
- Spare Pool Management
- Warranty Management
- Reverse Logistics
- End of Life Disposal Services
- Asset Tracking and Reporting

Service Desk

- Technician Dispatch & Management
- Tier 1 & 2 Application & Hardware Support
- Cross Platform OS Support: Microsoft, iOS and Android
- MDM Support & Management
- Decisionpoint Software Support
- Service Desk Ticket Reporting

Customers receive real-time asset management and tracking information through DecisionPoint’s OnPoint™ Service Hub, an internally created customer service portal that provides our customers with a 24/7 view of their technology assets being managed by DecisionPoint.

As a Service

DecisionPoint also offers “as a service models” that include devices, services, software and consulting in one monthly recurring charge.

Software

Unlike the market for standardized business software such as email or accounting, the market for enterprise mobile software is more specialized. Enterprise mobile software systems must support industry-specific and customer-specific business processes. For this reason, we utilize several avenues to provide mobile software solutions to meet our customers’ unique requirements, including:

●	Software as a Service: SaaS is a core strategy to grow our recurring revenue base. In 2020, Decisionpoint acquired ExtenData’s MobileConductor (trademarked), a software platform targeted at the Direct Store Delivery (DSD) and the Proof of Delivery (POD) markets. In 2022, Decisionpoint acquired Advanced Mobile Group’s VizeTrace (trademarked), a software platform that manages RFID installations. Both MobileConductor and ViziTrace are owned platforms of Decisionpoint’s and part of its expanded IP portfolio. They will continue to be sold, supported and leveraged across our expanded base of customers nationwide.

●

Resold specialized ISV applications: The software produced by specialized independent software vendors (“ISV”) is designed to fit a particular vertical market and application. Even still, it must be tailored to meet the needs of each customer and often requires integration to the customer’s enterprise system(s). Depending on the requirements, this tailoring is provided by DecisionPoint under contract with DecisionPoint.

●	DecisionPoint custom development: When one of our off-the-shelf solutions or other ISV solution is not available, custom software can be created in-house using standardized programming platforms like the Microsoft.NET® framework, Java™, Android and Apple iOS. These are used when there is simply no other “off-the-shelf” way to meet the customer’s requirements or when a client believes their business requirements are so unique that only a custom solution will work. An increasingly popular requirement for many corporate clients, which we are able to fulfill, is a custom application that is written once, but supports multiple mobile operating systems.

Customers

Our customers include large enterprise companies across a wide range of industries including retail, healthcare, transportation and logistics.

We value the relationship we have with our customers and understand the need for partners who add value to their businesses. We focus on key operational elements intended to resonate with our customers business needs, creating long term relationships that are the Company’s life blood.

In 2021, Kaiser Permanente accounted for approximately 14%, or $9.0 million, of our net sales. All (or substantially all) of our customers order products and services from us on a purchase order basis with purchase terms that may vary by purchase order. In addition, with respect to Kaiser Permanente, certain terms of our relationship are governed by a Master Services and Products Agreement that provides that the fees and prices charged by us are subject to certain limitations. No arrangement between us and any customer provide for a minimum amount of products or services that must be purchased by the customer nor require any customer to exclusively utilize us as a provider.

Backlog

At December 31, 2021, our backlog related to product orders that are expected to ship throughout 2022 was approximately $31.2 million.

Competition

The automatic identification and data capture (AIDC) business is one that is highly fragmented and covered by many competitors that range from a one-man shop to multi-billion-dollar companies. DecisionPoint attempts to separate itself from the competition with our expertise and ability to help a customer manage an entire project versus buying a product.

The following companies are examples of competitors in the AIDC Industry:

●	CDW – CDW provides thousands of products as a general IT supplier.

●	Denali Advanced Integration – Washington-based Denali Advanced Integration is a full system integration company with services ranging from IT Consulting, Managed Services and Enterprise Mobility Solutions.

●

Other Competitors in the U.S. – Certain ‘catalog and online’ AIDC equipment resellers offer end-users deeply discounted, commodity-oriented products; however, they typically offer limited or no maintenance support beyond the manufacturer’s warranty (which generally results in slower repair turnaround time). More importantly, as end users have become increasingly dependent on value added resellers (“VAR”) and system integrators to provide platform design, integration and maintenance, end users typically do not place major purchase orders with such resellers.

Suppliers

Products from two suppliers, Scansource and Bluestar, each constituted more than 10% of our cost of sales.

Intellectual Property

We own and maintain a portfolio of intellectual property assets which we hope to continue to build. We believe that our intellectual property assets create great value to us and therefore we take steps to protect those assets. However, because of the nature of our business and assets we have not sought patent or trademark protection of our intellectual property assets.

Employees

As of March 31, 2022, we had a total of approximately 100 full-time employees. We have not experienced any work disruptions or stoppages and we consider relations with our employees to be good.

Legal Proceedings; Product Liability

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Currently, we are not a party to any material legal proceedings or subject to any material claims. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Available Information

Our annual and quarterly reports, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website at www.decisionpt.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our corporate governance policies, ethics code and board of directors’ committee charters are posted under the Investor Relations section of the website. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

ITEM 1A. RISK FACTORS

Our operations and financial condition are subject to significant risks, including those described below. This report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward looking statements that may be affected by several risk factors, including those set forth below.

RISKS RELATING TO OUR BUSINESS AND INDUSTRY

Our working capital requirements may negatively affect our liquidity and capital resources. At various times in our history, we have experienced negative working capital and minimal liquidity. If our working capital requirements vary significantly or if our short and long-term working capital needs exceed our cash flows from operations, we would look to our cash balances or other alternative sources of additional outside capital, which may not be available on satisfactory terms and in adequate amounts, if at all.

Our financial condition and results of operations may be significantly impacted by the COVID-19 pandemic. Our overall performance depends upon domestic and worldwide economic and political conditions. The global spread of COVID-19 continues to create volatility, uncertainty, and economic disruption. The pandemic caused a slowdown in worldwide economic activity and is currently causing disruptions to global supply chains and contributing to labor shortages. The COVID-19 pandemic continues to have widespread, rapidly evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Despite the efforts to contain the pandemic, new variants of the virus are, at times, causing additional outbreaks. The COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers, partners, and communities, and there is substantial uncertainty in the nature and degree of its continued effects over time.

The extent to which COVID-19 impacts our business, operations, and financial results will depend on numerous evolving factors that we are not able to accurately predict, including:

●	the continuing economic impacts of the pandemic, including on our customers (particularly those in the retail sector);

●	governmental, business, and individuals’ actions that have been and continue to be taken in response to the pandemic;

●	the effect on our customers and customer demand for and ability to pay for our products and services;

●	restrictions or disruptions to transportation, including reduced availability of ground or air transport;

●	continued disruption of the supply chain for our products;

●	our ability to comply with financial covenants, including maintaining required leverage ratios, which could result in debt becoming due and payable prior to its stated maturity; and

●	changes in our effective tax rate due to effects of COVID-19 on our geographic mix of earnings.

We have experienced disruption in our supply chain as a result of the effects of COVID-19 and related events, and are subject to ongoing supply chain risks, which adversely affect our revenue and results of operations

We are dependent upon a limited number of contract manufacturers for the manufacture, testing, and assembly of certain products and specific suppliers for a number of our critical components. Our current reliance on a limited group of contract manufacturers and suppliers involves risks, including the potential inability to obtain products or components to meet customers’ delivery requirements, reduced control over pricing and delivery schedules and discontinuation of or increased prices for certain components. We have experienced disruption in our supply chain as a result of the effects of COVID-19 related events and their impact on our suppliers and on international trade in general, leading to shortfalls in available components we need to make products as well as increased costs to obtain components, to make products, and to transport components and products. Some suppliers have prioritized the orders of larger customers and are focusing their investments in additional capacity on higher volume components. We are experiencing extended delivery times for certain components of our hardware products and increased freight costs. As a result, we are making binding commitments with longer lead times and procuring components at higher prices, which may impact our flexibility to adapt to changing market conditions and product demand. These disruptions have had an adverse effect on our ability to meet customer demand and have resulted in delays in shipping products to customers and dealers. The severity of the disruptions is continuously changing so that the impact on our ability to meet demand for particular products varies over time, which creates substantial uncertainties in forecasting our financial results. We expect these disruptions to impact our financial results.

Future disruptions could occur as a result of any number of events, including, but not limited to, the continuing impacts of the COVID-19 pandemic, increases in wages that drive up prices or labor, the imposition of new regulations, quotas or embargoes on components, a scarcity of, or significant increase in the price of, required components for our products, trade restrictions, tariffs or duties, fluctuations in currency exchange rates, transportation failures affecting the supply chain and shipment of materials and finished goods, third party interference in the integrity of the products sourced through the supply chain, the unavailability of raw materials, severe weather conditions, natural disasters, civil unrest, military conflicts, geopolitical developments, war or terrorism, and disruptions in utility and other services. Any other circumstance that would require us to seek alternative sources of supply or to manufacture, assemble, and test such components internally could significantly delay our ability to ship our products, which could damage relationships with current and prospective customers and could harm our reputation and brand as well as our results of operations. Lastly, due to supply chain issues, we may accumulate excess inventories if we inaccurately forecast demand for our products.

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

If we fail to continue to introduce new products that achieve broad market acceptance on a timely basis, we will not be able to compete effectively, and we will be unable to increase or maintain sales and profitability. Our future success depends on our ability to develop and introduce new products and product enhancements that achieve broad market acceptance. If we are unable to develop and introduce new products that respond to emerging technological trends and customers’ mission critical needs, our profitability and market share may suffer. The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed.

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

Our products are highly technical and may contain undetected errors, product defects, security vulnerabilities, or software errors Our products, including our software products, are highly technical and complex and, when deployed, may contain errors, defects, or security vulnerabilities. We must develop our products quickly to keep pace with the rapidly changing market, and we have a history of frequently introducing new products. Products and services as sophisticated as ours could contain undetected errors or defects, especially when first introduced or when new models or versions are released. Such occurrences could result in damage to our reputation, lost revenue, diverted development resources, increased customer service and support costs, warranty claims, and litigation.

We warrant that our products will be free of defect for various periods of time, depending on the product. In addition, certain of our contracts include epidemic failure clauses. If invoked, these clauses may entitle the customer to return or obtain credits for products and inventory, or to cancel outstanding purchase orders even if the products themselves are not defective.

Errors, viruses, or bugs may be present in software or hardware that we acquire or license from third parties and incorporate into our products or in third-party software or hardware that our customers use in conjunction with our products. Our customers’ proprietary software and network firewall protections may corrupt data from our products and create difficulties in implementing our solutions. Changes to third-party software or hardware that our customers use in conjunction with our software could also render our applications inoperable. Any errors, defects, or security vulnerabilities in our products or any defects in, or compatibility issues with, any third-party hardware or software or customers’ network environments discovered after commercial release could result in loss of revenue or delay in revenue recognition, loss of customers, theft of trade secrets, data or intellectual property and increased service and warranty cost, any of which could adversely affect our business, financial condition, and results of operations.

Undiscovered vulnerabilities in our products alone or in combination with third-party hardware or software could expose them to hackers or other unscrupulous third parties who develop and deploy viruses and other malicious software programs that could attack our products. Actual or perceived security vulnerabilities in our products could harm our reputation and lead some customers to return products, to reduce or delay future purchases, or use competitive products.

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

Our competitors may be able to develop their business strategy and grow revenue at a faster pace than us, which would limit our results of operations and may force us to cease or curtail operations. The wireless mobile solutions marketplace, while highly fragmented, is very competitive and many of our competitors are more established and have greater resources. We expect that competition will intensify in the future. Some of these competitors also have greater market presence, marketing capabilities, technological and personnel resources than the Company. As compared with our company therefore, such competitors may:

●	develop and expand their infrastructure and service/product offerings more efficiently or more quickly;

●	adapt more swiftly to new or emerging technologies and changes in client requirements;

●	take advantage of acquisition and other opportunities more effectively;

●	devote greater resources to the marketing and sale of their products and services; and

●	leverage more effectively existing relationships with customers and strategic partners or exploit better recognized brand names to market and sell their services.

These current and prospective competitors include other wireless mobility solutions companies, hardware suppliers and in house IT departments.

A significant portion of our revenue is dependent upon a small number of customers, and the loss of any one or more of these customers would negatively impact our results of operations. We had two customers who, together, represented 24% of the Company’s revenue for the year ended December 31, 2021.

Customer mix shifts significantly from year to year, but a concentration of the business with a few large customers is typical in any given year. A decline in our revenues could occur if a customer which has been a significant factor in one financial reporting period gives us significantly less business in the following period. Any one of our customers could reduce their orders for our products and services in favor of a more competitive price or different product at any time. The loss of a significant customer could have a material adverse impact on our Company.

Our contracts with these customers and our other customers do not include any specific purchase requirements or other requirements outside of the normal course of business. The majority of our customer contracts are on an annual basis for service support while on a purchase order basis for hardware purchases. Typical hardware sales are submitted on an estimated order basis with subsequent follow-on orders for specific quantities. These sales are ultimately subject to the time that the units are installed at all of the customer locations as per their requirements. Termination provisions are generally standard clauses based upon non-performance. General industry standards for contracts provide ordinary terms and conditions, while actual work and performance aspects are usually dictated by a Statement of Work which outlines what is being ordered, product specifications, delivery, installation and pricing.

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

Use of third-party suppliers and service providers could adversely affect our product quality, delivery schedules or customer satisfaction, any of which could have an adverse effect on our financial results. In particular, we rely heavily on a number of privileged vendor relationships as a value added reseller (“VAR”) for the Motorola Solutions Partner Pinnacle Club program, a manufacturer of bar code scanners and portable data terminals; as an Honors Solutions Provider for Intermec, a manufacturer of bar code scanners and terminals; as a Premier Partner with Zebra, a printer manufacturer, and O’Neil, the leading provider of ‘ruggedized’ handheld mobile printers. The loss of VAR status with any of these manufacturers could have a substantial adverse effect on our business. Our ability to meet financial objectives depends on our ability to timely obtain an adequate delivery of hardware as well as services from our vendors. Certain supplies are available from a single source or limited sources for which we may be unable to provide suitable alternatives in a timely manner. In addition, we may experience increases in vendor prices that could have a negative impact on our business. Credit constraints by our vendors could cause us to accelerate payables by us, impacting our cash flow. Any unanticipated expense, or disruption in our business or operations relating a limited number of suppliers could adversely affect our business, financial condition and results of operations.

Growth of, and changes in, our revenues and profits depend on the customer, product and geographic mix of our sales. Fluctuations in our sales mix could have an adverse impact on or increase the volatility of our revenues, gross margins and profits. Sales of our products to large enterprises tend to have lower prices and gross margins than sales to smaller firms. In addition, our gross margins vary depending on the product or service delivered. Growth in our revenues and gross margins therefore depends on the customer, product and geographic mix of our sales. If we are unable to execute a sales strategy that results in a favorable sales mix, our revenues, gross margins and earnings may decline. Further, changes in the mix of our sales from quarter-to-quarter or year-to-year may make our revenues, gross margins and earnings more volatile and difficult to predict.

Our sales cycles can be long, unpredictable and require considerable time and expense, which may cause our operating results to fluctuate. Our sales cycle, which is the time between initial contact with a potential customer and the ultimate sale, is often lengthy and unpredictable. Some of our potential customers may already have partial managed mobility solutions in place under fixed-term contracts, which may limit their ability to commit to purchase our solution in a timely fashion. In addition, our potential customers typically undertake a significant evaluation process that can last up to a year or more, and which requires us to expend substantial time, effort and money educating them about the capabilities of our offerings and the potential cost savings they can bring to an organization. Furthermore, the purchase of our products and services may require coordination and agreement across many departments within a potential customer’s organization, which further contributes to our lengthy sales cycle. As a result, we have limited ability to forecast the timing and size of specific sales. Any delay in completing, or failure to complete, sales in a particular quarter or year could harm our business and could cause our operating results to vary significantly.

Our revolving line-of-credit agreement and our loan agreements may limit our flexibility in managing our business, and defaults of any financial and non-financial covenants in these agreements could adversely affect us. Our revolving-line-of-credit agreement as well as our term loan impose operating restrictions on us in the form of financial and non-financial covenants. These restrictions limit the manner in which we can conduct our business and may restrict us from engaging in favorable business opportunities. In addition, these restrictions limit our ability, among other things, to incur further debt, make future acquisitions and other investments, restrict making certain payments such as dividend payments, and restrict disposition of assets.

Our indebtedness may adversely affect our cash flow and our ability to operate our business. As of December 31, 2021, we had availability under a line of credit of $9 million. Our current line of credit expires in July 2024. Our level of indebtedness relative to stockholders’ equity could have important consequences to you, including with respect to our ability to declare and pay a dividend, and significant effects on our business, including the following:

●	we must use a substantial portion of our cash flow from operations to pay interest on our debt obligations, which will reduce the funds available to use for operations and other purposes including our other financial obligations;

●	certain of our debt obligations are secured by significant Company assets;

●	our ability to obtain additional financing for working capital, capital expenditures, strategic acquisitions or general corporate purposes may be impaired;

●	we could be at a competitive disadvantage compared to our competitors that may have proportionately less debt;

●	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited;

●	our ability to fund a change of control offer may be limited; and

●	we may be more vulnerable to economic downturns and adverse developments in our business.

We expect to obtain the funds to pay our day to day expenses and to repay our indebtedness primarily from our operations. Our ability to meet our expenses and make these payments therefore depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, and our currently anticipated growth in sales and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including the outstanding promissory notes, or to fund other liquidity needs. If we do not have enough funds, we may be in breach our debt covenants and/or be required to refinance all or part of our then existing debt, sell assets or borrow more funds, which we may not be able to accomplish on terms favorable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

Our sales and profitability may be affected by changes in macro-economic, business or industry conditions. If the economic climate in the U.S. or abroad deteriorates as a result of COVID-19, global conflicts in Europe (or elsewhere), or otherwise, customers or potential customers could reduce or delay their technology investments. Reduced or delayed technology investments could decrease our sales and profitability. In this environment, our customers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products and services. This may lead to longer sales cycles, delays in purchase decisions, payment and collection, and can also result in downward price pressures, causing our sales and profitability to decline. In addition, general economic uncertainty and volatility arising from geopolitical events and concerns, inflation, rises in energy prices, changes in interest rates and general declines in capital spending in the information technology sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve. There are many other factors which could affect our business, including:

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

We may be unable to protect our proprietary software and methodology. Our success depends, in part, upon our proprietary software, methodology and other intellectual property rights. We rely upon a combination of trade secrets, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We generally enter into nondisclosure and confidentiality agreements with our employees, partners, consultants, independent sales agents and customers, and limit access to and distribution of our proprietary information. We cannot be certain that the steps we take in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. We have attempted to put in place certain safeguards in our policies and procedures to protect intellectual property developed by employees. Our policies and procedures stipulate that intellectual property created by employees and its consultants remain our property. If we are unable to protect our proprietary software and methodology, the value of our business may decrease, and we may face increased competition.

We have not sought to protect our proprietary knowledge through patents and, as a result, our sales and profitability could be adversely affected to the extent that competing products/services were to capture a significant portion of our target markets. We have generally not sought patent protection for our products and services, relying instead on our technical know-how and ability to design solutions tailored to our customers’ needs. Our sales and profitability could be adversely affected to the extent that competing products/services were to capture a significant portion of our target markets. To remain competitive, we must continually improve our existing personnel skill sets and capabilities and the provision of the services related thereto. Our success will also depend, in part, on management’s ability to recognize new technologies and services and make arrangements to license in or acquire such technologies so as to always be at the leading edge.

Assertions by a third party that our software products or technology infringes its intellectual property, whether or not correct, could subject us to costly and time-consuming litigation or expensive licenses. Although we believe that our services and products do not infringe on the intellectual property rights of others, infringement claims may be asserted against us in the future. There is frequent litigation in the communications and technology industries based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us may increase. These claims, whether or not successful, could:

●	divert management’s attention;

●	in costly and time-consuming litigation;

●	require us to enter into royalty or licensing agreements, which may not be available on acceptable terms, or at all; or

●	require us to redesign our software products to avoid infringement.

As a result, any third-party intellectual property claims against us could increase our expenses and impair our business. In addition, although we have licensed proprietary technology, we cannot be certain that the owners’ rights in such technology will not be challenged, invalidated or circumvented. Furthermore, many of our customer agreements require us to indemnify our customers for certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. These types of claims could harm our relationships with our customers, may deter future customers from purchasing our software products or could expose us to litigation for these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party.

We are increasingly dependent on information technology systems and infrastructure (cybersecurity). We increasingly rely upon technology systems and infrastructure. Our technology systems are potentially vulnerable to breakdown or other interruption by fire, power loss, system malfunction, unauthorized access and other events such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested heavily in the protection of data and information technology and in related training, there can be no assurance that our efforts will prevent significant breakdowns, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition of the company. In addition, significant implementation issues may arise as we continue to consolidate and outsource certain computer operations and application support activities.

We are subject to evolving privacy laws in the United States and other jurisdictions that are subject to potentially differing interpretations and which could adversely impact our business and require that we incur substantial costs Existing privacy-related laws and regulations in the United States and other countries are evolving and are subject to potentially differing interpretations, and various U.S. federal and state or other international legislative and regulatory bodies may expand or enact laws regarding privacy and data security-related matters. In addition, the California Consumer Privacy Act (the “CCPA”), which took effect in January 2020, was amended by the California Privacy Rights Act (“the “CPRA”) and will take full effect in January 2023. The CCPA and CPRA, among other things, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. Other U.S. states and the U.S. Congress have introduced, and some states like Virginia and Colorado have enacted in 2021, data privacy legislation, which may impact our business. Data privacy legislation, amendments and revisions to existing data privacy legislation, and other developments impacting data privacy and data protection may require us to modify our data processing.

We may need to raise additional funds, and these funds may not be available when we need them or may not be obtainable on favorable terms. We may need to raise additional funds in order to fund our growth strategy and fully implement our business plan. Specifically, we may need to raise additional funds in order to pursue rapid expansion, develop new or enhanced services and products, and acquire complementary businesses or assets. Additionally, we may need funds to respond to unanticipated events that require us to make additional investments in or expenditures on behalf of our business. There can be no assurance that additional financing will be available when needed, on favorable terms, or at all. If funds are not available when we need them, then we may need to change our business strategy, reduce our rate of growth or suffer losses or other adverse impacts.

If we incur operating losses or do not raise sufficient additional capital, material adverse events may occur, including, but not limited to: 1) a reduction in the nature and scope of our operations, 2) our inability to fully implement our current business plan, and 3) defaults under our existing loan agreements. A covenant default would give one of our creditors the right to demand immediate payment of all outstanding amounts, which we would likely not be able to pay out of normal operations. There are no assurances that we can successfully implement our plans with respect to these liquidity matters.

Our inability to successfully implement our acquisition strategy could have a material adverse effect on our business. We have grown in part as a result of our recent acquisitions, including the acquisitions of ExtenData and Advanced Mobile Group, LLC, and we anticipate continuing to grow in this manner. Although we expect to regularly consider additional strategic transactions in the future, we may not identify suitable opportunities or, if we do identify prospects, it may not be possible to consummate a transaction on acceptable terms. Antitrust or other competition laws may also limit our ability to acquire or work collaboratively with certain businesses or to fully realize the benefits of a prospective acquisition. Furthermore, a significant change in our business or the economy, an unexpected decrease in our cash flows or any restrictions imposed by our indebtedness may limit our ability to obtain the necessary capital or otherwise impede our ability to complete a transaction. Regularly considering strategic transactions can also divert management’s attention and lead to significant due diligence and other expenses regardless of whether we pursue or consummate any transaction. Failure to identify suitable transaction partners and to consummate transactions on acceptable terms, as well as the commitment of time and resources in connection with such transactions, could have a material adverse effect on our business, financial condition and results of operations.

Any failure to realize the anticipated benefits of an acquisition, including unanticipated expenses and liabilities related to acquisitions, could have a material adverse effect on our business. We pursue each acquisition with the expectation that the transaction will result in various benefits, including growth opportunities and synergies from increased efficiencies. However, even if we are able to successfully integrate an acquired business, we may not realize some or all of the anticipated benefits within the anticipated timeframes or at all. Furthermore, we may experience increased competition that limits our ability to expand our business, we may not be able to capitalize on expected business opportunities, and general industry and business conditions may deteriorate. Acquisitions also expose us to significant risks and costs, and business and operational overlaps may lead to hidden costs. These costs can include unforeseen pre-acquisition liabilities or the impairment of customer relationships or acquired assets, such as goodwill. We may also incur costs and inefficiencies to the extent an acquisition expands the industries, markets or geographies in which we operate due to our limited exposure to and experience in a given industry, market or region. Acquisitions at times involve post-transaction disputes with the counterparty regarding a number of matters, including disagreements over the amount of a purchase price or other working capital adjustment or disputes regarding whether certain liabilities are covered by the indemnification provisions of the transaction agreement. We may underestimate the level of certain costs or the exposure we may face as a result of acquired liabilities. If any of these or other factors limit our ability to achieve the anticipated benefits of a transaction, or we encounter other unexpected transaction-related costs and liabilities, our business, financial condition and results of operations could be materially and adversely affected.

Future business combinations and acquisition transactions, if any, as well as recently closed business combinations and acquisition transactions, may not succeed in generating the intended benefits and may adversely affect our business. Part of our growth strategy is to evaluate strategic acquisitions or relationships from time to time. The inability of our management to successfully integrate acquired businesses or technologies, and any related diversion of management’s attention, could have a material adverse effect on our business, operating results and financial condition.

Business combinations and other acquisition transactions may have a direct adverse effect on our financial condition, results of operations, liquidity or stock price. To complete acquisitions or other business combinations, we may have to use cash, issue new equity securities with dilutive effects on existing stockholders, take on new debt, assume contingent liabilities or amortize assets or expenses in a manner that might have a material adverse effect on our balance sheet, results of operations or liquidity. We are required to record business combination-related costs and other items as current period expenses, which would have the effect of reducing our reported earnings in the period in which an acquisition is consummated. These and other potential negative effects of an acquisition transaction could prevent us from realizing the benefits of such transaction and have a material adverse impact on our stock price, financial condition, results of operations and liquidity.

We must effectively manage the structure and size of our operations, or our company will suffer. Our ability to successfully continue to implement our business plan requires an effective planning and management process. If funding is available, we intend to continue to attempt to increase the scope of our operations and acquire complementary businesses or assets. Implementing our business plan will require significant additional funding and resources. If we successfully grow our operations, we will need to hire additional employees and make significant capital investments. If we grow our operations, it will place a significant strain on our existing management and resources. If we grow, we will need to improve our financial and managerial controls and reporting systems and procedures, and we will need to expand, train and manage our workforce. If we need to reduce the size of our infrastructure, we may need to do it swiftly. Any failure to manage any of the foregoing areas efficiently and effectively would cause our business to suffer.

We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer. If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business and value of our common stock could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including our Chief Executive Officer, our Senior Vice Presidents and certain other senior management individuals. We cannot guarantee that we will be successful in retaining the services of these or other key personnel. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

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

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be evaluated for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, decrease in estimated future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in a material adverse impact on our results of operations.

RISKS RELATING TO OUR SECURITIES

There has been a limited trading market for our common stock. Currently, our common stock is available for quotation on the OTCQX under the symbol “DPSI.” The OTCQX is generally understood to be a less active, and therefore less liquid, trading market than a national securities exchange. We cannot predict whether an active market for our common stock will ever develop in the future. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies, assets or technologies by using common stock as consideration.

The market price for our common stock may be volatile, and your investment in our common stock could decline in value. The market price of our common stock could fluctuate significantly in response to various factors and events, including:

●	the lack of an established trading market for our common stock;

●	our ability to integrate operations, technology, products and services;

●	our ability to execute on our business plan;

●	operating results below expectations;

●	our issuance of additional securities, including debt or equity or a combination thereof, which may be necessary to fund our operating expenses;

●	announcements of technological innovations or new products by us or our competitors;

●	the loss of any strategic relationship;

●	economic and other external factors;

●	period-to-period fluctuations in our financial results; and

●	whether an active trading market in our common stock develops and is maintained.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs and a diversion of management’s attention and resources, which could adversely affect our business, operating results and financial condition.

We expect that our quarterly results of operations will fluctuate, and this fluctuation could cause our stock price to decline. Our quarterly operating results are likely to fluctuate in the future. These fluctuations could cause our stock price to decline. The nature of our business involves variable factors which could cause our operating results to fluctuate.

Due to the possibility of fluctuations in our revenues and expenses, we believe that quarter-to-quarter comparisons of our operating results at times are not a good indication of our future performance.

If we or our existing stockholders sell a substantial number of shares of our common stock in the public market, including as part of this offering, our stock price may decline even if our business is doing well. Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares (particularly with respect to our affiliates, directors, executive officers or other insiders), could depress the market price of our common stock and could impair our future ability to obtain capital, especially through an offering of equity securities. If there are more shares of common stock offered for sale than buyers are willing to purchase, then the market price of our common stock may decline to a market price at which buyers are willing to purchase the offered shares of common stock and sellers remain willing to sell the shares.

In the future, we may issue additional shares to our employees, directors or consultants, under our equity compensation plan, in connection with corporate alliances or acquisitions, or to raise capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time.

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

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock. In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Although we are seeking to list our common stock on a national securities exchange, there is no assurance that our common stock will ever be listed on a national securities exchange. While we are seeking to list our common stock on a national securities exchange, we cannot ensure that we will be able to satisfy the listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing, our common stock will likely continue to trade on the OTCQX, in which event the trading price of our common stock could suffer, the trading market for our common stock may be less liquid, and our common stock price may be subject to increased volatility.

Even if our common stock is later accepted for listing on a national securities exchange upon our satisfaction of the exchange’s initial listing criteria, there can be no assurance that an active trading market for our common stock will develop or be sustained, and the exchange may subsequently delist our common stock if we fail to comply with ongoing listing standards. In the event we are able to list our common stock on a national securities exchange upon our satisfaction of the exchange’s initial listing criteria, the exchange will require us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock. In addition to specific listing and maintenance standards, we expect any national securities exchange on which our common stock may become listed will have broad discretionary authority over the initial and continued listing of securities, which it could exercise with respect to the listing of our common stock.

If we fail to meet these continued listing requirements, our common stock may be subject to delisting. If our common stock is delisted and we are not able to list our common stock on another national securities exchange, we expect our securities would be quoted on an over-the-counter market; However, if this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, in the event of such delisting, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

Further, even if our common stock is ever listed on a national securities exchange, there can be no assurance that an active trading market for our common stock will develop or be sustained after our initial listing.

If securities analysts do not publish research or publish unfavorable research about our business, our stock price and trading volume could decline. The trading market for a company’s common stock often is based in part on the research and reports that securities and industry analysts publish about the company. We are not currently aware of any well-known analysts that are covering our common stock, and without analyst coverage it could be hard to generate interest in investments in our common stock. Furthermore, if analyst coverage does develop, and an analyst downgrades our stock or publishes unfavorable research about our business, or if our clinical trials or operating results fail to meet the analysts’ expectations, our stock price would likely decline.

We do not anticipate paying dividends on our common stock. We have never declared or paid cash dividends on our common stock and do not expect to do so in the foreseeable future. The declaration of dividends is subject to the discretion of our board of directors and will depend on various factors, including our operating results, financial condition, future prospects, covenants in documents governing our debt obligations and any other factors deemed relevant by our board of directors. You should not rely on an investment in our company if you require dividend income from your investment in our company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common stock, which is uncertain and unpredictable. There is no guarantee that our common stock will appreciate in value.

Anti-takeover provisions in our charter documents and Delaware law, could discourage, delay, or prevent a change in control of our company and may affect the trading price of our common stock.

We are a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change in control would be beneficial to our existing stockholders.

Our Amended and Restated Certificate of Incorporation (the “Charter”), and our Amended and Restated Bylaws (the “Bylaws”) may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable. Our Charter and Bylaws:

●	provide that vacancies on our board of directors, including newly created directorships, may be filled only by a majority vote of directors then in office;

●	do not provide stockholders with the ability to cumulate their votes; and

●	require advance notification of stockholder nominations and proposals.

In addition, our Charter permits the Board to issue up to 10 million shares of preferred stock with such powers, rights, terms and conditions as may be designated by the Board upon the issuance of shares of preferred stock at one or more times in the future. Specifically, the Charter permits the Board to approve the future issuance of all or any shares of the preferred stock in one or more series, to determine the number of shares constituting any series and to determine any voting powers, conversion rights, dividend rights, and other designations, preferences, limitations, restrictions and rights relating to such shares without any further authorization by our stockholders. The Board’s power to issue preferred stock could have the effect of delaying, deterring or preventing a transaction or a change in control of our company that might otherwise be in the best interest of our stockholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our primary administrative offices and warehouse are located in Laguna Hills, California where we lease approximately 31,000 square feet, of which we sublease approximately 16,000 square feet. As of the date of this annual report our principal executive is located at 1615 South Congress Avenue, Suite, 103, Delray Beach Florida.

We relocated our administrative offices and main warehouse from Irvine, California to a larger facility in Laguna Hills, California in order to meet our current and future business needs. We believe that our facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Currently, we are not a party to any material legal proceedings or subject to any material claims. The results of any future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our stock has been quoted on the OTCQX under the symbol “DPSI” since February 1, 2021. As of March 31, 2021, there are 7,007,454 shares of our common stock outstanding.

Reverse Stock Split

In December 2021, we effectuated a reverse stock split of our then outstanding shares of common stock at a ratio of 1-for-2. The number of authorized shares remained unchanged. Stockholders received a whole share for fractional shares and the par value per common stock remains unchanged. A proportionate adjustment was made to the maximum number of shares issuable under the 2014 Equity Plan, as amended.

Holders of Record

As of December 31, 2021, there were approximately 279 stockholders of record of our common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common or capital stock.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

Not required.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this annual report. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that are based on current expectations and involve various risks and uncertainties that could cause our actual results to differ materially from those expressed in these forward-looking statements.

Our financial statements are stated in United States Dollars (“$”) and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this prospectus. In this prospectus, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

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

In January 2022, we completed the acquisition of Advanced Mobile Group, LLC (“AMG”), a privately held company headquartered in Doylestown, Pennsylvania. DecisionPoint acquired Advanced Mobile Group to expand DecisionPoint’s mobility-first enterprise solutions and service offerings and grow its capabilities in the mid-Atlantic region. Advanced Mobile Group is a regional leader providing services, hardware, software, integration, and wireless networking solutions, with deep experience in warehousing and distribution, manufacturing, mobile workforce automation, retailing, and healthcare segments, and 600 customers.

The future impact of the COVID-19 pandemic on our business and results of operations is unknown and will depend on future developments, which fluctuate and are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic, the spread of the new variants of the virus, the effectiveness of vaccines and vaccination rates, and additional preventative and protective actions that governments, or we or our customers, may implement, which may result in an extended period of continued business disruption and reduced operations. While our overall business and revenue since the onset of the pandemic have not been materially adversely impacted, certain of our customers, particularly those in the retail sector, have been significantly impacted by COVID-19 and the pandemic has contributed to disruptions in supply chains and labor shortages across industries, and therefore our results of operations during 2021 are not necessarily indicative of results to be expected in 2022 in light of the uncertainties surrounding the impact of COVID-19 pandemic on many of our customers and suppliers. Although our results of operations were not materially adversely impacted, we have experienced supplier shipment delays due to a supply chain and logistic challenges resulting in delays in revenue recognition.

In addition, general economic uncertainty and volatility arising from geopolitical events and concerns, inflation, rises in energy prices, changes in interest rates and general declines in capital spending in the information technology sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve and whether our results of operations will be materially impacted.

Components of Results of Operations

Net Sales

Net sales reflect revenue from the sale of hardware, software, consumables and services (including hardware and software maintenance) to our clients, net of sales taxes.

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

Cost of Sales, Sales and Marketing Expenses, and General and Administrative Expenses

The following illustrates the primary costs classified in each major expense category:

Cost of sales, include:

●	Cost of goods sold for hardware, software and consumables;

●	Cost of services, including maintenance;

●	Markdowns of inventory; and

●	Freight expenses.

Sales and marketing expenses, include:

●	Sales salaries, benefits and commissions;

●	Consulting;

●	Marketing tools;

●	Travel; and

●	Marketing promotions and trade shows.

General and administrative expenses, include:

●	Corporate payroll and benefits;

●	Depreciation and amortization;

●	Rent;

●	Utilities; and

●	Other administrative costs such as maintenance of corporate offices, supplies, legal, consulting, audit and tax preparation and other professional fees.

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales (in thousands):

	Year Ended December 31,
	2021	2020
Income Statement Data:
Net sales	$65,943	$63,360
Cost of sales	50,639	48,542
Gross profit	15,304	14,818
Sales and marketing expenses	7,354	5,587
General and administrative expenses	7,552	5,203
Total operating expenses	14,906	10,790
Operating income	398	4,028
Interest expense	(79)	(319)
Gain on extinguishment of debt	1,211	-
Other income	-	213
Income before income taxes	1,530	3,922
Income tax expense	(116)	(1,061)
Net income attributable to common shareholders	$1,414	$2,861
Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of sales	76.8%	76.6%
Gross profit	23.2%	23.4%
Sales and marketing expenses	11.2%	8.8%
General and administrative expenses	11.5%	8.2%
Total operating expenses	22.6%	17.0%
Operating income	0.6%	6.4%
Interest expense	-0.1%	-0.5%
Gain on extinguishment of debt	1.8%	0.0%
Other income	0.0%	0.3%
Income before income taxes	2.3%	6.2%
Income tax expense	-0.2%	-1.7%
Net income attributable to common shareholders	2.1%	4.5%

Results of Operations for the Year Ended December 31, 2021 compared to the Year Ended December 31, 2020

Net sales

	Year Ended December 31,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
Hardware and software	$44,355	$47,416	$(3,061)	-6.5%
Consumables	6,125	3,257	2,868	88.1%
Services	15,463	12,687	2,776	21.9%
	$65,943	$63,360	$2,583	4.1%

Net sales increased by 4.1%, or $2.6 million, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in net sales was primarily driven by a $11.0 million increase in overall net sales associated with sales by ExtenData that we acquired in December 2020 (and, thus, there were not corresponding sales by ExtenData included in our results of operations for 2020), partially offset by a decrease in hardware and software sales in the retail sector due to significant equipment upgrades (and resulting purchases of our products and services) that occurred in 2020 from one of our largest customers (without a corresponding significant upgrade by that customer in 2021), as well as supply chain issues impacting product availability in 2021. Significant customer equipment upgrades occur periodically and the related net sales, and the timing of those net sales, are difficult to estimate with a high degree of certainty.

Cost of sales

	Year Ended December 31,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
Hardware and software	$35,573	$37,986	$(2,413)	-6.4%
Consumables	4,370	2,143	2,227	103.9%
Services	10,696	8,413	2,283	27.1%
	$50,639	$48,542	$2,097	4.3%

Cost of sales increased by 4.3%, or $2.1 million during the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due a $7.9 million increase in overall cost of sales associated with cost of sales of ExtenData that we acquired in December 2020 (and, thus, there were not corresponding cost of sales for ExtenData included in our results of operations for the comparable period in 2020), partially offset by lower hardware and software costs associated with significant equipment upgrades that occurred in the prior year.

Gross profit

	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Gross profit:
Hardware and software	$8,782	$9,430
Consumables	1,755	1,114
Services	4,767	4,274
Total gross profit	$15,304	$14,818

Gross profit percentage:
Hardware and software	19.8%	19.9%
Consumables	28.7%	34.2%
Services	30.8%	33.7%
Total gross profit percentage	23.2%	23.4%

Gross profit increased $0.5 million for the year ended December 31, 2021 as compared to the year ended December 31, 2020, primarily as a result of higher sales volume and the other impacts noted above. The decrease in gross profit margin for consumables was partly due to lower consumables margins associated with customers of ExtenData that we acquired in December 2020. The decrease in gross profit margin for services was attributed to higher fixed personnel costs in connection with our increased service offerings.

Sales and marketing expenses

	Year Ended December 31,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
Sales and marketing expenses	$7,354	$5,587	$1,767	31.6%
As a percentage of sales	11.2%	8.8%	—	2.4%

Sales and marketing expenses increased $1.8 million, or 31.6%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020 due to increased expenses for ExtenData operations that was acquired in December 2020 (and, thus, there were not corresponding expenses for ExtenData included in our results of operations for 2020). As a percentage of sales, sales and marketing expenses increased 240 basis points primarily as a result of higher marketing personnel costs and sales integration costs.

General and administrative expenses

	Year Ended December 31,		Dollar	Percent
	2021	2020	Change	Change
	(dollars in thousands)
General and administrative expenses	$7,552	$5,203	$2,349	45.1%
As a percentage of sales	11.5%	8.2%	—	3.2%

General and administrative expenses increased $2.3 million, or 45.1%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The increase in costs was primarily due to a $1.5 million increase in expenses associated with the acquisition of ExtenData in December 2020 (and, thus, there were not corresponding expenses for ExtenData included in our results of operations for 2020), director and executive compensation and benefits, and an increase in legal and compliance costs. As a percentage of sales, general and administrative costs increased 320 basis points due to higher compensation, legal and compliance costs.

Interest expense. The decrease in interest expense to $79,000 from $319,000 last year was due to a decrease in average debt balances as compared to 2020.

Gain on extinguishment of debt. We recorded a gain on extinguishment of debt of $1.2 million in the first quarter of 2021 in connection with the forgiveness of the PPP Loans by the US Small Business Administration (“SBA”).

Income tax expense. Income tax expense was approximately $0.1 million and $1.1 million for the year ended December 31, 2021 and December 31, 2020, respectively. The lower income tax rate this year is primarily associated with the tax exemption for the gain on extinguishment of debt recognized in the first quarter of 2021.

Net income. Net income was $1.4 million compared to $2.8 million in 2020.

Liquidity and Capital Resources

As of December 31, 2021, our principal sources of liquidity were cash totaling $2.6 million and $9.0 million of availability under our line of credit. In recent years, we have financed our operations primarily through cash generated from operating activities, borrowings from term loans and our line of credit. We have historically generated operating losses and negative cash flows from operating activities as reflected in our accumulated deficit. We have generated operating income for each of the years ended December 31, 2018 through December 31, 2021. Based on our recent trends and our current projections, we expect to generate cash from operations for the year ending December 31, 2022. Given our projections, combined with our existing cash and credit facilities, we believe the Company has sufficient liquidity for at least the next 12 months.

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

Working Capital (Deficit)

	December 31, 2021	December 31, 2020	Increase/ (Decrease)
	(in thousands)
Current assets	$19,334	$21,138	$(1,804)
Current liabilities	18,352	21,777	(3,425)
Working capital (deficit)	982	(639)	1,621

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

As of December 31, 2021, we were eligible to borrow up to $9.0 million, and had no outstanding borrowings under the line of credit.

PPP Loans

On April 20, 2020 and May 4, 2020, we received $740,000 and $471,000, respectively, in proceeds from loans from Pacific Western Business Finance (“PWBF”), which were granted pursuant to the Paycheck Protection Program of the Coronavirus Aid Relief and Economic Security Act (collectively, the “PPP Loans”). We used the entire PPP Loan proceeds for qualifying expenses. In December 2020, we applied for loan forgiveness, including principal and accrued interest as permitted by the CARES Act. In February and March 2021, we received forgiveness of the PPP Loans in whole, including all accrued interest to date.

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

ExtenData Solutions, LLC Acquisition

In December 2020, we acquired 100% of the issued and outstanding membership interests of ExtenData Solutions, LLC (“ExtenData”). ExtenData is focused on enterprise mobility solutions and provides software product development, mobile computing, identification and wireless tracking solutions. The consideration we paid was comprised of $4.4 million in cash and an estimated earn-out obligation of $0.6 million, subject to the financial performance of ExtenData following the closing of the acquisition. As a result of the acquisition, ExtenData became a wholly owned subsidiary of the Company. The operating results for ExtenData have been consolidated into our results of operations beginning December 5, 2020.

Cash Flow Analysis

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$2,352	$4,196
Net used in investing activities	(541)	(3,502)
Net cash used in financing activities	(1,229)	(1,309)
Net increase (decrease) in cash	$582	$(615)

Operating Activities

Net cash provided by operating activities decreased to $2.4 million for the year ended December 31, 2021 from $4.2 million for the year ended December 31, 2020. The decrease was primarily due to lower net income.

Investing Activities

Net cash used in investing activities was $0.5 million for the year ended December 31, 2021 which is comprised of cash payments delivered in the first quarter of 2021 in connection with the acquisition of ExtenData and purchases of capital expenditures of property and equipment. Net cash used in investing activities was $3.5 million for the year ended December 31, 2020 which is comprised of cash paid for the acquisition of ExtenData of $3.4 million and $0.1 million in purchases of capital expenditures of property and equipment.

Financing Activities

Net cash used in financing activities was $1.2 million for the year ended December 31, 2021 which primarily comprised of payments on the line of credit. Net cash used in financing activities was $1.3 million for the year ended December 31, 2020 which comprised of the repayment of debt, partially offset by proceeds of long-term debt.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Stock Issuances

In February 2021, common stock purchase warrants issued by us in September 2016 were fully exercised by all of the holders on a cashless basis. As a result of the cashless exercise, 303,008 shares of common stock were issued.

During the year ended December 31, 2021, certain employees and directors exercised vested stock options through a cashless exercise. The options exercised were net settled in satisfaction of the exercise price. The exercised options, utilizing a cashless exercise, are summarized in the following table:

Options exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes	Net Shares Issued	Weighted Average Share Price	Employee Share-Based Tax Withholding
151,441	$1.88	77,954	7,225	66,232	$3.67	$24,662

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements that have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). This preparation requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. US GAAP provides the framework from which to make these estimates, assumption and disclosures. We choose accounting policies within US GAAP that management believes are appropriate to accurately and fairly report our operating results and financial position in a consistent manner. Management regularly assesses these policies in light of current and forecasted economic conditions. While there are a number of significant accounting policies affecting our financial statements, we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

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

We combine contracts with the same customer into a single contract for accounting purposes when the contracts are entered into at or near the same time and the contracts are negotiated as a single commercial package, consideration in one contract depends on the other contract, or the services are considered a single performance obligation. If an arrangement involves multiple performance obligations, the items are analyzed to determine the separate units of accounting (that is, are they distinct and are they distinct in the context of the customer contract). The total contract transaction price is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost plus margin approach. We estimate the amount of total contract consideration we expect to receive for variable arrangements by determining the most likely amount we expect to earn from the arrangement based on the expected quantities of services we expect to provide, and the contractual pricing based on those quantities. We only include some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is subsequently resolved. We consider the sensitivity of the estimate, our relationship and experience with our client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement.

As discussed in more detail below, revenue is recognized when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration, we expect to receive in exchange for transferring goods or providing services. We do not have any material extended payment terms, as payment is due at or shortly after the time of the sale. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

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

Hardware, consumables and software products - We recognize product revenue at the point in time when a client takes control of the hardware and/or software, which typically occurs when title and risk of loss have passed to the client. Our selling terms and conditions reflect that F.O.B ‘dock’ contractual terms establish that control is transferred from us at the point in time when the product is shipped to the customer.

Revenues from software license sales are recognized as a single performance obligation on a gross basis as we are acting as a principal in these transactions at the point the software license is delivered to the customer. Generally, software licenses are sold with accompanying third-party delivered software assurance, which allows customers to upgrade, at no additional cost, to the latest technology if new capabilities are introduced during the period that the software assurance is in effect. We determined that the accompanying third-party delivered software assurance is critical or essential to the core functionality of the software licensor because we do not sell the software license and standard warranty on a standalone basis (which indicates that the customer cannot benefit from the software license and standard warranty on its own), the software license and the standard warranty are not separately identifiable, the software license assurance warranty are inputs of a combined item in the contract, the assurance warranty and software license are highly interdependent and interrelated because the core functionality of the license is dependent on the assurance warranty, and our promise to provide the assurance warranty that is necessary for the software license to continue to provide significant benefit to the customer. As a result, the software license and the accompanying third party delivered software assurance are recognized as a single performance obligation.

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

Services - We provide services which include consulting, staging, deployment, installation, repair and customer specified software customization. The arrangement is based on either a time and material basis or a fixed fee. For our time and materials service contracts, we recognize revenues as those services are provided and consumed, as this is the best output measure of how the services are transferred to the customer. Fixed fee contracts are recognized in the period in which the services are performed or delivered using a proportional performance service model. Revenue is recognized on a gross basis in the period in which the services are performed or delivered.

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

We act as the principal in the transaction as the primary obligor for fulfillment in the arrangement, we set the price of the service charged to the customer, and we assume credit risk for the amounts invoiced. In addition, we manage back-end warranties, service contracts and repairs for multiple products and suppliers. We leverage our knowledge base of mobility best practices by consolidating multiple suppliers’ supplier’s maintenance requirements under a single point in contact through us. Our internal support team assists our customers first by performing an initial technical triage to determine the source of the problem including, but not limited to, physical damage and software issues and whether they can be handled remotely by the client or returned for repair. Further, we receive the returned products, confirm that the equipment is operational or not, either repair or refurbish the equipment internally or return it to the manufacturer directly to repair. We then obtain the product turn back from the manufacturer and either send it back out to a specific customer location or place in a customer’s spare pool. As a result, we recognize the revenue on a gross basis.

We defer costs to acquire contracts, including commissions, incentives and payroll taxes if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are amortized to sales and marketing expense over the contract term, generally over one to three years. We have elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We include deferred contract acquisition costs in “Prepaid expenses and other current assets” in the consolidated balance sheets.

Intangible Assets and Long-lived Assets

We evaluate our intangible and long-lived assets for impairment when events or circumstances arise that indicate intangible and long-lived assets may be impaired. Indicators of impairment include, but are not limited to, a significant deterioration in overall economic conditions, a decline in the market capitalization, the loss of significant business, or other significant adverse changes in industry or market conditions. Intangible assets with finite useful lives are amortized over their respective estimated useful lives using an accelerated method to their estimated residual values, if any. Our intangible assets consist of customer lists, customer relationships and trade names.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired. Goodwill is not amortized but tested for impairment at least annually and whenever events or changes in circumstance indicate that carrying values may not be recoverable. We assess the impairment of goodwill annually at each year-end and if indicators of impairment are present.

Factors that we consider important that could trigger an impairment assessment include, but not limited to, the following:

●	significant under-performance relative to historical and projected operating results;

●	significant changes in the manner of use of the acquired assets or business strategy; and

●	significant negative industry or general economic trends.

When performing the impairment review, we determine the carrying amount of a reporting unit by assigning assets and liabilities, including the existing goodwill, to each reporting unit. To evaluate whether goodwill is impaired, we compare the estimated fair value of each reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss will be recognized as the difference of the estimated fair value and the carrying value of the reporting unit under the new accounting standard.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue and expense growth rates, capital expenditures and the depreciation and amortization related to capital expenditures, changes in working capital, discount rates, risk-adjusted discount rates, future economic and market conditions and the determination of appropriate comparable companies. Due to the inherent uncertainty involved in making these estimates, actual future results related to assumed variables could differ from these estimates.

Business Combinations

We utilize the acquisition method of accounting for business combinations and allocate the purchase price of an acquisition to the various tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We primarily establish fair value using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, as well as discount factors and income tax rates. Other estimates include:

●	Estimated step-ups or write-downs for fixed assets and inventory;

●	Estimated fair values of intangible assets; and

●	Estimated liabilities assumed from the target

While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business acquisition date, these estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally no more than one year from the business acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Business combinations also require us to estimate the useful life of certain intangible assets that we acquire and this estimate requires significant judgment.

Share-Based Compensation

We account for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

Share-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Given that stock-based compensation expense recognized in the accompanying consolidated statements of income and comprehensive income is based on awards ultimately expected to vest. We account for forfeitures as they occur, rather than estimate expected forfeitures.

Compensation cost for stock awards, which from time to time may include restricted stock units (“RSUs”), is measured at the fair value on the grant date and recognized as expense, net of estimated forfeitures, over the related service period. The fair value of stock awards is based on the estimated fair value of our common stock on the grant date.

The estimated fair value of common stock option awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, all of which affect the estimated fair values of our common stock option awards. Given a lack of historical stock option exercises, the expected term of options granted is calculated as the average of the weighted vesting period and the contractual expiration date of the option. This calculation is based on a method permitted by the Securities and Exchange Commission in instances where the vesting and exercise terms of options granted meet certain conditions and where limited historical exercise data is available. The expected volatility is based on the historical volatility of the common stock of comparable public companies that operate in similar industries as us.

The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividend assumption is based on our history and management’s expectation regarding dividend payouts.

Compensation expense for common stock option awards with graded vesting schedules is recognized on a straight-line basis over the requisite service period for the last separately vesting portion of the award, provided that the accumulated cost recognized as of any date at least equals the value of the vested portion of the award.

If there are any modifications or cancellations of the underlying vested or unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense, or record additional expense for vested stock-based awards. Future stock-based compensation expense and unearned stock- based compensation may increase to the extent that we grant additional common stock options or other stock-based awards.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings, if any, under our line of credit, which bears interest at variable rates. As of December 31, 2021, we had no outstanding borrowings under our credit facility.

Impact of Inflation

Our results of operations and financial condition are presented based on historical cost. We are subject to the impact of inflation with current general economic uncertainty and volatility arising from inflation at historical rates and changes in interest rates. While it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we believe the effects of inflation, if any, on our results of operations and financial condition have been immaterial.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

DecisionPoint Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DecisionPoint Systems, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Revenue Recognition

Critical Audit Matter Description

The Company recognizes revenue upon transfer of control of promised products or services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. The Company may enter into contracts to sell their products and services that contain non-standard terms and conditions and multiple performance obligations. For such contracts, significant interpretation may be required to determine the appropriate accounting, including the identification of all performance obligations, determination of when performance obligations are distinct and when they should be combined, allocation of the transaction price among performance obligations in the arrangement, the timing of the transfer of control of promised goods or services, and agent versus principal considerations.

Our assessment of management’s evaluation of the appropriate accounting for revenue recognition is significant to our audit because the revenue amounts are material to the consolidated financial statements, management’s assessment process involves significant judgment, and the application of U.S. generally accepted accounting principles in this area is complex.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for customer contracts included the following:

●	We evaluated management’s significant accounting policies related to revenue from contracts with customers for reasonableness and compliance with U.S. generally accepted accounting principles.

●	We tested management’s identification of performance obligations and its assessment of whether or not the performance obligations are distinct.

●	We evaluated the reasonableness of management’s estimate of stand-alone selling prices for products and services and the allocation of the transaction price among the identified performance obligations.

●	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements.

●	We evaluated management’s analysis of whether the Company is a principal (gross reporting of revenues) or an agent (net reporting of revenues) in its revenue transactions.

●	We selected a sample of revenue transactions for each of the Company’s significant revenue streams and obtained the related customer agreements and performed the following procedures:

◌	Obtained and read source documents for each selection, including master agreements, customer purchase orders, and other documents that corroborated the transaction with the customer.

◌	Tested management’s identification and treatment of the key contract terms.

◌	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of the Company’s accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

We have served as the Company’s auditor since 2016.

Irvine, California

March 31, 2022

DecisionPoint Systems, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash	$2,587	$2,005
Accounts receivable, net	12,302	16,438
Inventory, net	2,111	884
Deferred costs	1,998	1,744
Prepaid expenses and other current assets	336	67
Total current assets	19,334	21,138
Operating lease assets	329	583
Property and equipment, net	834	751
Deferred costs, net of current portion	1,492	2,097
Deferred tax assets	1,999	1,973
Intangible assets, net	3,564	4,663
Goodwill	8,128	8,128
Other assets	50	22
Total assets	$35,730	$39,355
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,273	$12,852
Accrued expenses and other current liabilities	3,220	2,807
Deferred revenue	4,599	4,617
Line of credit	—	1,206
Due to related parties	—	34
Current portion of long-term debt	3	—
Current portion of operating lease liabilities	257	261
Total current liabilities	18,352	21,777
Deferred revenue, net of current portion	2,510	3,140
Long-term debt	146	1,361
Noncurrent portion of operating lease liabilities	83	340
Other liabilities	381	873
Total liabilities	21,472	27,491
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 7,007 and 6,788 shares issued and outstanding, respectively (1)	7	7
Additional paid-in capital	39,216	38,236
Accumulated deficit	(24,965)	(26,379)
Total stockholders’ equity	14,258	11,864
Total liabilities and stockholders’ equity	$35,730	$39,355

(1)	Prior period share information and balances have been retroactively adjusted to reflect a reverse stock split. See Note 11, Stockholders’ Equity for additional information.

See Accompanying Notes to the Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	Year Ended December 31,
	2021	2020
Net sales:
Product	$50,480	$50,673
Service	15,463	12,687
Net sales	65,943	63,360
Cost of sales:
Product	39,943	40,129
Service	10,696	8,413
Cost of sales	50,639	48,542
Gross profit	15,304	14,818
Operating expenses:
Sales and marketing expense	7,354	5,587
General and administrative expenses	7,552	5,203
Total operating expenses	14,906	10,790
Operating income	398	4,028
Interest expense	(79)	(319)
Gain on extinguishment of debt	1,211	—
Other income	—	213
Income before income taxes	1,530	3,922
Income tax expense	(116)	(1,061)
Net income and comprehensive income attributable to common stockholders	$1,414	$2,861
Earnings per share attributable to stockholders: (1)
Basic	$0.20	$0.42
Diluted	$0.19	$0.37
Weighted average common shares outstanding (1)
Basic	6,947	6,788
Diluted	7,593	7,811

(1)	All share and per share information has been retroactively adjusted to reflect a reverse stock split. See Note 11, Stockholders’ Equity for additional information.

See Accompanying Notes to the Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock (1)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	6,788	$7	$38,149	$(29,240)	8,916
Net income	—	—	—	2,861	2,861
Share-based compensation expense	—	—	87	—	87
Balance at December 31, 2020	6,788	7	38,236	(26,379)	$11,864
Net income	—	—	—	1,414	1,414
Share-based compensation expense	—	—	1,003	—	1,003
Exercise of warrants	152	—	—	—	—
Exercise of stock options (Note 9)	67	—	(23)	—	(23)

Balance at December 31, 2021	7,007	$7	$39,216	$(24,965)	$14,258

(1)	All share information and balances have been retroactively adjusted to reflect a reverse stock split. See Note 11, Stockholders’ Equity, for additional information.

See Accompanying Notes to the Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2021	2020
Cash flows from operating activities
Net income	$1,414	$2,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,387	891
Amortization of deferred financing costs and note discount	24	157
Share-based compensation expense	1,003	87
Acquisition earn-out adjustment	(187)	-
Gain on extinguishment of debt	(1,211)	-
Deferred income taxes, net	(26)	686
Provision for doubtful accounts	-	25
Changes in operating assets and liabilities:
Accounts receivable	4,136	(5,853)
Inventory, net	(1,227)	2,945
Deferred costs	351	(382)
Prepaid expenses and other current assets	(294)	254
Other assets, net	(28)	(8)
Accounts payable	(2,579)	585
Accrued expenses and other current liabilities	277	294
Due to related parties	(34)	(90)
Operating lease liabilities	(7)	6
Deferred revenue	(648)	1,738
Net cash provided by operating activities	2,352	4,196
Cash flows from investing activities
Purchases of property and equipment	(371)	(93)
Cash paid for acquisitions, net of cash acquired	(170)	(3,409)
Net cash used in investing activities	(541)	(3,502)
Cash flows from financing activities
Repayment of term debt	—	(646)
Line of credit, net	(1,206)	(1,971)
Proceeds from issuance of term debt	—	1,361
Debt issuance costs	—	(53)
Taxes paid in lieu of shares issued for share-based compensation	(25)	—
Proceeds from exercise of stock options	2	—
Net cash used in financing activities	(1,229)	(1,309)
Change in cash	582	(615)
Cash, beginning of year	2,005	2,620
Cash, end of year	$2,587	$2,005
Supplemental disclosures of cash flow information
Cash paid for interest	$50	$176
Cash paid for income taxes	365	64
Supplemental disclosure of non-cash activities
Earn-out related to acquisition of ExtenData	$—	$750
Leased assets obtained in exchange for new operating lease liabilities	—	207

See Accompanying Notes to the Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Notes to the Consolidated Financial Statements

Note 1: Description of Business

DecisionPoint Systems, Inc., which we sometimes refer to as the “Company”, “we” or “us”, is an enterprise mobility systems integrator that sells, installs, deploys and repairs mobile computing and wireless systems that are used both within a company’s facilities and in the field. These systems generally include mobile computers, mobile application software, and related data capture equipment including bar code scanners and radio frequency identification (“RFID”) readers. We also provide services, consulting, staging, kitting, deployment, maintenance, proprietary and third-party software and software customization as an integral part of our customized solutions for our customers. The suite of products utilizes the latest technologies with the intent to make complex mobile technologies easy to use, understand and keep running within all vertical markets such as merchandising, sales and delivery, field service, logistics and transportation and warehouse management.

In June 2018, we acquired 100% of the outstanding stock of Royce Digital Systems, Inc. (“RDS”). RDS provides innovative enterprise print and mobile technologies, deployment services and on-site maintenance.

In December 2020, we acquired 100% of the issued and outstanding membership interests of ExtenData Solutions, LLC (“ExtenData”). ExtenData is focused on enterprise mobility solutions and provides software product development, mobile computing, identification and wireless tracking solutions.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of DecisionPoint Systems, Inc. and its subsidiaries have been prepared on an accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of DecisionPoint Systems, Inc. and its wholly owned subsidiaries, DecisionPoint Systems International (“DPSI”), DecisionPoint Systems Group, Inc. (“DPS Group”), RDS and ExtenData. All our identifiable assets are in the United States and all intercompany transactions have been eliminated in consolidation.

Reverse Stock Split

In December 2021, we effectuated a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-2. See Note 11, Stockholders’ Equity, for additional information. As a result, the number of shares and income per share disclosed throughout these consolidated financial statements have been retrospectively adjusted to reflect the reverse stock split. All share and per share information has been retroactively adjusted to reflect the reverse stock split.

COVID-19

COVID-19 and the response to the virus have negatively impacted overall economic conditions. The potential future impacts of COVID-19, while uncertain, could materially adversely impact the Company’s results of operations.

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

Accounts Receivable

Accounts receivable are stated at net realizable value, and as such, earnings are charged with a provision for doubtful accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine an allowance based on historical write-off experience and specific account information available. Accounts receivable are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $20,000 and $92,000 as of December 31, 2021 and 2020, respectively. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts and the related customer receivable.

Inventory

Inventory consists solely of finished goods and is stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out (FIFO) method. We periodically review our inventory and make provisions as necessary for estimated obsolete and slow-moving goods. The creation of such provisions results in a reduction of inventory to net realizable value and a charge to cost of sales. Inventories are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $59,000 and $41,000 as of December 31, 2021 and 2020, respectively.

Deferred Costs

Deferred costs consist primarily of customer-related third-party extended hardware and software maintenance services which we have paid for in advance. The costs are ratably amortized over the life of the contract, generally one to five years.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, generally from three to five years. Leasehold improvements are recorded at cost and amortized over the shorter of the lease term or the life of the improvements. Cost incurred for repairs and maintenance are expensed as incurred. Upon retirement or sale, the cost and related accumulated depreciation and amortization of disposed assets are removed from the accounts and any resulting gain or loss is included in other income or expense.

Operating Leases

We recognize a right-of-use asset and lease liability for all of our long-term leases at the commencement date. Lease liabilities are measured based on the present value of the minimum lease payments discounted at our incremental borrowing rate as of the date of commencement, which is determined based on information available at lease commencement and is equal to the rate of interest that we would have to pay to borrow on a collateralized basis over a similar term in an amount equal to the lease payments in a similar economic environment. Right-of-use assets are measured based on the lease liability adjusted for any initial direct costs, prepaid rent, or lease incentives. Operating lease costs are included within general and administrative expenses on the consolidated statements of income and comprehensive income.

Capitalized Software Development Costs

The capitalization of software development costs for external use begins when technological feasibility has been established and ends when the software is available for sale. Software development costs are amortized on a straight-line line basis over the remaining economic life, generally three years. Amortization of the capitalized software is classified within cost of sales for services in the consolidated statements of income and comprehensive income.

Intangible Assets and Long-lived Assets

We evaluate our intangible and long-lived assets for impairment when events or circumstances arise that indicate intangible and long-lived assets may be impaired. Indicators of impairment include, but are not limited to, a significant deterioration in overall economic conditions, a decline in the market capitalization, the loss of significant business, or other significant adverse changes in industry or market conditions. We completed the qualitative assessment for impairment and determined that there was no impairment during the years ended December 31, 2021 and 2020. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in an impairment of intangible and long-lived assets in the future.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives using an accelerated method to their estimated residual values, if any. Our intangible assets consist of customer lists, customer relationships and trade names. Refer to Note 4 for further information on our intangible assets.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired. Goodwill is not amortized but tested for impairment at least annually or whenever events or changes in circumstance indicate that carrying values may not be recoverable. We assess the impairment of goodwill annually at each year-end and when indicators of impairment are present.

We completed our annual assessment for goodwill impairment and determined that goodwill was not impaired as of December 31, 2021 and 2020.

Factors that we consider important that could trigger an impairment assessment include, but not limited to, the following:

●	significant under-performance relative to historical and projected operating results;

●	significant changes in the manner of use of the acquired assets or business strategy; and

●	significant negative industry or general economic trends.

When performing the impairment review, we determine the carrying amount of a reporting unit by assigning assets and liabilities, including the existing goodwill, to each reporting unit. To evaluate whether goodwill is impaired, we compare the estimated fair value of each reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount. If the carrying amount of a reporting unit exceeds its fair value, the amount of the impairment loss will be recognized as the difference of the estimated fair value and the carrying value of the reporting unit.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include determining enterprise fair value and the allocation of enterprise fair value to the Company’s operating segments, revenue and expense growth rates, capital expenditures and the depreciation and amortization related to capital expenditures, changes in working capital, discount rates, risk-adjusted discount rates, future economic and market conditions and the determination of appropriate comparable companies. Due to the inherent uncertainty involved in making these estimates, actual future results related to assumed variables could differ from these estimates.

Fair Value Measurement

Fair value is the price that would be received from selling an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants as of the measurement date. Applicable accounting guidance provides a hierarchy for inputs used in measuring fair value that prioritize the use of observable inputs over the use of unobservable inputs when such observable inputs are available. The three levels of inputs that may be used to measure fair value are as follows:

●	Level 1 - Quoted prices in active markets for identical assets or liabilities.

●	Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-driven valuations in which all significant inputs are observable or can be derived principally from, or corroborated with, observable market data.

●	Level 3 - Fair value is derived from valuation techniques in which one or more significant inputs are unobservable, including assumptions and judgments made by us.

The carrying amounts of cash, accounts receivable, accounts payable and accrued expenses, and line of credit approximate fair value due to the short-term nature of these financial instruments. The carrying amount of our debt approximates its fair value as the credit markets have not materially changed since the original borrowing dates.

Business Combinations

We utilize the acquisition method of accounting for business combinations which allocates the purchase price of an acquisition to the various tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We primarily establish fair value using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, as well as discount factors and income tax rates. Other estimates include:

●	Estimated step-ups or write-downs for fixed assets and inventory;

●	Estimated fair values of intangible assets; and

●	Estimated liabilities assumed from the target.

While we use our best estimates and assumptions as part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the business acquisition date, these estimates and assumptions are inherently uncertain and subject to refinement. As a result, during the purchase price allocation period, which is generally no more than one year from the business acquisition date, we may record adjustments to the assets acquired and liabilities assumed, with the corresponding offset to goodwill.

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

We combine contracts with the same customer into a single contract for accounting purposes when the contracts are entered into at or near the same time and the contracts are negotiated as a single commercial package, consideration in one contract depends on the other contract, or the services are considered a single performance obligation. If an arrangement involves multiple performance obligations, the items are analyzed to determine the separate units of accounting, whether the items have value on a standalone basis and whether there is objective and reliable evidence of their standalone selling price. The total contract transaction price is allocated to the identified performance obligations based upon the relative standalone selling prices of the performance obligations. The standalone selling price is based on an observable price for services sold to other comparable customers, when available, or an estimated selling price using a cost-plus margin approach. We estimate the amount of total contract consideration we expect to receive for variable arrangements by determining the most likely amount we expect to earn from the arrangement based on the expected quantities of services we expect to provide, and the contractual pricing based on those quantities. We only include some or a portion of variable consideration in the transaction price when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with the variable consideration is subsequently resolved. We consider the sensitivity of the estimate, our relationship and experience with our client and variable services being performed, the range of possible revenue amounts and the magnitude of the variable consideration to the overall arrangement.

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

As of December 31, 2021, the total aggregate transaction price allocated to the unsatisfied performance obligations was approximately $7.1 million, of which approximately $4.6 million is expected to be recognized over the next 12 months.

As of December 31, 2020, the total aggregate transaction price allocated to the unsatisfied performance obligations was approximately $7.8 million.

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

Services - We provide Services which include consulting, staging, deployment, installation, repair and customer specified software customization. The arrangement with a customer is based on either a time and material basis or a fixed fee. For our time and materials service contracts, we recognize revenues as those services are provided and consumed, as this is the best output measure of how the services are transferred to the customer. Fixed fee contracts are recognized in the period in which the services are performed or delivered using a proportional service model. Except for installation services that are recognized over the subscription period as previously described, all other Services are recognized on a gross basis in the period in which the services are performed or delivered.

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

We defer costs to acquire contracts, including commissions, incentives and payroll taxes if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are amortized to sales and marketing expense over the contract term, generally over one to three years. We have elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We include deferred contract acquisition costs in “Prepaid expenses and other current assets” in the consolidated balance sheets. As of December 31, 2021 and December 31, 2020, we deferred $127,000 and $136,000, respectively, of related contract acquisition costs.

The following table summarizes net sales by revenue source (in thousands):

	Year Ended December 31,
	2021	2020
Hardware and software	$44,355	$47,416
Consumables	6,125	3,257
Services	15,463	12,687
	$65,943	$63,360

Concentration of Risk

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and accounts receivable. All our cash balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor at each financial institution. As of December 31, 2021, we had approximately $2,087,000 on deposit in excess of the insurance limits. We have not experienced any such losses in these accounts.

In 2021, Kaiser Permanente accounted for approximately 14%, or $9.0 million, of our net sales. No other single customer in 2021 accounted for more than 10% of net sales. Accounts receivable from Kaiser Permanente at December 31, 2021 accounted for 11% of total accounts receivable.

For the year ended December 31, 2021, we had purchases from two suppliers that collectively represented 61% of total purchases and 76% of accounts payable at December 31, 2021. Loss of a significant vendor could have a material adverse effect on our operations.

In 2020, Kaiser Permanente and Nordstrom accounted for approximately 20%, or $12.9 million, and 31%, or $19.6 million, of our net sales, respectively. No other single customer in 2020 accounted for more than 10% of net sales. Accounts receivable from these customers at December 31, 2020 accounted for 48% of total accounts receivable.

For the year ended December 31, 2020, we had purchases from two suppliers that collectively represented 65% of total purchases and 82% of accounts payable at December 31, 2020. Loss of a significant vendor could have a material adverse effect on our operations.

Share-Based Compensation

We account for share-based compensation in accordance with the provisions of ASC Topic 718 “Compensation – Stock Compensation”. Under ASC 718, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the requisite service period (generally the vesting period of the equity grant).

Share-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that is ultimately expected to vest during the period. Given that share-based compensation expense recognized in the accompanying consolidated statements of income and comprehensive income is based on awards ultimately expected to vest. We account for forfeitures as they occur, rather than estimate expected forfeitures.

Compensation cost for stock awards, which from time to time includes restricted stock units, is measured at the fair value on the grant date and recognized as expense, net of estimated forfeitures, over the related service period. The fair value of stock awards is based on the estimated fair value of our common stock on the grant date.

The estimated fair value of common stock option awards is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires subjective assumptions regarding future stock price volatility and expected time to exercise, along with assumptions about the risk-free interest rate and expected dividends, all of which affect the estimated fair values of our common stock option awards. Given a lack of historical stock option exercises, the expected term of options granted is calculated as the average of the weighted vesting period and the contractual expiration date of the option. This calculation is based on a method permitted by the Securities and Exchange Commission in instances where the vesting and exercise terms of options granted meet certain conditions and where limited historical exercise data is available. The expected volatility is based on the historical volatility of the common stock of comparable public companies that operate in similar industries as us.

The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the expected term of the grant effective as of the date of the grant. The expected dividend assumption is based on our history and management’s expectation regarding dividend payouts.

Compensation expense for common stock option awards with graded vesting schedules is recognized on a straight-line basis over the requisite service period for the last separately vesting portion of the award, provided that the accumulated cost recognized as of any date at least equals the value of the vested portion of the award.

If there are any modifications or cancellations of the underlying vested or unvested stock-based awards, we may be required to accelerate, increase or cancel any remaining unearned share-based compensation expense, or record additional expense for vested stock-based awards. Future share-based compensation expense and unearned share- based compensation may increase to the extent that we grant additional common stock options or other share-based awards.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Under ASC Topic 740, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, ASC Topic 740 provides requirements for derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

At December 31, 2021 and 2020, we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate over the next 12 months. As of December 31, 2021 and 2020, we had no accrued interest or penalties.

Accounting Standards Adopted

On January 1, 2021, we adopted ASU 2020-10, “Codification Improvements”. This ASU amended a variety of Topics, including presentation and disclosures of financial statements, interim reporting, accounting changes and error corrections. The adoption of this guidance did not have an impact on our consolidated financial statements.

On January 1, 2021, we adopted ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,”. ASU 2019-12 removed certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance to improve consistent application. The adoption of this guidance did not have an impact on our consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 (“ASU 2020-04”), Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and financial reporting and accounting exceptions for contracts, hedging accounting and other transactions that reference London Interbank Offered Rate (“LIBOR”) and are expected to be discontinued because of reference rate reform and will not apply to contracts entered into after December 31, 2022. In January 2021, the FASB issued ASU 2021-01, which refines the scope of Topic 848 and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate activities. The new guidance was effective upon issuance, and we can elect to apply the amendments prospectively through December 31, 2022. The adoption of this guidance did not have an impact on our consolidated financial statements.

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

Note 3: Acquisitions

ExtenData Solutions, LLC

On December 4, 2020, we entered into a Membership Unit Purchase Agreement and concurrently closed upon the acquisition of all of the issued and outstanding membership interests of ExtenData for $5,169,787. The consideration we paid was comprised of cash of $4,419,787 of which $169,787 and $4,250,000 was paid in March 2021 and December 2020, respectively, and an initial estimated earn-out obligation valued at $750,000, subject to the financial performance of ExtenData during each of the two years following the closing of the acquisition.

Based on the 12-month financial performance following the acquisition, the original estimated earnout obligation was reduced to $187,500 from $375,000. As a result, we recorded a credit of $187,500 in “General and administrative expenses” in the Consolidated Statements of Income and Comprehensive Income during the year ended December 31, 2021. The earn-out obligation is recorded in “Accrued expenses and other current liabilities” and “Other liabilities” in the consolidated balance sheets as of December 31, 2021 and December 31, 2020.

Royce Digital Systems

In connection with the acquisition of RDS in June 2018, we estimated an earnout obligation of $500,000 for the second 12-month period post acquisition. Since the closing of the acquisition, certain disputes have arisen regarding third-party claims seeking damages potentially to be incurred by us. On September 16, 2020, in settlement of the dispute, the Company and the seller agreed to the original earnout obligation of $500,000 and that only $298,000 of the earnout shall be paid by the Company in settlement of the disputes. As a result, we recorded $202,000 in Other Income in the Consolidated Statements of Income and Comprehensive Income during the year ended December 31, 2020.

AMG

On January 31, 2022, we entered into a Membership Interest Purchase Agreement (“Purchase Agreement”) and concurrently therewith closed upon the acquisition of all of the issued and outstanding membership interests of Advanced Mobile Group, LLC (“AMG”). As a result of the acquisition, AMG became a wholly owned subsidiary of the Company.

The purchase price for the acquisition was $4,094,700, subject to certain adjustments such as for net working capital. In addition, subject to the financial performance of AMG in 2022 and 2023, we may pay the sellers a total of up to an additional $454,967 in “true up” payments, with the first potential “true up” payment subject to acceleration in certain circumstances. The Purchase Agreement imposes various additional obligations on the parties, including restrictive covenants that are applicable to the sellers.

We have not yet completed our analysis of the estimated fair value of the acquisition purchase price (including earn-outs) and the estimated fair value of the assets acquired and liabilities assumed in the acquisition. We expect that significant goodwill and definite-lived intangible assets will be recognized upon completion of the required purchase price allocation analysis.

Note 4: Intangible Assets

Definitive lived intangible assets are as follows (in thousands):

	December 31, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists and relationships	$5,690	$(2,453)	$3,237	$5,690	$(1,663)	$4,027
Trade names	1,000	(699)	301	1,000	(434)	566
Developed technology	70	(44)	26	70	(3)	67
Backlog	60	(60)	-	60	(57)	3
	$6,820	$(3,256)	$3,564	$6,820	$(2,157)	$4,663

The range of useful lives and the weighted-average remaining useful life of amortizable intangible assets at December 31, 2021 is as follows:

	Expected Life	Weighted Average Remaining Useful Life
Customer lists and relationships	7-15 years	11 years
Trade names	3 years	2 years
Developed technology	3 years	2 years

The amortization expense of the definite lived intangible assets for the years remaining is as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2022	$1,089
2023	895
2024	531
2025	359
2026	240
Thereafter	450
Total	$3,564

Amortization expense recognized during the years ended December 31, 2021 and 2020 was $1.1 million and $0.8 million, respectively. Amortization expense is calculated on an accelerated basis.

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

For periods presented in which there is a net loss, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive. Below is a reconciliation of the fully dilutive securities effect for the years ended December 31, 2021 and 2020 (in thousands, except per share data):

	2021	2020
Net income attributable to common stockholders	$1,414	$2,861

Weighted average basic shares outstanding	6,947	6,788
Dilutive effect of stock options and restricted stock	646	1,023
Weighted average shares for diluted earnings per share	7,593	7,811

Basic income per share	$0.20	$0.42
Diluted income per share	$0.19	$0.37

Note 6: Property and Equipment

Property and equipment consist of the following at December 31 (in thousands):

	2021	2020
Software and computer equipment	$1,223	$967
Furniture and fixtures	204	112
Leasehold improvements	109	105
Equipment	25	23
Property and equipment, gross	1,561	1,207
Accumulated depreciation	(727)	(456)
Property and equipment, net	$834	$751

Depreciation and amortization expense related to property and equipment during the years ended December 31, 2021 and 2020 was $0.3 million and $0.1 million, respectively.

Note 7: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31 (in thousands):

	2021	2020
Salaries and benefits	$2,182	$1,687
Accrued earn out obligation related to acquisition	188	-
Sales tax payable	366	519
Professional fees	305	294
Vendor purchases	66	72
Customer deposits	90	54
Other	23	181
Total accrued expenses and other current liabilities	$3,220	$2,807

Note 8: Line of Credit

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

Effective July 30, 2021, the amended and restated credit agreement between us and PWBF was terminated and we entered into a new credit facility with MUFG Union Bank, National Association as described below. No pre-payment penalty was paid in connection with the termination of the credit agreement with PWBF.

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

Interest and Fees

Loans under the Loan Agreement with an outstanding balance of at least $150,000 bear interest, at our option, at a base interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.50% or a base rate equal to an index offered by the Bank for the interest period selected and is payable at the on the last day of each month commencing on August 31, 2021 (4.75% at December 31, 2021). If the LIBOR rate is selected, the interest rate on the loans adjusts at the end of each LIBOR rate period (1, 2, 3, 6, or 12 month term) selected by us. All other loan amounts bear interest at a rate equal to an index rate determined by the Bank, which shall vary when the index rate changes. We have the right to prepay variable interest rate loans, in whole or in part at any time, without penalty or premium. Amounts outstanding with a base interest rate may be prepaid in whole or in part provided we have given the Bank written notice of at least five days prior to prepayment and pay a prepayment fee. At any time prior to the maturity date, we may borrow, repay and reborrow amounts under the Loan Agreement, subject to the prepayment terms, and as long as the total outstanding does not exceed $9.0 million. The Loan Agreement requires a commitment fee of 0.25% per year, payable quarterly and in arrears, on any unused portion of the line of credit.

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

As of December 31 2021, we were in compliance with all of our covenants, were eligible to borrow up to $9.0 million, and had no outstanding borrowings under the line of credit.

Note 9: Term Debt

The following table sets forth our outstanding term debt as of December 31 (in thousands):

	Maturity Date	December 31, 2021	December 31, 2020
EIDL promissory note	August 27, 2051	$149	$150
PWBF PPP loan	May 4, 2022	—	471
PWBF PPP loan	April 20, 2022	—	740
Total term debt		$149	$1,361

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

The following table sets forth future principal payments for outstanding debt (in thousands):

2022	$3
2023	3
2024	3
2025	3
2026	3
Thereafter	131
Total minimum payments	$146

Note 10: Income Taxes

The provision for income taxes for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	2021	2020
Current:
Federal	$7	$(13)
State	135	387
	142	374
Deferred:
Federal	70	1,173
State	(96)	102
	(26)	1,275
Valuation allowance	-	(588)
Total income tax expense	$116	$1,061

Our deferred tax assets and liabilities are as follows (in thousands):

	2021	2020
Allowance for doubtful accounts	$5	$23
Inventory reserve and uniform capitalization	38	18
Accrued expenses and other liabilities	40	36
Deferred revenue	72	(140)
Other assets	338	198
Property and equipment	(158)	(128)
Intangibles	201	121
Goodwill	(114)	(50)
Net operating loss carryforwards	1,577	1,895
Total deferred tax assets	1,999	1,973
Valuation allowance	—	—
Net deferred tax assets after valuation allowance	$1,999	$1,973

A reconciliation of the United States statutory income tax rate to the effective income tax rate for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	2021	2020
Federal taxes at statutory rate	$321	$824
State and local income taxes	26	482
Permanent differences	(231)	343
Valuation allowance	—	(588)
Provision for income taxes	$116	$1,061
Effective tax rate	7.6%	27.1%

Our deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

We have net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or various tax business and other planning strategies will enable us to utilize the net operating loss carryforwards. Our evaluation of the realizability of deferred tax assets considers both positive and negative evidence. The weight given to potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. As of December 31, 2021, we did not record a valuation allowance related to the U.S. federal and state temporary items.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code under section 382. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. As of December 31, 2021, we had federal and state net operating loss carryforwards of approximately $5.9 million and $6.3 million, respectively. As of December 31, 2020, we had federal and state net operating loss carryforwards of approximately $7.4 million and $6.3 million, respectively. These loss carryforwards will expire in varying amounts beginning 2025 through 2037.

We continue to remain subject to examination by U.S. federal authority for the years 2018 through 2021 and for various state authorities for the years 2017 through 2021, with few exceptions.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating losses incurred in 2018, 2019, 2020 and 2021 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The CARES Act has also made significant changes to depreciation rules and interest deduction limitation rules, among other provision. We have evaluated the provisions of the CARES Act and we do not expect that the net operating loss carryback provision or any other tax related provisions of the CARES Act would result in a material benefit to us.

Note 11: Stockholders’ Equity

We are authorized to issue two classes of stock designated as common stock and preferred stock. As of December 31, 2021, we are authorized to issue 60,000,000 total shares of stock. Of this amount, 50,000,000 shares are common stock, each having a par value of $0.001 and 10,000,000 shares are preferred stock, each having a par value of $0.001.

Reverse Stock Split

On December 13, 2021, DecisionPoint filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of Delaware to effect a 1-for-2 reverse stock split of the outstanding shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) that were outstanding at the time the Certificate of Amendment was filed (the “Reverse Stock Split”).

As a result of the Reverse Stock Split, every two shares of issued and outstanding Common Stock were automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. Any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the next whole number. The Reverse Stock Split reduced the number of shares of Common Stock outstanding however, the number of authorized shares of Common Stock under the Certificate of Incorporation remained unchanged at 50 million shares.

Proportionate adjustments were made to the per share exercise price and the number of shares of Common Stock that may be purchased upon exercise of outstanding stock options granted by the Company, and the number of shares of Common Stock reserved for future issuance under the Company’s 2014 Equity Incentive Plan.

Preferred Stock

At December 31, 2021 and 2020, there were no shares of preferred stock outstanding.

Common Stock

At December 31, 2021 and 2020, there were 7,007,454 and 6,788,466 shares of common stock outstanding, respectively.

Warrants

The following table summarizes information about our outstanding common stock warrants as of December 31, 2021:

	Date		Strike	Total Warrants Outstanding and	Total Exercise Price	Weighted Average Exercise
	Issued	Expiration	Price	Exercisable	(in thousands)	Price
Warrants - Common Stock	Jun-18	Jun-23	$1.00	316,800	$317
Warrants - Common Stock	Oct-18	Oct-23	1.40	26,250	37
				343,050	$354	$1.04

In February 2021, the common stock warrants issued by the Company in September 2016 were fully exercised by all of the holders on a cashless basis. As a result of the cashless exercise, 151,504 shares of common stock were issued.

There were no warrants issued, exercised, forfeited, or expired in 2020.

Note 12: Share-Based Compensation

Under our amended 2014 Equity Incentive Plan (the “2014 Plan”), 1,100,000 shares of our common stock are reserved for issuance under the 2014 Plan (as adjusted for the Reverse Stock Split).

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

The 2014 Plan is administered by the Board of Directors, or a committee appointed by the Board of Directors, which determines recipients and the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the 2014 Plan cannot exceed ten years. Options shall not have an exercise price less than 100% of the fair market value of our common stock on the grant date, and generally vest over a period of three years. If the individual possesses more than 10% of the combined voting power of all classes of our stock, the exercise price shall not be less than 110% of the fair market of a share of common stock on the date of grant.

The following table summarizes stock option activity for the year ended December 31, 2021:

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	($ in thousands)
Outstanding at December 31, 2020	447,732	1.96
Granted	750,250	3.50
Exercised	(152,691)	1.87
Forfeited	(42,541)	2.94
Outstanding at December 31, 2021	1,002,750	$3.00	3.7	$8,362
Exercisable at December 31, 2021	867,372	$2.98	3.7	$7,246

Share-based compensation cost is measured at the grant date based on the fair value of the award. The fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2021	2020
Weighted average grant-date fair value per option granted	$1.58	$1.58
Expected option term	3.0 years	3.3 years
Expected volatility factor	66.0%	90.5%
Risk-free interest rate	0.49%	1.5%
Expected annual dividend yield	—%	—%

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

During the year ended December 31, 2021, certain employees and directors exercised vested stock options through a cashless exercise. The options exercised were net settled in satisfaction of the exercise price. The exercised options, utilizing a cashless exercise, are summarized in the following table:

Options exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes	Net Shares Issued	Weighted Average Share Price	Employee Share-Based Tax Withholding
151,441	$1.88	77,954	7,225	66,232	$3.67	$24,662

As of December 31, 2021, there was $182,441 of total unrecognized share-based compensation related to unvested stock options. These costs have a weighted average remaining recognition period of 1.8 years.

Note 13: Commitments and Contingencies

Operating Leases

As of December 31, 2021, we have two operating leases for office and warehouse space and no financing leases.

We have an operating lease for office and warehouse space in Irvine, California with fixed minimum monthly payments of $13,945, an original lease expiration of June 2023 and an incremental borrowing rate of 4.75%. This lease represents $0.3 million of the estimated future payments under operating leases shown in the table below. In February 2022, an agreement was reached with the lessor which allowed for an early termination of the operating lease expiring on February 28, 2022. The monthly payments remained unchanged through February 2022, and we did not incur an early termination liability in result of the lease modification. In connection with the closure of the office and warehouse space in Irvine, California, we entered into a new lease agreement commencing in February 2022 to relocate our office and warehouse space in Laguna Hills, California. Pursuant to the lease agreement, the base rent of $39,778 per month is due on June 1, 2022 and will increase 3% annually. The lease expires on April 30, 2029. In connection with the new lease agreement, we entered into a sublease agreement for the Laguna Hills office and warehouse location, and we will receive $24,254 per month commencing in February 2022 with a sublease expiration of October 31, 2023.

We have an operating lease for office space in Centennial, Colorado with fixed minimum monthly payments of $9,984, a lease expiration of October 2022 and an incremental borrowing rate of 4.75%. This lease represents $0.1 million of the estimated future payments under operating leases shown in the table below.

The maturity of operating lease liabilities as of December 31, 2021 are as follows (in thousands):

2022	$267
2023	84
Total minimum lease payments	351
Less: Interest	(11)
Present value of operating lease liabilities	$340

During the year ended December 31, 2021, cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million.

Employee Benefit Plan

We have a 401(k)-retirement plan. Under the terms of the plan, eligible employees may defer up to 25% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit. Additionally, the plan allows for discretionary matching contributions by us. In 2021 and 2020, the matching contributions were 100% of the employee’s contribution up to a maximum of 4% of the employee’s eligible compensation. During the years ended December 31, 2021 and 2020, we contributed $201,000 and $152,000, respectively, to the 401(k) plan.

Contingencies

From time to time, we are subject to litigation incidental to the conduct of our business. When applicable, we record accruals for contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in our opinion, individually or in the aggregate, no such lawsuits are expected to have a material effect on our consolidated financial position or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In December 2020, we acquired ExtenData, and we continue to integrate the ExtenData business into our financial reporting controls and procedures and internal control over financial reporting. We have migrated the information technology and data of ExtenData into our information technology infrastructure. We have integrated a significant portion of ExtenData’s internal control processes into our consolidated internal controls over financial reporting and there has been no changes that occurred or is expected to occur that has materially affected, or likely to materially affect, our internal control over financial reporting. We continue to assess opportunities to enhance and refine our internal control structure.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Items 10-14

The information required by these Items will be included in our 2022 Proxy Statement or an amendment to this Annual Report to be filed with the SEC within 120 days after December 31, 2021 and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on August 13, 2020)

3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 17, 2021)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on August 13, 2020)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on August 13, 2020)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed on August 13, 2020)

4.3*	Description of Registrant’s Securities

10.1	Employment Agreement between DecisionPoint Systems, Inc. and Steve Smith dated April 11, 2016 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on August 13, 2020)

10.2	Amended Employment Agreement between DecisionPoint Systems, Inc. and Steven Smith effective March 25, 2019 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on August 13, 2020)

10.3	Second Amended Employment Agreement between DecisionPoint Systems, Inc. and Steve Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 9, 2021)

10.4	Restricted Stock Agreement between the DecisionPoint Systems, Inc. and Steven Smith dated March 25, 2019 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed on August 13, 2020)

10.5	Security Agreement, dated July 30, 2021, by and among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 4, 2021)

10.6	Commercial Promissory Note, dated July 30, 2021, by and among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 4, 2021)

10.7	Amendment #2 to Master Products and Services Agreement effective April 1, 2020 between DecisionPoint Systems, Inc. and Kaiser Foundation Health Plan, Inc. (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form S-1 filed on August 13, 2020)

Exhibit Number	Description
10.8	2014 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on July 8, 2021)

10.9	Form of Award Agreement to 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed on August 13, 2020)

10.10	EIDL Promissory Note (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on August 13, 2020, and as amended)

10.11	Membership Unit Purchase Agreement between DecisionPoint Systems, Inc. and various sellers dated December 4, 2020 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on August 13, 2020, and as amended on December 18, 2021)

10.12	Membership Interest Purchase Agreement between DecisionPoint Systems, Inc. and various sellers dated January 31, 2022 ((incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 11, 2022)

21.1*	Subsidiaries of DecisionPoint Systems, Inc.

23.1*	Consent of Haskell & White LLP, an independent registered public accounting firm

24.1*	Power of Attorney (included on the signature page to this report)

31.1*	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certifications

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

DECISIONPOINT SYSTEMS, INC.

Dated: March 31, 2022	By:	/s/ Steve Smith
		Name:	Steve Smith
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Dated: March 31, 2022	By:	/s/ Melinda Wohl
		Name:	Melinda Wohl
		Title:	Vice President Finance and Administration (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Smith	Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2022
Steve Smith

/s/ Stanley P. Jaworski		March 31, 2022
Stanley P. Jaworski	Director

/s/ Richard Bravman		March 31, 2022
Richard Bravman	Director

/s/ Michael N. Taglich		March 31, 2022
Michael N. Taglich	Director

/s/ John Guttilla		March 31, 2022
John Guttilla	Director

/s/ William M. Cooke		March 31, 2022
William M. Cooke	Director