Form 10-K/A
period 2021-12-31
DecisionPoint Systems, Inc.
filed 2022-04-28
CIK 1505611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2021, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $20.6 million.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 7,221,128 as of March 31, 2022.

Auditor Name: Haskell & White LLP	Auditor Location: Irvine, California	Auditor Firm ID: 200

EXPLANATORY NOTE

DecisionPoint Systems, Inc. (the “Company”, “our,” “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Report”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission (the SEC) on April 1, 2022 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K.

Except as otherwise expressly stated for the Items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amended Report and it does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. In addition, because no financial statements are included in this Amended Report, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with this Amended Report.

i

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our executive officers, key employees and directors as of the date of this report.

Name	Age	Position
Steve Smith	66	Chief Executive Officer and Director
Melinda Wohl	50	Vice President, Finance and Administration
Dave Peddemors	51	Vice President, Sales and Marketing
William Cooke (1)(3)	60	Director
Stanley Jaworski (2)(3)	71	Director and Chairman of the Board
Richard Bravman	66	Director
Michael Taglich (2)(3)	56	Director
John Guttilla (1)(2)	65	Director

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

(3)	Member of the nominating and corporate governance committee.

Executive Officers

Steve Smith, Chief Executive Officer and Director. Mr. Smith has been serving as Chief Executive Officer of the Company and as a director since April 11, 2016. Mr. Smith began his focus on the automatic identification and data capture industry in 1991, when he joined Ericsson Communications as Director of Sales and Marketing, with responsibilities over a pioneering mobile computing product there and has held leadership roles at various organizations. Prior to joining DecisionPoint, from 2011 until April 2016 Mr. Smith served as Sales Director – Global Accounts for Zebra Technologies Corporation (NASDAQ: ZBRA) a company focused on manufacturing, selling, marketing, tracking and computer printing technologies. Prior to Zebra Technologies Corporation from May 2009 until October 2014 Mr. Smith served as a Sales Director at Motorola Solutions where he was a part of the Enterprise Mobility Division that provides advanced data capture, wireless voice and data and field mobility solutions to a broad range of retail, transportation and logistics and government customers. In addition to his positions at Zebra Technologies Corporation and Motorola previously held leadership positions at other organizations, including serving as Sr. Vice President, Worldwide Sales and Services at Intelleflex, a Silicon Valley-based company delivering innovative solutions around radio frequency identification technologies. Mr. Smith received a Bachelor’s of Science from Long Island University. We believe Mr. Smith is well qualified to serve on our Board of Directors due to his operational knowledge of the Company and significant industry experience.

Melinda Wohl, Vice President, Finance and Administration. Ms. Wohl is the Company’s Vice President, Finance and Administration and has served in that role since 2008.  She has over 20 years of accounting experience in the technology industry and joined DecisionPoint in 2004 as Corporate Controller. In her current position Ms. Wohl is responsible for all aspects of Accounting, Finance, Human Resources and Payroll. Prior to working for DecisionPoint, Ms. Wohl served as Corporate Controller for Abracon Corporation, a leading global manufacturer of electronic components. Ms. Wohl graduated with a Bachelor of Arts degree with an emphasis in Finance from California State University Fullerton.

David Peddemors, Vice President, Sales and Marketing. David Peddemors is the Vice President, Sales and Marketing. David joined DecisionPoint in May of 2019 and his position is focused on growing sales and marketing efforts. Prior to joining DecisionPoint, starting in 2012 Mr. Peddemors held various positions at Zebra Technologies Corporation where from June 2017 to his departure he served as a Senior Account Manager – Healthcare at Zebra Technologies Corporation where he was responsible for assisting major hospital systems in workflow automation. While at Zebra Technologies Corporation Mr. Peddemors has served in the role of Senior Alliances Manager, Healthcare where he was responsible for developing and managing relationships with major independent software vendors and integration firms focused on the Healthcare space; and also as a Senior Account Manager where he was responsible for major accounts in the manufacturing and field services arena. Prior to his tenure at Zebra Technologies Corporation Mr. Peddemors worked at Blue Dot Solutions (2011 – 2012) and at Psion Teklogix. Mr. Peddemors received a Bachelor’s of Business Administration from the University of Cincinnati.

Non-Employee Directors

Stanley Jaworski, Director and Chairman of the Board. Stanley P. Jaworski, Jr. became a director October 3, 2014. He has served as Chairman since February 2016. That same year, Mr. Jaworski founded Opus2 Ventures, LLC, a management advisory firm dedicated to assisting company boards, management and functional leadership in developing successful go-to-market strategies. He currently serves as President and Principal Advisor there. In 2014, Mr. Jaworski served as Vice President Global Marketing for the Comodo Group, a cyber security company. Prior to Comodo, Mr. Jaworski served as Vice President, Americas Marketing for Motorola Solutions, Inc. (NYSE:MSI) from 2009 until May 2014. From 2007 to 2009, Mr. Jaworski was Chief Marketing Officer of VBrick Systems, Inc., which provides enterprise video streaming solutions. From 2005 to 2007, he was Vice President, Worldwide Channel Marketing, at NetApp, Inc., a data storage and management company. Prior to NetApp, Mr. Jaworski was at Symbol Technologies, Inc. (now Zebra Technologies) from 1986 to 2005 where he served in various areas of senior executive responsibility including Vice President and General Manager, Worldwide Channels and Alliances and Vice President, Worldwide Marketing. Mr. Jaworski has over 25 years of experience in the Data Capture/Enterprise Mobility space which is DecisionPoint’s core business. His diversified technology experience and deep domain knowledge of DecisionPoint’s core industry, markets and competitive landscape, provide unique value to DecisionPoint, its customers and shareholders alike. We believe Mr. Jaworski is well qualified to serve on our Board due to his leadership experience in various executive roles.

Richard Bravman, Director. Richard Bravman became a director on February 24, 2016. Mr. Bravman is an entrepreneurial leader with over 40 years of functional, general management, and board level experience in technology companies ranging in scale from start-up to global S&P 500 public companies, and across the growth stages in between. Since 2013 Mr. Bravman has served as Chief Strategy Officer of Affinity Solutions, an industry leader in precision marketing platform solutions. He also is a strategic advisor for TrustWrx, a cybersecurity company, and is the principal of Coastal Ventures, a firm he founded in 2004 that provides strategic consulting and board services to the executive management of emerging and early -stage technology companies, and to their investors. Mr. Bravman spent the first 25 years of his career in a variety of roles at Symbol Technologies (recently acquired by Zebra Systems). He joined in 1978 as its fifth employee, held numerous positions with increasing responsibilities, and most recently served as the company’s vice chairman and CEO. We believe Mr. Bravman is well qualified to serve on our Board due to his vast managerial and directorial experience with various-sized technology companies.

Michael Taglich, Director. Mr. Taglich has served as a director since October 2014. Mr. Taglich has been President of Taglich Brothers, Inc., since its founding in 1992. Taglich Brothers is a New York-based full-service securities brokerage firm specializing in the micro-cap segment of the public securities markets. He is currently the Chairman of the Board of Air Industries Group Inc., a publicly traded aerospace and defense company (NYSE AIRI). He also serves on the board of BioVentrix, Inc., a privately held medical device company whose products are directed at heart failure treatment. He also serves as a director on a number of other public and private companies, including Bridgeline Digital, Inc. (NASDAQ BLIN). Mr. Taglich received a Bachelor’s Degree in Business Administration from New York University. We believe Mr. Taglich is well qualified to serve on our Board due to his extensive professional experience which spans various aspects of senior management, including finance, operations and strategic planning, and his experience serving on the board of directors for other public companies.

John Guttilla, Director. John Guttilla became a director on October 3, 2014. He is an Assurance Partner in the accounting firm of Marcum LLP. He was also a director and Chairman of the Audit Committee of Orchids Paper Products Company (formerly NYSE MKT: TIS). Mr. Guttilla is a certified public accountant and holds a B.S. degree in Accounting from Fordham University and a Master’s in Taxation from St. John’s University. We believe Mr. Guttilla is well qualified to serve on our Board due to his vast financial knowledge.

William Cooke, Director. Mr. Cooke became a director in November 2021. He joined Taglich Brothers, Inc. in 2012, a New York-based full-service brokerage firm that specializes in placing and investing in private equity transactions for small public and private companies, and participates in sourcing, evaluating, and executing new investments as well as monitoring existing investments. Prior to joining Taglich Brothers, he was a Managing Director of Glenwood Capital LLC from 2010 to 2012, where he advised middle-market clients on capital raising and mergers and acquisitions. From 2001 to 2009, Mr. Cooke sourced, evaluated, and executed mezzanine transactions for The Gladstone Companies and BHC Interim Funding II, L.P. Before entering the private equity industry, Mr. Cooke served as a securities analyst primarily covering the automotive and industrial sectors for ABN AMRO Incorporated and McDonald and Company Securities, Inc. Mr. Cooke received his Bachelor of Arts degree from Michigan State University and Master of Business Administration degree from the University of Michigan. He is a Chartered Financial Analyst and a member of the Board of Unique Fabricating, Inc. (NYSE American: UFAB), Racing & Performance Holdings, LLC, Intellinetics, Inc. OTCQB: INLX), and a former member of the board of directors of APR, LLC. We believe Mr. Cooke is well qualified to serve on our Board due to his extensive experience with capital raising and his experience serving on the board of directors of other publicly traded companies.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that is applicable to the Company and to all our directors and officers and persons performing similar functions, including our principal executive officer and principal financial officer. A copy of the Company’s Code of Ethics may be obtained on our website at decisionpt.com/code-of-business-ethics/. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our website identified above.

Board Leadership Structure and Role in Risk Oversight

We have a Board leadership structure whereby the positions of Chairman of the Board and Chief Executive Officer are separate. We believe this structure provides the Board with independent leadership and oversight of management and allows the Chief Executive Officer to concentrate on the Company’s business operations.

Our Board is comprised of six directors, five of whom we consider independent directors. All of our independent directors are highly accomplished and experienced business leaders in their respective fields, who have demonstrated leadership in significant enterprises and are familiar with board processes. We believe the current Board leadership structure facilitates effective communication, oversight and governance of the Company consistent with the best interests of the Company’s shareholders and other stakeholders.

The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

●	The Audit Committee oversees our risk policies and processes relating to the financial statements and financial reporting processes, as well as key credit risks, liquidity risks, market risks and compliance, and the guidelines, policies and processes for monitoring and mitigating those risks.

●	The Compensation Committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees.

●	The Nominating and Corporate Committee oversees the nomination of candidates to the Board and risks related to our governance structure and processes.

Director Independence

We are not currently listed on a national securities exchange or in an inter-dealer quotation system that has requirements that a majority of the Board be independent. However, our Board has undertaken a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our Board has determined that Messrs. Cooke, Guttilla, Jaworski, Bravman and Taglich are “independent directors” as defined in Section 803 of the NYSE American Company Guide.

Committees of the Board of Directors

Our Board has established an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and responsibilities of each of the committees of our Board is described below. Members will serve on these committees until their resignation or until as otherwise determined by our board of directors.

Audit Committee

Our audit committee is composed of Messrs. Cooke and Guttilla. Mr. Guttilla serves as the chairperson of our audit committee.  Our Board has determined that each member of our audit committee meets the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and the NYSE American Company Guide and rules. Our Board has also determined that Mr. Guttilla is an “audit committee financial expert” as defined in the rules of the SEC and has the requisite financial sophistication as provided under the NYSE American Company Guide. The responsibilities of our audit committee will include, among other things:

●	selecting and hiring the independent registered public accounting firm to audit our financial statements;

●	overseeing the performance of the independent registered public accounting firm and taking those actions as it deems necessary to satisfy itself that the accountants are independent of management;

●	reviewing financial statements and discussing with management and the independent registered public accounting firm our annual audited and quarterly financial statements, the results of the independent audit and the quarterly reviews, and the reports and certifications regarding internal control over financial reporting and disclosure controls;

●	preparing the audit committee report that the SEC requires to be included in our annual proxy statement;

●	reviewing the adequacy and effectiveness of our internal controls and disclosure controls and procedures;

●	overseeing our policies on risk assessment and risk management;

●	reviewing related party transactions; and

●	approving or, as required, pre-approving, all audit and all permissible non-audit services and fees to be performed by the independent registered public accounting firm.

Our audit committee operates under a written charter, which satisfies the applicable rules and regulations of the SEC and the requirements of the NYSE American Company Guide. Our audit committee charter is available on our website at decisionpt.com/investing-in-decisionpoint/.

Compensation Committee

Our compensation committee is composed of Messrs. Jaworski, Guttilla and Taglich. Mr. Jaworski serves as the chairperson of our compensation committee. Our Board has determined that each member of our compensation committee meets the requirements for independence under the applicable rules and the NYSE American Company Guide and rules. Each member of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. The purpose of our compensation committee is to oversee our compensation policies, plans and benefit programs and to discharge the responsibilities of our Board relating to compensation of our executive officers. The responsibilities of our compensation committee include, among other things:

●	reviewing and approving or recommending to the Board for approval compensation of our executive officers and directors;

●	overseeing our overall compensation philosophy and compensation policies, plans and benefit programs for service providers, including our executive officers;

●	reviewing, approving and making recommendations to our Board regarding incentive compensation and equity plans; and

●	administering our equity compensation plans.

In 2020, the compensation committee engaged an independent compensation consultant, Meridian Compensation Partners, LLC (“Meridian”), a nationally recognized consulting firm, to review the executive compensation programs (including executive pay levels) and assist in structuring short-term and long-term incentive programs for executive and operational management. Meridian reports directly and solely to the compensation committee. Meridian does not provide any other services to the Company, except at the direction of the compensation committee. The compensation committee assessed the independence of Meridian pursuant to the applicable rules and concluded that Meridian’s work did not raise any conflict of interest that would prevent it from independently representing the compensation committee.

Our compensation committee operates under a written charter which satisfies the applicable rules and regulations of the SEC and the NYSE American Company Guide.

Corporate Governance and Nominating Committee

The corporate governance and nominating committee is composed of Messrs. Jaworski, Cooke and Taglich. Mr. Cooke serves as chairperson of our corporate governance and nominating committee. Our Board has determined that all members of our nominating and corporate governance committee meet the requirements for independence under the applicable rules and regulations of the SEC and NYSE American stock exchange. The responsibilities of our nominating and corporate governance committee include, among other things:

●	identifying, evaluating and selecting, or making recommendations to our Board regarding, nominees for election to our Board and its committees;

●	evaluating the performance of our Board and of individual directors;

●	considering and making recommendations to our Board regarding the composition of our Board and its committees; and

●	developing and making recommendations to our Board regarding corporate governance guidelines and matters.

Our nominating and corporate governance committee operates under a written charter which satisfies the applicable rules and regulations of the SEC and the NYSE American Company Guide.

Director Nominations

Our nominating and corporate governance committee will recommend to the Board candidates for nomination for election at the annual meeting of the stockholders. The Board will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Stockholders that wish to nominate a director for election to the Board should follow the procedures set forth in our Bylaws.

We do not intend to formally establish any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers character, professional ethics and integrity, judgment, business acumen, proven achievement and competence in one’s field, the ability to exercise sound business judgment, tenure on the Board and skills that are complementary to the Board, an understanding of our business, an understanding of the responsibilities that are required of a member of the Board, other time commitments, diversity with respect to professional background, education, race, ethnicity, gender, age and geography, as well as other individual qualities, attributes that contribute to the total mix of viewpoints and experience represented on the Board and the ability to represent the best interests of our stockholders.

Involvement in Certain Legal Proceedings

Mr. Guttilla previously served on the Board of Directors of Orchids Paper Products Company. In April 2019, Orchids Paper Products Company and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware. Except for Mr. Guttilla, to our knowledge, during the last ten years, none of our directors and executive officers has:

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

Family Relationships

There are no family relationships between or among any of our directors or executive officers and any other directors or executive officer.

Item 11. Executive Compensation

Our named executive officers for the year ended December 31, 2021, consisting of our principal executive officer and the next two most highly compensated executive officers, were:

●	Steve Smith, Chief Executive Officer;

●	Melinda Wohl, Vice President, Finance and Administration; and

●	David Peddemors, Vice President, Sales and Marketing.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during the years ended December 31, 2021 and December 31, 2020.

Name and Principal Position		Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Steve Smith	2021	427,973	—	2,010,600	269,472	12,300	2,720,345
Chief Executive Officer	2020	407,500	41,000	—	328,000	11,400	787,900

Melinda Wohl	2021	174,933	35,000	193,000	56,140	7,950	467,023
Vice President of Finance and Administration	2020	174,933	—	—	70,000	8,243	253,176

David Peddemors	2021	150,000	203,391	—	—	11,008	364,399
Vice President of Sales and Marketing	2020	150,000	317,801	—	—	10,592	478,693

(1)	Amount reflects a discretionary cash bonus for individual performance, and in the case of Mr. Peddemors includes commissions payable upon the achievement of certain milestones.

(2)	Amounts reflect the grant date fair value of stock options granted to an officer and in accordance with FASB ASC No. 718. See Note 12 to our Consolidated Financial Statements included our Annual Report, which contains a discussion of all assumptions made by us in determining the grant date fair value of our stock options.

(3)	Amounts represent cash-based incentives.

(4)	Amounts represent the Company’s 401(k) match.

Narrative to Summary Compensation Table

Except for our standard 401(k) plan available to employees, there are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers.  Our directors and executive officers, in the past have, and in the future may receive stock options or restricted stock at the discretion of our board of directors in the future.  Equity awards or stock options may be granted at the discretion of our board of directors from time to time. Certain executives are eligible for cash-based incentives for performance measures of net sales and EBITDA.

Annual Incentive Cash Bonus

The Compensation Committee approved annual cash bonuses based on performance measures of net sales and EBITDA, or net income before interest expense, taxes, depreciation and amortization.

Minimum, target and maximum performance thresholds were established for each of the performance measures. No bonuses are earned unless the performance exceeds the minimum threshold.

The following table shows the performance measure thresholds for each measure in 2021:

	Performance Threshold
	Minimum	Target	Maximum
Net sales (in millions)	$49,1	$65.5	$87.3
EBITDA (in millions)	$2.6	$3.5	$4.6

The following table represents the percentage of the respective executive’s base salary that would be earned upon achievement of the applicable performance thresholds.

	Steve Smith	Melinda Wohl
Minimum	0%	0%
Target	40%	20%
Maximum	80%	40%

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2021:

		Stock Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Stock Options Exercisable (#)	Number of Securities Underlying Unexercised Stock Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date
Steven Smith	1/29/2021	41,667	83,333	3.26	1/29/2026
	10/1/2021	330,000	-	3.32	10/1/2026
	11/15/2021	125,000	-	4.06	11/15/2026
Melinda Wohl	1/29/2021	4,167	8,333	3.26	1/29/2026
	11/15/2021	37,500	-	4.06	11/15/2026
David Peddemors	12/31/2019	16,667	8,333	1.66	12/31/2024

Executive Employment Arrangements

On March 25, 2019, we entered into an amended employment agreement with Mr. Smith with respect to his continuing employment with us. That agreement provided for a fixed term of employment through March 31, 2022. The employment agreement provided for an annual base salary of $400,000 increasing to $410,000 on the first anniversary and $420,000 on the second anniversary of the effective date.

Then, on November 3, 2021, we entered into a Second Amended Employment Agreement (the “Second Amendment”) with Mr. Smith which amends certain terms of Mr. Smith’s employment agreement with the Company. The terms of the Second Amendment were effective as of January 1, 2022. The Second Amendment provides that the term of Mr. Smith’s employment will continue through December 31, 2024. Pursuant to the Second Amendment, effective January 1, 2022, Mr. Smith’s annual base salary is $450,000, increasing to $463,500 in 2023, and then increasing to $477,405 in 2024. In addition, in accordance with the terms of the Second Amendment on or about October 1, 2021, the Company granted Mr. Smith a stock option exercisable to acquire 330,000 shares of Company common stock. In addition, Mr. Smith will be entitled to an annual bonus in a minimum amount of $360,000, with the amount of the bonus to be determined based on the Company achieving certain defined gross revenue, EBITDA, and service revenue attainment thresholds.

None of the other executive officers have any individual agreements with the Company.

Potential Payments Upon Termination or Change in Control

Under the terms of Mr. Smith’s employment agreement, if the Company terminates Mr. Smith without “cause” or in result of a “change in control”, the Company agreed to provide a severance payment equal to 12 months of the annual base salary on the date of termination. As of December 31, 2021, potential severance payments upon termination or a change in control was $420,000.

None of the other executive officers are entitled to payments in connection with a termination or change in control.

Director Compensation

Our non-employee directors receive an annual cash retainer of $25,000 for their service on our board. In addition, Mr. Jaworski received an additional $50,000 for serving as Chairman of the Board and Mr. Guttilla received an additional $10,000 for serving as Audit Committee Chair.

Annual service for retainer purposes relates to the approximate 12-month period between annual meetings of our stockholders and all retainers are paid in quarterly installments. A prorated annual retainer will be paid to any person who becomes a member of our board, a committee chair or a member of any committee on a date other than the date of the annual meeting of our stockholders.

The following table sets forth the independent director compensation payments and the grant date fair value of stock option awards granted during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Stanley Jaworski	75,000	50,750	125,750
Richard Bravman	25,000	24,360	49,360
John Guttilla	35,000	24,360	59,360
Michael Taglich	25,000	24,360	49,360
Robert Schroeder (1)	18,751	-	18,751
William Cooke (1)	4,167	8,120	12,287

(1)	Each of Mr. Schroeder and Mr. Cooke served as a director for a portion of the year ended December 21, 3021.

Equity Compensation Plan Information

Our Board has adopted the Amended 2014 Equity Incentive Plan (the “Plan”) for the purposes of promoting the long-term success of the Company and the creation of stockholder value. Our stockholders approved the adoption of Plan. The Plan is administered by the Board (in consultation with the compensation committee) and provides for equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and other stock bonus awards and performance compensation awards.

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,002,750	$6.00	1,002,750
Equity compensation plans not approved by security holders	—	—	—
Total	1,002,750	$6.00	1,002,750

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2022 for:

●	each person, or group of affiliated persons, who we know to beneficially own more than five percent (5%) of our common stock;

●	each of our named executive officers;

●	each of our directors and director nominees; and

●	all of our executive officers and directors as a group.

The percentage of beneficial ownership information shown in the table is based on 7,221,128 shares of common stock outstanding as of March 31, 2022.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than five percent (5%) of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options that are either immediately exercisable or exercisable within sixty (60) days of December 31, 2021. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address of each of the individuals and entities named in the table below is c/o DecisionPoint Systems, Inc., 1615 South Congress Avenue Suite 103, Delray Beach, FL 33445.

	Shares of Common Stock Beneficially Owned	%
Named Executive Officers and Directors:
Michael N. Taglich (1)	893,959	12.4%
Steven Smith (2)	592,814	8.2%
Stanley P. Jaworski, Jr. (3)	95,769	1.3%
Richard Bravman (4)	41,410	*
John Guttilla (5)	38,189	*
Melinda Wohl (6)	24,634	*
William Cooke (7)	19,153	*
David Peddemors (8)	16,667	*
All current directors and executive officers as a group (8 persons)	1,724,678	23.9%

5% Stockholders
Robert Taglich (9) 37 Main Street Cold Spring Harbor, NY 11724	509,338	7.1%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

(1)	Includes warrants exercisable to acquire 70,903 shares at $1.00 per share, warrants exercisable to acquire 7,785 shares at $1.40 per share and options to acquire 26,000 shares of common stock that is exercisable as of March 31, 2022

(2)	Includes options to acquire 10,417 shares of common stock that is exercisable as of March 31, 2022.

(3)	Includes options to acquire 77,500 shares of common stock that is exercisable as of March 31, 2022.

(4)	Includes options to acquire 26,000 shares of common stock that is exercisable as of March 31, 2022.

(5)	Includes options to acquire 6,000 shares of common stock that is exercisable as of March 31, 2022.

(6)	Includes options to acquire 1,042 shares of common stock that is exercisable as of March 31, 2022.

(7)	Includes warrants exercisable to acquire 15,840 shares at $1.00 per share and warrants exercisable to acquire 1,313 shares at $1.40 and options to acquire 2,000 shares of common stock that is exercisable as of March 31, 2022.

(8)	Includes options to acquire 18,750 shares of common stock that is exercisable as of March 31, 2022.

(9)	Includes warrants exercisable to acquire 70,903 shares at $1.00 per share and warrants exercisable to acquire 7,785 shares at $1.40 per share.

Item 13. Certain Relationships and Related Transactions and Director Independence

Policies and Procedures with Respect to Related Person Transactions

All related person transactions of which management is aware will be disclosed to the Audit Committee. At least annually, management will elicit information from our executive officers and directors as to existing and potential related person transactions  and will seek to obtain such information from 5% shareholders who do not file reports with the SEC on Schedule 13G. An executive officer or director will promptly inform the Chair of the Audit Committee when the officer or director becomes aware of a potential related person transaction in which the officer or director would be a related person.

Certain Relationships and Related Transactions

The Company utilizes various law firms for legal services, including the law firm of Potters & Della Pietra LLP for certain corporate, transactional and related company legal matters. Since January 1, 2021 the Company has paid fees totaling approximately $302,827 to Potters & Della Pietra LLP.  A partner of that law firm is the brother-in-law of Steve Smith, the Company’s Chief Executive Officer.  The Company believes the rates charged by, and the fees paid to, Potters & Della Pietra LLP are reasonable market rates.

Director Independence

Our Board of Directors has determined that all of our directors other than Mr. Smith are independent under Section 803 of the NYSE American Company Guide and the applicable rules promulgated by the SEC. Applying these same rules, our Board has determined that all members of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee are independent.

Item 14. Principal Accounting Fees and Services

The following table sets forth the costs and expenses for professional audit services rendered by Haskell & White LLP, an independent registered public accounting firm, for the audit of the financial statements for 2021 and 2020.

	2021	2020
Audit fees	$217,030	$257,320
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$217,030	$257,320

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)	Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
31.1*	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Delray Beach, State of Florida, on April 28, 2022.

DECISIONPOINT SYSTEMS, INC.

By:	/s/ Steve Smith
	Name:	Steve Smith
	Title:	Chief Executive Officer (Principal Executive Officer) and Director

By:	/s/ Melinda Wohl
	Name:	Melinda Wohl
	Title:	Vice President Finance and Administration (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Smith	Chief Executive Officer (Principal Executive Officer) and Director	April 28, 2022
Steve Smith

/s/ Stanley P. Jaworski		April 28, 2022
Stanley P. Jaworski	Director

/s/ Richard Bravman		April 28, 2022
Richard Bravman	Director

/s/ Michael N. Taglich		April 28, 2022
Michael N. Taglich	Director

/s/ John Guttilla		April 28, 2022
John Guttilla	Director

/s/ William Cooke		April 28, 2022
William Cooke	Director