Form 10-Q
period 2022-03-31
DecisionPoint Systems, Inc.
filed 2022-05-16
CIK 1505611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

DECISIONPOINT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	333-245695	37-1644635
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

1615 South Congress Avenue Suite 103

Delray Beach, FL 33445

(Address of principal executive offices)

(561) 900-3723

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name on Each Exchange on Which Registered
Common Stock, $0.001 par value	DPSI	NYSE American

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 7,221,128 as of May 16, 2022.

i

 PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DecisionPoint Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$9,349	$2,587
Accounts receivable, net	15,806	12,302
Inventory, net	1,050	2,111
Deferred costs	1,918	1,998
Prepaid expenses and other current assets	561	336
Total current assets	28,684	19,334
Operating lease assets	3,077	329
Property and equipment, net	1,190	834
Deferred costs, net of current portion	1,698	1,492
Deferred tax assets	2,638	1,999
Intangible assets, net	6,650	3,564
Goodwill	9,122	8,128
Other assets	68	50
Total assets	$53,127	$35,730
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,424	$10,273
Accrued expenses and other current liabilities	4,740	3,220
Deferred revenue	18,563	4,599
Current portion of long-term debt	3	3
Current portion of operating lease liabilities	418	257
Total current liabilities	33,148	18,352
Deferred revenue, net of current portion	2,825	2,510
Long-term debt	145	146
Noncurrent portion of operating lease liabilities	2,854	83
Other liabilities	221	381
Total liabilities	39,193	21,472
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 7,221 and 7,007 shares issued and outstanding, respectively	7	7
Additional paid-in capital	38,038	39,216
Accumulated deficit	(24,111)	(24,965)
Total stockholders’ equity	13,934	14,258
Total liabilities and stockholders’ equity	$53,127	$35,730

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales:
Product	$15,580	$11,925
Service	4,141	4,147
Net sales	19,721	16,072
Cost of sales:
Product	12,422	9,451
Service	2,625	2,783
Cost of sales	15,047	12,234
Gross profit	4,674	3,838
Operating expenses:
Sales and marketing expense	2,175	1,889
General and administrative expenses	2,261	1,620
Total operating expenses	4,436	3,509
Operating income	238	329
Interest expense	(25)	(29)
Gain on extinguishment of debt	-	1,211
Other, net	4	-
Income before income taxes	217	1,511
Income tax benefit (expense)	637	(178)
Net income and comprehensive income attributable to common shareholders	$854	$1,333
Earnings per share attributable to common shareholders (1):
Basic	$0.12	$0.19
Diluted	$0.11	$0.17
Weighted average common shares outstanding (1)
Basic	7,104	6,945
Diluted	7,664	7,894

(1)	All share and per share information has been retroactively adjusted to reflect a reverse stock split. See Note 8, Stockholders’ Equity for additional information.

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2022 and 2021

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	7,007	$7	$39,216	$(24,965)	$14,258
Net income	—	—	—	854	854
Share-based compensation expense	—	—	225	—	225
Cashless exercise of stock options (Note 9)	214	—	(1,403)	—	(1,403)
Balance at March 31, 2022	7,221	$7	$38,038	$(24,111)	$13,934

	Common Stock (1)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	6,788	$7	$38,229	$(26,379)	$11,864
Net income	—	—	—	1,333	1,333
Share-based compensation expense	—	—	33	—	33
Exercise of warrants	152	—	—	—	—
Exercise of stock options	2	—	2	—	2
Balance at March 31, 2021	6,942	$7	$38,264	$(25,046)	$13,232

(1)	All share information and balances have been retroactively adjusted to reflect a reverse stock split. See Note 8, Stockholders’ Equity, for additional information.

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$854	$1,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	452	360
Gain on extinguishment of debt	-	(1,211)
Amortization of deferred financing costs	-	17
Share-based compensation expense	225	33
Deferred income taxes, net	(639)	43
Changes in operating assets and liabilities:
Accounts receivable	(2,102)	5,847
Inventory, net	1,190	(121)
Deferred costs	(3)	(178)
Prepaid expenses and other current assets	(225)	(326)
Other assets, net	(18)	(5)
Accounts payable	(1,407)	(4,696)
Accrued expenses and other current liabilities	(901)	(109)
Due to related parties	-	18
Operating lease liabilities	184	(2)
Deferred revenue	14,059	255
Net cash provided by operating activities	11,669	1,258
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(4,460)	(170)
Purchases of property and equipment	(447)	(73)
Net cash used in investing activities	(4,907)	(243)
Cash flows from financing activities
Line of credit, net	—	(1,206)
Proceeds from exercise of stock options	—	2
Net cash used in financing activities	—	(1,204)
Change in cash	6,762	(189)
Cash, beginning of period	2,587	2,005
Cash, end of period	$9,349	$1,816
Supplemental disclosures of cash flow information
Cash paid for interest	$25	$22
Leased assets obtained in exchange for new operating lease liabilities	3,211	—
Non-cash financing activities
Cashless exercise of stock options	$3,508	$—

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

In January 2022, we acquired 100% of the issued and outstanding membership interests of Advanced Mobile Group, LLC (“AMG”). AMG provides services, hardware, software, integration, and wireless networking solutions, with deep experience in warehousing and distribution, manufacturing, mobile workforce automation, retailing, and healthcare segments.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements of DecisionPoint Systems, Inc. and its subsidiaries on the accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The accompanying condensed consolidated financial statements include the accounts of DecisionPoint Systems, Inc. and its wholly owned subsidiaries, DecisionPoint Systems International (“DPSI”), DecisionPoint Systems Group, Inc. (“DPS Group”), RDS, ExtenData and AMG. AMG was acquired on January 31, 2022, and as such, has been consolidated into our financial position and results of operations beginning February 1, 2022. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted from these interim financial statements as permitted by SEC rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the full fiscal year.

Reverse Stock Split

In December 2021, we effectuated a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-2. See Note 8, Stockholders’ Equity, for additional information. As a result, the number of shares and income per share disclosed throughout these consolidated financial statements have been retrospectively adjusted to reflect the reverse stock split. All share and per share information has been retroactively adjusted to reflect the reverse stock split.

COVID-19

COVID-19 and the response to the pandemic have negatively impacted overall economic conditions. The potential future impacts of COVID-19, while uncertain, could materially adversely impact the Company’s results of operations.

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

Income Taxes

Our quarterly provision for income taxes uses an annual effective tax rate based on the expected annual income and statutory tax rates. Our effective tax rate, including discrete items as more fully described below, was (291.3%) for the three months ended March 31, 2022 and 11.9% for the three months ended March 31, 2021.

We recognize excess tax benefits (windfalls) and excess tax deficiencies (shortfalls) as discrete items in income taxes in the period that stock options are exercised. For the three months ended March 31, 2022, we recorded an income tax benefit and deferred tax asset of $0.7 million related to excess tax benefits for stock option exercises which represents the difference in deferred tax assets recorded at fair value during the vesting period and the actual deferred tax assets realized based on the intrinsic value on the date of exercise.

Operating Leases

For non-cancelable operating lease agreements, operating lease assets and operating lease liabilities are established for leases with an expected term greater than one year and we recognize lease expense on a straight-line basis.

We had an operating lease for office and warehouse space in Irvine, California with fixed minimum monthly payments of $13,945, an original lease expiration of June 2023 and an incremental borrowing rate of 4.75%. In February 2022, we reached an agreement with the lessor which allowed for an early termination of the operating lease on February 28, 2022. The monthly payments remained unchanged through February 2022, and we did not incur an early termination liability in result of the lease modification. On the date of termination, we reversed the related net book value of the operating lease asset of $0.2 million and the lease liability of $0.2 million.

In connection with the closure of the office and warehouse space in Irvine, California, we entered into a new lease agreement commencing in February 2022 to relocate our office and warehouse space in Laguna Hills, California. Pursuant to the lease agreement, the base rent of $39,778 per month is due on June 1, 2022 and will increase 3% annually. The lease expires on April 30, 2029. In February 2022, we established an operating lease liability of $3.1 million and operating lease assets of $3.0 million. In connection with the new lease agreement, we entered into a sublease agreement for the Laguna Hills office and warehouse location, and we will receive $24,254 per month commencing in February 2022 with a sublease expiration of October 31, 2023.

During the three months ended March 31, 2022, we also entered into several other non-cancelable operating lease agreements with terms greater than one year and established an operating lease liability of $0.1 million and operating lease assets of $0.1 million.

Revenue Recognition

We recognize revenue when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We do not have any material extended payment terms, as payment is due at or shortly after the time of the sale. Sales, value-added and other taxes collected concurrently with revenue producing activities are excluded from revenue.

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

As of March 31, 2022, the total aggregate transaction price allocated to the unsatisfied performance obligations was approximately $21.4 million, of which approximately $18.6 million is expected to be recognized over the next 12 months.

As of December 31, 2021, the total aggregate transaction price allocated to the unsatisfied performance obligations was approximately $7.1 million.

We defer costs to acquire contracts, including commissions, incentives and payroll taxes if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are amortized to sales and marketing expense over the contract term, generally over one to three years. We have elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We include deferred contract acquisition costs in “Prepaid expenses and other current assets” in the consolidated balance sheets. As of March 31, 2022 and December 31, 2021, we deferred $0.2 million and $0.1 million, respectively, of related contract acquisition costs.

The following table summarizes net sales by revenue source (in thousands):

	Three Months Ended March 31,
	2022	2021
Hardware and software	$14,300	$10,466
Consumables	1,280	1,459
Services	4,141	4,147
	$19,721	$16,072

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

Note 3: Acquisition

Advanced Mobile Group, LLC

On January 31, 2022, we entered into a Membership Unit Purchase Agreement Purchase and concurrently therewith closed upon the acquisition of all of the issued and outstanding membership interests of AMG for $5.0 million. The consideration we paid is comprised of cash of $4.5 million, of which $4.3 million was paid as of March 31, 2022, and an estimated earn-out obligation valued at $0.5 million, subject to the financial performance of AMG during each of the two years following the closing of the acquisition. As a result of the acquisition, AMG became a wholly owned subsidiary of the Company.

We have not yet completed our final analysis of the estimated fair value of the acquisition purchase price (including earn-outs) and the estimated fair value of the assets acquired and liabilities assumed in the acquisition. We expect that significant goodwill and definite-lived intangible assets will be recognized upon completion of the required purchase price allocation analysis. In accordance with ASC 805 Business Combinations, the provisional amounts recorded below may be adjusted in future periods as management completes its acquisition analysis.

The estimated allocation of the total consideration to the estimated fair value of acquired net assets as of the acquisition date for AMG is as follows (in thousands):

Cash	$170
Accounts receivable	1,402
Inventory	129
Prepaids and other current assets	123
Customer lists and relationships	2,463
Trade name	504
Backlog	160
Accounts payable	(558)
Accrued expenses	(152)
Deferred revenue	(220)
Total fair value excluding goodwill	4,021
Goodwill	994
Total consideration	$5,015

The estimated useful lives of intangible assets recorded related to the AMG acquisition are expected to be as follows (in thousands):

Expected Life
Customer lists and relationships	12 years
Trade name	3 years
Backlog	12 months

Other acquisition

In March 2022, we acquired the customer lists and relationships of Boston Technologies, a provider of mobile order management and route accounting software for direct store delivery (DSD) operations, for cash of $0.3 million.

Note 4: Intangible Assets

Definite lived intangible assets are as follows (in thousands):

	March 31, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists and relationships	$8,473	$(2,713)	$5,760	$5,690	$(2,453)	$3,237
Trade names	1,504	(768)	736	1,000	(699)	301
Developed technology	70	(49)	21	70	(44)	26
Backlog	220	(87)	133	60	(60)	-
	$10,267	$(3,617)	$6,650	$6,820	$(3,256)	$3,564

Amortization expense recognized during the three months ended March 31, 2022 and 2021 was $0.3 million and $0.3 million, respectively. Amortization expense is calculated on an accelerated basis.

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

Below is a reconciliation of the fully dilutive securities effect for the three months ended March 31, 2022 and 2021 (in thousands, except per share data):

	March 31, 2022	March 31, 2021
Net income attributable to common stockholders	$854	$1,333

Weighted average basic shares outstanding	7,104	6,945
Dilutive effect of stock options and warrants	560	949
Weighted average shares for diluted earnings per share	7,664	7,894

Basic income per share	$0.12	$0.19
Diluted income per share	$0.11	$0.17

Note 6: Line of Credit

Our Loan and Security Agreement (the “Loan Agreement”) with MUFG Union Bank, National Association (the “Bank”) provides for a revolving line of credit of up to $9.0 million with our obligations being secured by a security interest in substantially all of our assets. Loans extended to us under the Loan Agreement are scheduled to mature on July 31, 2024.

Interest and Fees

Loans under the Loan Agreement with an outstanding balance of at least $150,000 bear interest, at our option, at a base interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.50% or a base rate equal to an index offered by the Bank for the interest period selected and is payable at the on the last day of each month. If the LIBOR rate is selected, the interest rate on the loans adjusts at the end of each LIBOR rate period (1, 2, 3, 6, or 12 month term) selected by us. All other loan amounts bear interest at a rate equal to an index rate determined by the Bank, which shall vary when the index rate changes. We have the right to prepay variable interest rate loans, in whole or in part at any time, without penalty or premium. Amounts outstanding with a base interest rate may be prepaid in whole or in part provided we have given the Bank written notice of at least five days prior to prepayment and pay a prepayment fee. At any time prior to the maturity date, we may borrow, repay and reborrow amounts under the Loan Agreement, subject to the prepayment terms, and, as long as the total outstanding does not exceed $9.0 million. The Loan Agreement requires a commitment fee of 0.25% per year, payable quarterly and in arrears, on any unused portion of the line of credit.

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

As of March 31, 2022, we were in compliance with all of our covenants, were eligible to borrow up to $9.0 million, and had no outstanding borrowings under the line of credit.

Note 7: Term Debt

EIDL Promissory Note

On August 27, 2020, we received $0.2 million in connection with a promissory note from the SBA under the Economic Injury Disaster Loan (“EIDL”) program pursuant to the CARES Act. Under the terms of the EIDL promissory note, interest accrues on the outstanding principal at an interest rate of 3.75% per annum and with a term of 30 years with equal monthly payments of principal and interest of $731 beginning on August 27, 2021. As of March 31, 2022 and December 31, 2021, outstanding debt under the promissory note was $0.1 million.

Note 8: Stockholders’ Equity

We are authorized to issue two classes of stock designated as common stock and preferred stock. As of March 31, 2022, we are authorized to issue 60,000,000 total shares of stock. Of this amount, 50,000,000 shares are common stock, each having a par value of $0.001 and 10,000,000 shares are preferred stock, each having a par value of $0.001.

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

Warrants

The following table summarizes information about our outstanding common stock warrants as of March 31, 2022:

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

There were no warrants issued, exercised, forfeited, or expired during the three months ended March 31, 2022.

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

The following table summarizes stock option activity under the 2014 Plan for the three months ended March 31, 2022:

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	($ in thousands)
Outstanding at January 1, 2022	1,002,750	$3.00
Granted	49,000	9.28
Forfeited or expired	(8,333)	3.26
Exercised	(550,834)	3.48
Outstanding at March 31, 2022	492,583	$3.09	2.5	$800
Exercisable at March 31, 2022	380,288	$3.06	2.2	$730

For the three months ended March 31, 2022, certain employees exercised vested stock options through a cashless exercise. The options exercised were net settled in satisfaction of the exercise price and employee share-based tax withholding. The exercised options, utilizing a cashless exercise, are summarized in the following table:

Options exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes (1)	Net Shares Issued	Weighted Average Share Price	Employee Share-Based Tax Withholding (1)
550,834	$3.48	194,681	142,479	213,674	$9.85	$1,403,191

(1)	Shares withheld for employee taxes of 142,479 represents the equivalent shares for employee tax withholding of $1.4 million. The employee tax withholding is based on the statutory rates for each employee on the date of exercise. ASU 2016-09 clarifies that employee taxes paid in lieu of shares issued for share-based compensation should be considered similar to a share repurchase. Accordingly, employee taxes paid by us are recorded as a reduction to stockholders’ equity on the date of exercise and classified as a financing activity on the statement of cash flows when taxes are paid to the taxing authorities.

Share-based compensation cost is measured at the grant date based on the fair value of the award. The fair values of stock options granted during the three months ended March 31, 2022 were estimated using the Black-Scholes option-pricing model with the following assumptions:

Weighted average grant-date fair value per option granted	$4.04
Expected option term	3.0 years
Expected volatility factor	65.0%
Risk-free interest rate	0.97%
Expected annual dividend yield	—

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

As of March 31, 2022, there was $0.2 million of total unrecognized share-based compensation related to unvested stock options. These costs have a weighted average remaining recognition period of 1.5 years.

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

Concentrations

Two customers accounted for more than 10% of consolidated revenue totaling approximately 25% of consolidated net revenues during the three months ended March 31, 2022. No other customer accounted for more than 10% of consolidated net revenues. One customer accounted for approximately 18% of consolidated net revenues during the three months ended March 31, 2021. No other customer accounted for more than 10% of consolidated net revenues. A significant decrease or interruption in business from our significant customers could have a material adverse effect on our business, financial condition and results of operations. Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable. We sell product to a large number of customers in many different geographic regions. To minimize credit risk, we perform ongoing credit evaluations of its customers’ financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” These statements may relate to, among other things, our expectations regarding for our financial results, revenue, operating expenses and other financial measures in future periods, and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Our actual results may differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under “Risk Factors” in documents and reports we have filed with the Securities and Exchange Commission. Some additional factors that could cause actual results to differ include:

●	our plans to obtain any requisite outside funding for our current and proposed operations and potential acquisition and expansion efforts;
●	the impacts from the COVID-19 pandemic, or any other health epidemic, on our business, our clientele, supply chains, the labor markets, or the global economy as a whole;
●	the concentration of our customers and the potential effect of the loss of a significant customer;
●	debt obligations of the Company arising from our line of credit or otherwise;
●	our ability to integrate the business operations of businesses that we acquire from time to time;
●	our prior history of operating losses;
●	our ability to compete with companies producing similar products and services;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	general economic conditions, including effects of inflation, market volatility, interest rate increases, and effects of geopolitical events domestically and abroad;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to develop innovative new products; and
●	our financial performance.

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

In January 2022, we completed the acquisition of Advanced Mobile Group, LLC (“AMG”), a privately held company headquartered in Doylestown, Pennsylvania. DecisionPoint acquired AMG to expand DecisionPoint’s mobility-first enterprise solutions and service offerings and grow its capabilities in the mid-Atlantic region. AMG is a regional leader providing services, hardware, software, integration, and wireless networking solutions, with deep experience in warehousing and distribution, manufacturing, mobile workforce automation, retailing, and healthcare segments, and 600 customers.

The future impact of the COVID-19 pandemic on our business and results of operations is unknown and will depend on future developments, which fluctuate and are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic, the spread of the new variants of the virus, the effectiveness of vaccines and vaccination rates, and additional preventative and protective actions that governments, or we or our customers, may implement, which may result in an extended period of continued business disruption and reduced operations. Certain of our customers, particularly those in the retail sector, have been significantly impacted by COVID-19 and the pandemic has contributed to disruptions in supply chains and labor shortages across industries, and therefore We have experienced supplier shipment delays due to a supply chain and logistic challenges resulting in delays in product revenue recognition of approximately $10 million during the first quarter of 2022. Our results of operations during the first quarter of 2022 are not necessarily indicative of results to be expected in the remainder of 2022 in light of the uncertainties surrounding the impact of the COVID-19 pandemic and continuing issues with logistics and supply chain disruptions through the date of this report.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales (in thousands):

	Three Months Ended March 31,
	2022	2021
Statements of Income Data:
Net sales	$19,721	$16,072
Cost of sales	15,047	12,234
Gross profit	4,674	3,838
Sales and marketing expenses	2,175	1,889
General and administrative expenses	2,261	1,620
Total operating expenses	4,436	3,509
Operating income	238	329
Interest expense	(25)	(29)
Gain on extinguishment of debt	-	1,211
Other, net	4
Income before income taxes	217	1,511
Income tax benefit (expense)	637	(178)
Net income	$854	$1,333
Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of sales	76.3%	76.1%
Gross profit	23.7%	23.9%
Sales and marketing expenses	11.0%	11.8%
General and administrative expenses	11.5%	10.1%
Total operating expenses	22.5%	21.8%
Operating income	1.2%	2.0%
Interest expense	-0.1%	-0.2%
Gain on extinguishment of debt	0.0%	7.5%
Other, net	0.0%	0.0%
Income before income taxes	1.1%	9.4%
Income tax benefit (expense)	3.2%	-1.1%
Net income	4.3%	8.3%

Results of Operations for the First Quarter of 2022 compared to the First Quarter of 2021 (Unaudited)

Net sales

	Three Months Ended March 31,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
Hardware and software	$14,300	$10,466	$3,834	36.6%
Consumables	1,280	1,459	(179)	(12.3)%
Services	4,141	4,147	(6)	(0.1)%
	$19,721	$16,072	$3,649	22.7%

Net sales increased by 22.7%, or $3.6 million, during the three months ended March 31, 2022 as compared to the same period of the prior year. The increase in net sales was driven by higher hardware sales to three of our large enterprise customers and a $2.2 million increase in overall net sales associated with sales by AMG which we acquired on January 31, 2022 (and, thus, there were not corresponding sales by AMG included in our results of operations for the comparable period in 2021).

Cost of sales

	Three Months Ended March 31,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
Hardware and software	$11,537	$8,427	$3,110	36.9%
Consumables	885	1,024	(139)	(13.6)%
Services	2,625	2,783	(158)	(5.7)%
	$15,047	$12,234	$2,813	23.0%

Cost of sales increased by 23.0%, or $2.8 million during the three months ended March 31, 2022 as compared to the same prior year period primarily due to higher hardware sales volume and a $1.4 million increase in overall cost of sales associated with cost of sales of AMG that we acquired on January 31, 2022 (and, thus, there were not corresponding costs of sales of AMG included in our results of operations for the comparable period in 2021).

Gross profit

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Gross profit:
Hardware and software	$2,763	$2,038
Consumables	395	435
Services	1,516	1,365
Total gross profit	$4,674	$3,838

Gross profit percentage:
Hardware and software	19.3%	19.5%
Consumables	30.9%	29.8%
Services	36.6%	32.9%
Total gross profit percentage	23.7%	23.9%

Gross profit increased $0.8 million for the three months ended March 31, 2022 as compared to the prior year period, primarily as a result of overall higher sales volume and the other impacts noted above. Overall gross profit margin decreased 20 basis points due to a shift in mix to hardware sales with lower profit margins.

Sales and marketing expenses

	Three Months Ended March 31,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
Sales and marketing expenses	$2,175	$1,889	$286	15.1%
As a percentage of sales	11.0%	11.8%	—	(0.7)%

Sales and marketing expenses increased $0.3 million, or 15.1%, for the three months ended March 31, 2022 as compared to the prior year period due to increased expenses for AMG operations that was acquired on January 31, 2022 (and, thus, there were not corresponding sales and marketing expenses of AMG included in our results of operations for the comparable period in 2021). As a percentage of sales, sales and marketing expenses decreased 70 basis points primarily due to incremental one-time costs associated with the sales integration efforts with ExtenData incurred for the three months ended March 31, 2021.

General and administrative expenses

	Three Months Ended March 31,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
General and administrative expenses	$2,261	$1,620	$641	39.6%
As a percentage of sales	11.5%	10.1%	—	1.4%

General and administrative expenses increased $0.6 million, or 39.6%, for the three months ended March 31, 2022 as compared to the same period of the prior year. The increase in costs was due to higher director, executive and employee compensation, an increase in legal and compliance costs, and a $0.1 million increase in expenses associated with the acquisition of AMG on January 31 (and, thus, there were not corresponding general and administrative expenses by AMG included in our results of operations for the comparable period in 2021). As a percentage of sales, general and administrative costs increased 140 basis points primarily due to higher fixed director and executive compensation not correlated with the higher sales volume.

Interest expense. The decrease in interest expense to $25,000 for the first quarter of 2022 from $29,000 from the same period last year was due to a decrease in debt levels as compared to the same period last year.

Income tax benefit (expense). Income tax benefit was approximately $637,000 for the three months ended March 31, 2022 and income tax expense was $178,000 for the three months ended March 31, 2021. The income tax benefit was due to lower income before income taxes and the recognition of excess tax benefits associated with stock option exercise activity in the first quarter of 2022.

Net income. Net income was $0.9 million compared to $1.3 million in the same period last year.

Liquidity and Capital Resources

As of March 31, 2022, our principal sources of liquidity were cash totaling $9.3 million and $9.0 million of availability under our line of credit. In recent years, we have financed our operations primarily through cash generated from operating activities, borrowings from term loans and our line of credit. In certain prior years, we generated operating losses and negative cash flows from operating activities as reflected in our accumulated deficit. We have generated operating income for each of the years ended December 31, 2018 through December 31, 2021. Based on our recent trends and our current projections, we expect to generate cash from operations for the year ending December 31, 2022. Given our projections, combined with our existing cash and credit facilities, we believe the Company has sufficient liquidity for at least the next 12 months.

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

Working Capital (Deficit)

	March 31, 2022	December 31, 2021	Increase/ (Decrease)
	(in thousands)
Current assets	$28,684	$19,334	$9,350
Current liabilities	33,148	18,352	14,796
Working capital (deficit)	(4,464)	982	(5,546)

The working capital deficit as of March 31, 2022 was due to cash paid for the acquisition of AMG. Deferred revenue increased at March 31, 2022 as compared to December 31, 2021 due to a $14.0 million large enterprise retail customer order placed in January 2022, all of which was paid in cash as of March 31, 2022.

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

As of March 31, 2022, we were eligible to borrow up to $9.0 million, and had no outstanding borrowings under the line of credit.

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

Cash Flow Analysis

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$11,669	$1,258
Net cash used in investing activities	(4,907)	(243)
Net cash used in financing activities	-	(1,204)
Net increase (decrease) in cash	$6,762	$(189)

Operating Activities

Net cash provided by operating activities increased to $11.7 million for the three months ended March 31, 2022 from $1.3 million for the three months ended March 31, 2021. The increase was primarily due to an increase in deferred revenue.

Investing Activities

Net cash used in investing activities was $4.9 million for the three months ended March 31, 2022 which is comprised of cash payments in the first quarter of 2022 in connection with the acquisition of AMG and Boston Technologies and purchases of capital expenditures of property and equipment. Net cash used in investing activities was $0.2 million for the three months ended March 31, 2021 which is comprised of cash payments delivered in the first quarter of 2021 in connection with the acquisition of ExtenData and purchases of capital expenditures of property and equipment.

Financing Activities

Net cash used in financing activities was $1.2 million for the three months ended March 31, 2021 which primarily comprised of payments on the line of credit.

Stock Issuances

For the three months ended March 31, 2022, certain employees exercised vested stock options through a cashless exercise. The options exercised were net settled in satisfaction of the exercise price and employee share-based tax withholding. The exercised options, utilizing a cashless exercise, are summarized in the following table:

Options exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes	Net Shares Issued	Weighted Average Share Price	Employee Share-Based Tax Withholding
550,834	$3.48	194,681	142,479	213,674	$9.85	$1,403,191

Critical Accounting Estimates

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

Acquisition of Advanced Mobile Group, LLC

We completed the acquisition of Advanced Mobile Group, LLC (“AMG”) for $5.0 million on January 31, 2022. We accounted for this transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective estimated fair values, including identified intangible assets of $3.1 million and resulting goodwill of $1.0 million. Our preliminary fair value estimates of intangible assets were determined using valuation techniques based on estimates and assumptions used for similar intangible assets we acquired in connection with the acquisition of ExtenData in December 2020. Included in the purchase price of AMG, is contingent consideration of $0.5 million, subject to EBITDA results of AMG during each of the two years following the closing of the acquisition. We estimated the fair value of the contingent consideration based on the financial forecasts of AMG. The estimated fair values associated with the acquisition of AMG are subject to change during the measurement period which is not expected to exceed one year after the date of acquisition. Any adjustments to our preliminary purchase price allocation identified during the measurement period will be recognized in the period in which the adjustments are determined and recorded against goodwill.

For a description of other critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2021. Other than the acquisition of AMG, there have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings, if any, under our line of credit, which bears interest at variable rates. As of March 31, 2022, we had no outstanding borrowings under our credit facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our evaluation of internal controls excluded an assessment of the internal control over financial reporting for AMG, a business that we acquired on January 31, 2022. We are currently in the process of conducting an assessment of AMG’s controls and procedures and will complete our assessment within one year. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, excluding an assessment of AMG’s internal control of financial reporting, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, please refer to the section titled Risk Factors in our Annual Report on Form 10-K for the years ended December 31, 2021 for a detailed discussion of certain risks that affect the Company.

Item 5. Other Information

On April 29, 2022, the Company’s common stock was authorized for listing on the NYSE American Stock Exchange, and, on May 5, 2022 the Company’s common stock began trading on that exchange.

Item 6. Exhibits

EXHIBIT INDEX

10.1	Membership Interest Purchase Agreement between Decisionpoint Systems, Inc. and various sellers dated January 31, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on 8-K filed on February 11, 2022)

31.1*	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certifications

101	Interactive data files from DecisionPoint Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income and Comprehensive Income; (iii) the Condensed Consolidated Statement of Stockholders’ Equity; (iv) the Condensed Consolidated Statements of Cash Flows and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

DECISIONPOINT SYSTEMS, INC.

Dated: May 16, 2022	By:	/s/ Steve Smith
		Name:	Steve Smith
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Dated: May 16, 2022	By:	/s/ Melinda Wohl
		Name:	Melinda Wohl
		Title:	Vice President Finance and Administration (Principal Financial Officer and Principal Accounting Officer)