Form 10-Q
period 2022-06-30
DecisionPoint Systems, Inc.
filed 2022-08-12
CIK 1505611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 333-245695

DECISIONPOINT SYSTEMS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	37-1644635
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1615 South Congress Avenue Suite 103 Delray Beach, FL	33445
(Address of principal executive offices)	(Zip Code)

(561) 900-3723

Registrant’s telephone number, including area code

(Former name, former address and former fiscal year, if changed since last report)

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

Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 8, 2022 there were 7,288,628 shares of common stock, $0.001 par value, outstanding.

Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DecisionPoint Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$8,459	$2,587
Accounts receivable, net	18,654	12,302
Inventory, net	871	2,111
Deferred costs	1,867	1,998
Prepaid expenses and other current assets	516	336
Total current assets	30,367	19,334
Operating lease assets	2,924	329
Property and equipment, net	1,670	834
Deferred costs, net of current portion	2,051	1,492
Deferred tax assets	1,410	1,999
Intangible assets, net	5,223	3,564
Goodwill	10,012	8,128
Other assets	41	50
Total assets	$53,698	$35,730
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,310	$10,273
Accrued expenses and other current liabilities	3,736	3,220
Deferred revenue	13,086	4,599
Current portion of long-term debt	3	3
Current portion of operating lease liabilities	452	257
Total current liabilities	32,587	18,352
Deferred revenue, net of current portion	3,271	2,510
Long-term debt	144	146
Noncurrent portion of operating lease liabilities	2,747	83
Other liabilities	221	381
Total liabilities	38,970	21,472
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 7,234 and 7,007 shares issued and outstanding, respectively	7	7
Additional paid-in capital	38,113	39,216
Accumulated deficit	(23,392)	(24,965)
Total stockholders’ equity	14,728	14,258
Total liabilities and stockholders’ equity	$53,698	$35,730

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales:
Product	$22,692	$11,574	$38,272	$23,497
Service	4,814	3,595	8,955	7,744
Net sales	27,506	15,169	47,227	31,241
Cost of sales:
Product	17,869	9,208	30,290	18,657
Service	3,310	2,465	5,935	5,250
Cost of sales	21,179	11,673	36,225	23,907
Gross profit	6,327	3,496	11,002	7,334
Operating expenses:
Sales and marketing expense	2,384	1,910	4,560	3,799
General and administrative expenses	1,960	1,474	4,220	3,094
Total operating expenses	4,344	3,384	8,780	6,893
Operating income	1,983	112	2,222	441
Interest expense	(9)	(21)	(35)	(50)
Gain on extinguishment of debt	—	—	-	1,211
Other income	(21)	—	(16)	—
Income before income taxes	1,953	91	2,171	1,602
Income tax (expense) benefit	(1,232)	79	(598)	(99)
Net income and comprehensive income attributable to common stockholders	$721	$170	$1,573	$1,503
Earnings per share attributable to stockholders (1):
Basic	$0.10	$0.02	$0.22	$0.22
Diluted	$0.09	$0.02	$0.20	$0.20
Weighted average common shares outstanding
Basic	7,222	6,942	7,209	6,913
Diluted	7,691	7,392	7,720	7,647

(1)	All share and per share information has been retroactively adjusted to reflect a reverse stock split. See Note 8, Stockholders’ Equity for additional information.

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022 and 2021

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	7,007	$7	$39,216	$(24,965)	$14,258
Net income	—	—	—	852	852
Share-based compensation expense	—	—	225	—	225
Cashless exercise of stock options (Note 9)	214	—	(1,403)	—	(1,403)
Balance at March 31, 2022	7,221	$7	$38,038	$(24,113)	$13,932
Net income	—	—	—	721	721
Share-based compensation expense	—	—	50	—	50
Exercise of stock options	13	—	25	—	25
Balance at June 30, 2022	7,234	$7	$38,113	$(23,392)	$14,728

	Common Stock (1)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	6,788	$7	$38,236	$(26,379)	$11,864
Net income	—	—	—	1,333	1,333
Share-based compensation expense	—	—	33	—	33
Exercise of warrants	152	—	—	—	—
Exercise of stock options	2	—	2	—	2
Balance at March 31, 2021	6,942	$7	$38,271	$(25,046)	$13,232
Net income	—	—	—	170	170
Share-based compensation expense	—	—	41	—	41
Balance at June 30, 2021	6,942	$7	$38,312	$(24,876)	$13,443

(1)	All share information and balances have been retroactively adjusted to reflect a reverse stock split. See Note 8, Stockholders’ Equity for additional information.

See Accompanying Notes to the Condensed Consolidated Financial Statements

.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$1,573	$1,503
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on fixed asset disposal	22	-
Depreciation and amortization	1,128	715
Gain on extinguishment of debt	-	(1,211)
Amortization of deferred financing costs	-	25
Share-based compensation expense	275	74
Deferred income taxes, net	589	(18)
Changes in operating assets and liabilities:
Accounts receivable	(4,950)	5,203
Inventory, net	1,369	(252)
Deferred costs	(305)	150
Prepaid expenses and other current assets	(171)	(301)
Accounts payable	4,479	(4,730)
Accrued expenses and other current liabilities	(501)	(221)
Due to related parties	-	25
Operating lease liabilities	264	(3)
Deferred revenue	9,100	1,532
Net cash provided by operating activities	12,872	2,491
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(4,525)	(170)
Purchases of property and equipment	(1,095)	(155)
Net cash used in investing activities	(5,620)	(325)
Cash flows from financing activities
Line of credit, net	-	(1,206)
Payment under term loan	(2)	-
Cash paid for taxes on the cashless exercises of stock options	(1,403)
Proceeds from exercise of stock options	25	2
Net cash used in financing activities	(1,380)	(1,204)
Change in cash	5,872	962
Cash, beginning of period	2,587	2,005
Cash, end of period	$8,459	$2,967
Supplemental disclosures of cash flow information
Cash paid for interest	$31	$30
Cash paid for income taxes	$109	$362
Non-cash investing and financing activities
Right of use assets obtained in exchange for new operating lease liabilities	$3,211	$-
Cashless exercise of stock options	$3,508	$-

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1: Description of Business

DecisionPoint Systems, Inc., which we sometimes refer to as the “Company”, “we” or “us”, is an enterprise mobility systems integrator that, through its subsidiaries, sells, installs, deploys and repairs mobile computing and wireless systems that are used both within a company’s facilities and in the field. These systems generally include mobile computers, mobile application software, and related data capture equipment including bar code scanners and radio frequency identification (“RFID”) readers. We also provide services, consulting, staging, kitting, deployment, maintenance, proprietary and third-party software and software customization as an integral part of our customized solutions for our customers. The suite of products utilizes the latest technologies with the intent to make complex mobile technologies easy to use, understand and keep running within all vertical markets such as merchandising, sales and delivery, field service, logistics and transportation and warehouse management.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the full fiscal year.

Reverse Stock Split

In December 2021, we effectuated a reverse stock split of our outstanding shares of common stock at a ratio of 1-for-2. See Note 8, Stockholders’ Equity, for additional information. As a result, the number of shares and income per share disclosed throughout these consolidated financial statements have been retrospectively adjusted to reflect the reverse stock split. All share and per share information presented in this report has been retroactively adjusted to reflect the reverse stock split.

COVID-19

COVID-19 and the response to the pandemic have, at times, negatively impacted overall economic conditions. The potential future impacts of COVID-19, while uncertain, could materially adversely impact the Company’s results of operations.

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

Income Taxes

Our quarterly provision for income taxes uses an annual effective tax rate based on the expected annual income and statutory tax rates. Our effective tax rate, including discrete items as more fully described below, was 27.6% for the six months ended June 30, 2022 and 6.2% for the six months ended June 30, 2021.

We recognize excess tax benefits (windfalls) and excess tax deficiencies (shortfalls) as discrete items in income taxes in the period that stock options are exercised. For the six months ended June 30, 2022, we recorded an income tax benefit and deferred tax asset of $0.1 million related to excess tax benefits for stock option exercises which represents the difference in deferred tax assets recorded at fair value during the vesting period and the actual deferred tax assets realized based on the intrinsic value on the date of exercise.

Operating Leases

For non-cancelable operating lease agreements, operating lease assets and operating lease liabilities are established for leases with an expected term greater than one year and we recognize lease expense on a straight-line basis.

We previously had an operating lease for office and warehouse space in Irvine, California with fixed minimum monthly payments of $13,945, an original lease expiration of June 2023 and an incremental borrowing rate of 4.75%. In February 2022, we reached an agreement with the lessor which allowed for an early termination of the operating lease on February 28, 2022. The monthly payments remained unchanged through February 2022, and we did not incur an early termination liability in result of the lease modification. On the date of termination, we reversed the related net book value of the operating lease asset of $0.2 million and the lease liability of $0.2 million.

In connection with the closure of the office and warehouse space in Irvine, California, we entered into a new lease agreement commencing in February 2022 to relocate that office and warehouse space to Laguna Hills, California. Pursuant to the lease agreement, the base rent of $39,778 per month begins on June 1, 2022 and will increase 3% annually. The lease expires on April 30, 2029. In February 2022, we established an operating lease liability of $3.1 million and operating lease assets of $3.0 million. In connection with the new lease agreement, we entered into a sublease agreement for the Laguna Hills office and warehouse location, and we will receive $24,254 per month commencing in February 2022 with a sublease expiration of October 31, 2023.

During the six months ended June 30, 2022, we also entered into several other non-cancelable operating lease agreements with terms greater than one year and established an operating lease liability of $0.1 million and operating lease assets of $0.1 million.

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

As of June 30, 2022, the total aggregate transaction price allocated to the unsatisfied performance obligations was approximately $16.4 million, of which approximately $13.1 million is expected to be recognized over the next 12 months.

As of December 31, 2021, the total aggregate transaction price allocated to the unsatisfied performance obligations was approximately $7.1 million.

We defer costs to acquire contracts, including commissions, incentives and payroll taxes if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are amortized to sales and marketing expense over the contract term, generally over one to three years. We have elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We include deferred contract acquisition costs in “Prepaid expenses and other current assets” in the consolidated balance sheets. As of June 30, 2022 and December 31, 2021, we deferred $0.3 million and $0.1 million, respectively, of related contract acquisition costs.

The following table summarizes net sales by revenue source (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Hardware and software	$20,601	$10,257	$34,901	$20,721
Consumables	2,091	1,317	3,371	2,776
Professional services	4,814	3,595	8,955	7,744
	$27,506	$15,169	$47,227	$31,241

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

Note 3: Acquisitions

Advanced Mobile Group, LLC

On January 31, 2022, we entered into a Membership Unit Purchase Agreement and concurrently therewith closed upon the acquisition of all of the issued and outstanding membership interests of AMG for $5.1 million. The consideration we paid is comprised of cash of $4.6 million, of which $4.4 million was paid as of June 30, 2022, and an estimated earn-out obligation valued at $0.5 million, subject to the financial performance of AMG during each of the two years following the closing of the acquisition. As a result of the acquisition, AMG became a wholly owned subsidiary of the Company.

In June 2022, we continued to refine our analysis of the estimated fair value of the acquisition purchase price (including earn-outs) and the estimated fair value of the assets acquired and liabilities assumed in the acquisition. Changes to the fair value of assets and liabilities assumed at the date of AMG acquisition were a result of updating the purchase price allocation and were comprised of (i) $0.9 million decrease in customer lists and relationships, (ii) a $0.2 million decrease in the trade name, (iii) a $0.1 million increase in backlog, (iv) a $0.1 million increase in developed technology, (v) a $0.1 million decrease in deferred revenue and (vi) a $0.9 million increase in goodwill. We have not yet completed our final analysis of the estimated fair value of the acquisition purchase price (including earn-outs) and the estimated fair value of the assets acquired and liabilities assumed in the acquisition. We expect that significant goodwill and definite-lived intangible assets will be recognized upon completion of the required purchase price allocation analysis. In accordance with ASC 805 Business Combinations, the provisional amounts recorded below may be adjusted in future periods as management completes its acquisition analysis.

As of June 30, 2022, the allocation of the total consideration to the estimated fair value of acquired net assets as of the acquisition date for AMG is as follows (in thousands):

Cash	$170
Accounts receivable	1,402
Inventory	129
Prepaids and other current assets	123
Customer lists and relationships	1,580
Trade name	330
Backlog	260
Developed technology	60
Accounts payable	(558)
Accrued expenses	(152)
Deferred revenue	(148)
Total fair value excluding goodwill	3,196
Goodwill	1,884
Total consideration	$5,080

The estimated useful lives of intangible assets recorded related to the AMG acquisition are as follows (in thousands):

Expected Life
Customer lists and relationships	7 years
Trade name	3 years
Backlog	11 months
Developed technology	3 years

Other acquisition

In March 2022, we acquired the customer lists and relationships of Boston Technologies, a provider of mobile order management and route accounting software for direct store delivery (DSD) operations, for cash of $0.3 million.

Note 4: Intangible Assets

Definite lived intangible assets are as follows (in thousands):

	June 30, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists and relationships	$7,590	$(3,080)	$4,510	$5,690	$(2,453)	$3,237
Trade names	1,330	(827)	503	1,000	(699)	301
Developed technology	130	(62)	68	70	(44)	26
Backlog	320	(178)	142	60	(60)	-
	$9,370	$(4,147)	$5,223	$6,820	$(3,256)	$3,564

Amortization expense recognized during the three and six months ended June 30, 2022 was $0.3 million and $0.9 million, respectively. Amortization expense recognized during the three and six months ended June 30, 2021 was $0.3 million and $0.6 million, respectively. Amortization expense is calculated on an accelerated basis.

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

Below is a reconciliation of the fully dilutive securities effect for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$721	$170	$1,573	$1,503

Weighted average basic common shares outstanding	7,222	6,942	7,209	6,913
Dilutive effect of stock options, warrants and restricted stock	469	450	511	734
Weighted average shares for diluted earnings per share	7,691	7,392	7,720	7,647

Basic income per share	$0.10	$0.02	$0.22	$0.22
Diluted income per share	$0.09	$0.02	$0.20	$0.20

 Note 6: Line of Credit

Our Loan and Security Agreement (the “Loan Agreement”) with MUFG Union Bank, National Association (the “Bank”) provides for a revolving line of credit of up to $9.0 million with our obligations being secured by a security interest in substantially all of our assets. Loans extended to us under the Loan Agreement are scheduled to mature on July 31, 2024.

Interest and Fees

Loans under the Loan Agreement with an outstanding balance of at least $150,000 bear interest, at our option, at a base interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.50% or a base rate equal to an index offered by the Bank for the interest period selected and is payable at the on the last day of each month. If the LIBOR rate is selected, the interest rate on the loans adjusts at the end of each LIBOR rate period (1, 2, 3, 6, or 12 month term) selected by us. All other loan amounts bear interest at a rate equal to an index rate determined by the Bank, which shall vary when the index rate changes. As of June 30, 2022, the effective interest rate was the Prime Rate of 4.75%. We have the right to prepay variable interest rate loans, in whole or in part at any time, without penalty or premium. Amounts outstanding with a base interest rate may be prepaid in whole or in part provided we have given the Bank written notice of at least five days prior to prepayment and pay a prepayment fee. At any time prior to the maturity date, we may borrow, repay and reborrow amounts under the Loan Agreement, subject to the prepayment terms, and, as long as the total outstanding does not exceed $9.0 million. The Loan Agreement requires a commitment fee of 0.25% per year, payable quarterly and in arrears, on any unused portion of the line of credit.

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

As of June 30, 2022, we were in compliance with all of our covenants, were eligible to borrow up to $9.0 million, and had no outstanding borrowings under the line of credit.

Note 7: Term Debt

EIDL Promissory Note

On August 27, 2020, we received $0.2 million in connection with a promissory note from the SBA under the Economic Injury Disaster Loan (“EIDL”) program pursuant to the CARES Act. Under the terms of the EIDL promissory note, interest accrues on the outstanding principal at an interest rate of 3.75% per annum and with a term of 30 years with equal monthly payments of principal and interest of $731 beginning on August 27, 2021. As of June 30, 2022 and December 31, 2021, outstanding debt under the promissory note was $0.1 million.

Note 8: Stockholders’ Equity

We are authorized to issue two classes of stock designated as common stock and preferred stock. As of June 30, 2022, we are authorized to issue 60,000,000 total shares of stock. Of this amount, 50,000,000 shares are designated as common stock, each having a par value of $0.001 and 10,000,000 shares are designated as preferred stock, each having a par value of $0.001.

Reverse Stock Split

On December 13, 2021, DecisionPoint filed a Certificate of Amendment to the Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of State of Delaware to effect a 1-for-2 reverse stock split of the outstanding shares of the Company’s common stock that were outstanding at the time the Certificate of Amendment was filed (the “Reverse Stock Split”).

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

Proportionate adjustments were made to the per share exercise price and the number of shares of common stock that may be purchased upon exercise of outstanding warrants and stock options granted by the Company, and the number of shares of Common Stock reserved for future issuance under the Company’s 2014 Equity Incentive Plan , as amended (the “2014 Plan”).

Warrants

The following table summarizes information about our outstanding common stock warrants as of June 30, 2022:

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

There were no warrants issued, exercised, forfeited, or expired during the six months ended June 30, 2022.

Note 9: Share-Based Compensation

Under our amended 2014 Plan 1,100,000 shares of our common stock are reserved for issuance under the 2014 Plan (as adjusted for the Reverse Stock Split).

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

The following table summarizes stock option activity under the 2014 Plan for the six months ended June 30, 2022:

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	($ in thousands)
Outstanding at January 1, 2022	1,002,750	$3.00
Granted	187,750	5.49
Forfeited or expired	(78,125)	2.07
Exercised	(563,959)	3.44
Outstanding at June 30, 2022	548,416	$3.53	2.6	$539
Exercisable at June 30, 2022	358,466	$3.39	2.4	$445

During the six months ended June 30, 2022, certain employees exercised vested stock options through a cashless exercise. The options exercised were net settled in satisfaction of the exercise price and employee share-based tax withholding. These shares were issued pursuant to an S-8 Registration Statement dated July 7 ,2021 with respect to shares issuable pursuant to the 2014 Plan. The exercised options, utilizing a cashless exercise, are summarized in the following table:

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

Share-based compensation cost is measured at the grant date based on the fair value of the award. The fair values of stock options granted during the six months ended June 30, 2022 were estimated using the Black-Scholes option-pricing model with the following assumptions:

Weighted average grant-date fair value per option granted	$4.15
Expected option term	3.2 years
Expected volatility factor	69.0%
Risk-free interest rate	2.61%
Expected annual dividend yield	—

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

As of June 30, 2022, there was $0.1 million of total unrecognized share-based compensation related to unvested stock options. These costs have a weighted average remaining recognition period of 1.3 years.

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

Concentrations

Two customers accounted for 19% and 20% of consolidated revenue during the three months ended June 30, 2022, and 11% and 18% of consolidated revenue during the six months ended June 30, 2022. One customer accounted for approximately 10% and 15% of consolidated net revenues during the three and six months ended June 30, 2021, respectively. Trade accounts receivable from one customer represented 31% of net consolidated receivables at June 30, 2022 and trade accounts receivable from three customers represented approximately 19%, 12% and 11% of net consolidated receivables at June 30, 2021.

Two vendors accounted for 44% and 17% of all consolidated purchases during the three months ended June 30, 2022, and these same two vendors accounted for 39% and 21% of all consolidated purchased during the six months ended June 30, 2022. For the prior year periods, these same vendors accounted for 26% and 30% of all consolidated purchases for the three months ended June 30, 2021, 24% and 14% for the six months ended June 30, 2021. No other vendor accounted for more than 10% of purchases during the three and six months ended June 30, 2022 and 2021.

As of June 30, 2022, two vendors accounted for 50% and 17% of total accounts payable. As of June 30, 2021, the same two vendors accounted for 32% and 40% of the total accounts payable. No other vendor accounted for more than 10% of accounts payable as of June 30, 2022 and 2021.

A significant decrease or interruption in business from our significant customers or vendors could have a material adverse effect on our business, financial condition and results of operations. Financial instruments that potentially expose us to a concentration of credit risk principally consist of accounts receivable. We sell product to a large number of customers in many different geographic regions. To minimize credit risk, we perform ongoing credit evaluations of our customers’ financial condition.

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
●

the impacts from the COVID-19 pandemic, or any other health epidemic, on our business, and our clientele, together with the resulting disruptions to supply chains, the labor markets, or the global economy as a whole;

●	the concentration of our customers and vendors and the potential effect of the loss of a significant customer or vendor;
●	debt obligations of the Company arising from our line of credit from time to time or otherwise;
●	our ability to integrate the business operations of businesses that we acquire from time to time;
●	our prior history of operating losses;
●	our ability to compete with companies producing similar products and services;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	general economic conditions, including effects of inflation, market volatility, interest rate increases, and effects of geopolitical events domestically and abroad;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	our ability to develop innovative new products; and
●	our financial performance.

Our financial statements are stated in United States Dollars (“$”) and are prepared in accordance with U.S. GAAP. In this Quarterly Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

Overview

We are a provider and integrator of mobility and wireless systems for business organizations. We design, deploy and support mobile computing systems that enable customers to access employers’ data networks at various locations (i.e. the retail selling floor, nurse workstations, warehouse and distribution centers or on the road deliveries via enterprise-grade handheld computers, printers, tablets, and smart phones). We also integrate data capture equipment including bar code scanners and radio frequency identification (RFID) readers.

In January 2022, we completed the acquisition of Advanced Mobile Group, LLC (“AMG”), a privately held company headquartered in Doylestown, Pennsylvania. We acquired AMG to expand our mobility-first enterprise solutions and service offerings and grow its capabilities in the mid-Atlantic region. AMG is a regional leader providing services, hardware, software, integration, and wireless networking solutions, with deep experience in warehousing and distribution, manufacturing, mobile workforce automation, retailing, and healthcare segments, with approximately 600 customers.

The future impact of the COVID-19 pandemic on our business and results of operations is unknown and will depend on future developments, which fluctuate and are highly uncertain and cannot be predicted with confidence, including the duration and severity of the COVID-19 pandemic, the spread of the new variants of the virus domestically or abroad, the effectiveness of vaccines and vaccination rates, and additional preventative and protective actions that governments, or we or our customers, may implement, which may result in an extended period of continued business disruption and reduced operations. Certain of our customers, particularly those in the retail sector, have at times been significantly impacted by COVID-19 and the pandemic has contributed to disruptions in supply chains and labor shortages across industries, and we have experienced supplier shipment delays due to a supply chain and logistic challenges resulting in delays in product revenue recognition. Our results of operations during the first half of 2022 are not necessarily indicative of results to be expected in the remainder of 2022 in light of the uncertainties surrounding the impact of the COVID-19 pandemic and continuing issues with logistics and supply chain disruptions through the date of this report.

In addition, general economic uncertainty and volatility arising from geopolitical events and concerns, inflation, rises in energy prices, changes in interest rates and general declines in capital spending in the information technology sector (and the economy in general) make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve and whether our results of operations will be materially impacted.

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

 Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Statements of Operations Data:	(unaudited)
Net sales	$27,506	$15,169	$47,227	$31,241
Cost of sales	21,179	11,673	36,225	23,907
Gross profit	6,327	3,496	11,002	7,334
Sales and marketing expenses	2,384	1,910	4,560	3,799
General and administrative expenses	1,960	1,474	4,220	3,094
Total operating expenses	4,344	3,384	8,780	6,893
Operating income	1,983	112	2,222	441
Interest expense	(9)	(21)	(35)	(50)
Gain on extinguishment of debt	-	-	-	1,211
Other expense	(21)	-	(16)	-
Income before income taxes	1,953	91	2,171	1,602
Income tax (expense) benefit	(1,232)	79	(598)	(99)
Net income attributable to common shareholders	$721	$170	$1,573	$1,503
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.0%	77.0%	76.7%	76.5%
Gross profit	23.0%	23.0%	23.3%	23.5%
Sales and marketing expenses	8.7%	12.6%	9.7%	12.2%
General and administrative expenses	7.1%	9.7%	8.9%	9.9%
Total operating expenses	15.8%	22.3%	18.6%	22.1%
Operating income	7.2%	0.7%	4.7%	1.4%
Interest expense	0.0%	0.1%	-0.1%	0.2%
Gain on extinguishment of debt	—%	—%	—%	3.9%
Other expense	-0.1%	—%	0.0%	0.0%
Income before income taxes	7.1%	0.6%	4.6%	5.1%
Income tax (expense) benefit	-4.5%	0.5%	-1.3%	0.3%
Net income attributable to common shareholders	2.6%	1.1%	3.3%	4.8%

Results of Operations for the Second Quarter of 2022 Compared to the Second Quarter of 2021 (Unaudited)

Net sales

	Three Months Ended June 30,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
Hardware and software	$20,601	$10,257	$10,344	100.9%
Consumables	2,091	1,317	774	58.8%
Services	4,814	3,595	1,219	33.9%
	$27,506	$15,169	$12,337	81.3%

Net sales increased by 81.3%, or $12.3 million, during the three months ended June 30, 2022 as compared to the same period of the prior year. The increase in net sales was primarily driven by two significant, unplanned equipment orders by two of our large enterprise customers and a $1.9 million increase in overall net sales associated with sales by AMG which we acquired on January 31, 2022 (and, thus, there were no corresponding sales by AMG included in our results of operations for the comparable period in 2021).

Cost of sales

	Three Months Ended June 30,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
Hardware and software	$16,371	$8,290	$8,081	97.5%
Consumables	1,498	918	580	63.2%
Services	3,310	2,465	845	34.3%
	$21,179	$11,673	$9,506	81.4%

Cost of sales increased by 81.4%, or $9.5 million during the three months ended June 30, 2022 as compared to the same prior year period primarily due to higher hardware sales volume and a $1.3 million increase in overall cost of sales associated with cost of sales of AMG that we acquired on January 31, 2022 (and, thus, there were no corresponding costs of sales of AMG included in our results of operations for the comparable period in 2021).

Gross profit

	Three Months Ended June 30,
	2022	2021
	(dollars in thousands)
Gross profit:
Hardware and software	$4,230	$1,967
Consumables	593	399
Services	1,504	1,130
Total gross profit	$6,327	$3,496

Gross profit percentage:
Hardware and software	20.5%	19.2%
Consumables	28.4%	30.3%
Services	31.2%	31.4%
Total gross profit percentage	23.0%	23.0%

Gross profit increased $2.8 million for the three months ended June 30, 2022 as compared to the prior year period, primarily as a result of overall higher sales volume and the other impacts noted above. Overall gross profit margin remained flat with the prior year period.

Sales and marketing expenses

	Three Months Ended June 30,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
Sales and marketing expenses	$2,384	$1,910	$474	24.8%
As a percentage of sales	8.7%	12.6%		(3.9)%

Sales and marketing expenses increased $0.5 million, or 24.8%, for the three months ended June 30, 2022 as compared to the prior year period primarily due to increased commissions on higher sales volume during the second quarter of 2022, combined with increased expenses for AMG operations that was acquired on January 31, 2022 (and, thus, there were not corresponding sales and marketing expenses of AMG included in our results of operations for the comparable period in 2021). As a percentage of sales, sales and marketing expenses decreased 390 basis points primarily due to higher sales volume for the three months ended June 30, 2022.

General and administrative expenses

	Three Months Ended June 30,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
General and administrative expenses	$1,960	$1,474	$486	33.0%
As a percentage of sales	7.1%	9.7%		(2.6)%

General and administrative expenses increased $0.5 million, or 33.0%, for the three months ended June 30, 2022 as compared to the same period of the prior year. The increase in these expenses was due to higher professional and accounting fees, increased rent costs and a $0.3 million increase in expenses primarily associated with the acquisition of AMG on January 31, 2022 (and, thus, there were no corresponding general and administrative expenses by AMG included in our results of operations for the comparable period in 2021). As a percentage of sales, general and administrative costs decreased 260 basis points primarily due the higher sales volume in the second quarter of 2022.

Interest expense. The decrease in interest expense to $9,000 for the second quarter of 2022 from $21,000 from the same period last year was due to a decrease in debt levels as compared to the same period last year.

Income tax (expense) benefit. Income tax expense was approximately $1.2 million for the three months ended June 30, 2022 compared to an income tax benefit of $79,000 for the three months ended June 30, 2021. The income tax expense was primarily due to higher income before income taxes.

Net income. Net income was $0.7 million compared to $0.2 million in the same period last year.

Results of Operations for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021 (Unaudited)

Net sales

	Six Months Ended June 30,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
Hardware and software	$34,901	$20,721	$14,180	68.4%
Consumables	3,371	2,776	595	21.4%
Professional services	8,955	7,744	1,211	15.6%
	$47,227	$31,241	$15,986	51.2%

Net sales increased by 51.2%, or $16.0 million, during the six months ended June 30, 2022 as compared to the same period of the prior year. The increase in net sales was primarily driven by two significant, unplanned equipment orders by two of our large enterprise customers and a $4.1 million increase in overall net sales associated with sales by AMG which we acquired on January 31, 2022 (and, thus, there were no corresponding sales by AMG included in our results of operations for the comparable period in 2021).

Cost of sales

	Six Months Ended June 30,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
Hardware and software	$27,907	$16,715	$11,192	67.0%
Consumables	2,383	1,942	441	22.7%
Professional services	5,935	5,250	685	13.1%
	$36,225	$23,907	$12,318	51.5%

Cost of sales increased by 51.5%, or $12.3 million during the six months ended June 30, 2022 as compared to the same prior year period primarily due to higher hardware sales volume and a $2.7 million increase in overall cost of sales associated with cost of sales of AMG that we acquired on January 31, 2022 (and, thus, there were no corresponding costs of sales of AMG included in our results of operations for the comparable period in 2021).

Gross profit

	Six Months Ended June 30,
	2022	2021
	(dollars in thousands)
Gross profit:
Hardware and software	$6,994	$4,006
Consumables	988	834
Professional services	3,020	2,494
Total gross profit	$11,002	$7,334

Gross profit percentage:
Hardware and software	20.0%	19.3%
Consumables	29.3%	30.0%
Professional services	33.7%	32.2%
Total gross profit percentage	23.3%	23.5%

Gross profit increased $3.7 million for the six months ended June 30, 2022 as compared to the prior year period, primarily as a result of overall higher sales volume and the other impacts noted above. Overall gross profit margin decreased 20 basis points due to a shift in mix to hardware sales with lower profit margins.

Sales and marketing expenses

	Six Months Ended June 30,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
Sales and marketing expenses	$4,560	$3,799	$761	20.0%
As a percentage of sales	9.7%	12.2%		(2.5)%

Sales and marketing expenses increased $0.8 million, or 20.0%, for the six months ended June 30, 2022 as compared to the prior year period primarily due to increased commissions on higher sales volume during the second quarter of 2022, combined with increased expenses for AMG operations that was acquired on January 31, 2022 (and, thus, there were no corresponding sales and marketing expenses of AMG included in our results of operations for the comparable period in 2021). As a percentage of sales, sales and marketing expenses decreased 250 basis points primarily due to the higher sales volume for the six months ended June 30, 2022.

General and administrative expenses

	Six Months Ended June 30,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
General and administrative expenses	$4,220	$3,094	$1,126	36.4%
As a percentage of sales	8.9%	9.9%		(1.0)%

General and administrative expenses increased $1.1 million, or 36.4%, for the six months ended June 30, 2022 as compared to the same period of the prior year. The increase in these expenses was due to increased stock compensation expense, professional and accounting fees, and business insurance, and a $0.4 million increase in expenses associated with the acquisition of AMG on January 31, 2022 (and, thus, there were no corresponding general and administrative expenses by AMG included in our results of operations for the comparable period in 2021). As a percentage of sales, general and administrative costs increased 100 basis points primarily due to higher sales volume for the six months ended June 30, 2022.

Interest expense. The decrease in interest expense to $35,000 from $50,000 last year was due to a decrease in average debt balances as compared to the same period last year.

Gain on extinguishment of debt. We recorded a gain on extinguishment of debt of $1.2 million in the first half of 2021 in connection with the SBA’s forgiveness of the PPP Loans.

Income tax (expense) benefit. Income tax expense was approximately $0.6 million and $0.1 million for the six months ended June 30, 2022 and June 30, 2021, respectively. The higher income tax rate this period is associated with higher income before income taxes and in the prior year period, the PPP loan forgiveness was not subject to federal income tax.

Net income. Net income was $1.6 million compared to $1.5 million in the same period last year.

Liquidity and Capital Resources

As of June 30, 2022, our principal sources of liquidity were cash totaling $8.5 million and $9.0 million of availability under our line of credit. In recent years, we have financed our operations primarily through cash generated from operating activities, borrowings from term loans and our line of credit. In certain prior years, we generated operating losses and negative cash flows from operating activities as reflected in our accumulated deficit. We have generated operating income for each of the years ended December 31, 2018 through December 31, 2021. Based on our recent trends and our current projections, we expect to generate cash from operations for the year ending December 31, 2022. Given our projections, combined with our existing cash and credit facilities, we believe the Company has sufficient liquidity for at least the next 12 months.

Our ability to continue to meet our cash requirements will depend on, among other things, the effect of COVID-19 on U.S. and global economic activity, continuing disruptions in supply chains and labor shortages across industry sectors contributed to by the COVID-19 pandemic, the effects of inflation, our ability to achieve anticipated levels of revenues and cash flow from operations, our ability to manage costs and working capital successfully and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to, among other things, the unpredictability of the COVID-19 global pandemic and its effect on our company, customers and suppliers. Consequently, the duration of the pandemic and our estimates on the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the event of a sustained market deterioration, and declines in net sales, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all.

 Working Capital (Deficit)

	June 30, 2022	December 31, 2021	Increase/ (Decrease)
	(in thousands)
Current assets	$30,367	$19,334	$11,303
Current liabilities	32,587	18,352	14,235
Working capital (deficit)	$(2,220)	$982	$(3,202)

The working capital deficit as of June 30, 2022 was primarily due to the cash paid for the acquisition of AMG. Deferred revenue increased at June 30, 2022 as compared to December 31, 2021 was due to an $8.7 million large enterprise retail customer order placed in January 2022, all of which was paid in cash as of June 30, 2022. The estimated cost to deliver this order is approximately $7.4 million.

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

As of June 30, 2022, we were eligible to borrow up to $9.0 million, and had no outstanding borrowings under the line of credit.

EIDL Promissory Note

On August 27, 2020, we received $150,000 in connection with a promissory note from the SBA under the Economic Injury Disaster Loan (“EIDL”) program pursuant to the CARES Act. Under the terms of the EIDL promissory note, interest accrues on the outstanding principal at an interest rate of 3.75% per annum and with a term of 30 years with equal monthly payments of principal and interest of $731 that began on August 27, 2021.

Cash Flow Analysis

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$12,872	$2,491
Net cash used in investing activities	(5,620)	(325)
Net cash used in financing activities	(1,380)	(1,204)
Net increase in cash	$5,872	$962

Operating Activities

Net cash provided by operating activities increased to $12.9 million for the six months ended June 30, 2022 from $2.5 million for the six months ended June 30, 2021. The increase was primarily due to an increase in deferred revenue during the six months ended June 30, 2022.

Investing Activities

Net cash used in investing activities was $5.6 million for the six months ended June 30, 2022 which is comprised of cash payments in connection with the acquisition of AMG, the acquisition of the customer list and relationships of Boston Technologies, and capital expenditures of property and equipment. Net cash used in investing activities was $0.3 million for the six months ended June 30, 2021 which is comprised of cash payments delivered in the first half of 2021 in connection with the acquisition of ExtenData and purchases of capital expenditures of property and equipment.

Financing Activities

Net cash used in financing activities was $1.4 million for the six months ended June 30, 2022 due to the payment of employee taxes on the cashless exercise of employee stock options. Net cash used in financing activities was $1.2 million for the six months ended June 30, 2021, which was primarily comprised of payments on the line of credit.

Stock Issuances

For the six months ended June 30, 2022, certain employees exercised vested stock options previously granted under the 2014 Plan through a cashless exercise. The options exercised were net settled in satisfaction of the exercise price and employee share-based tax withholding. These shares were issued pursuant to an S-8 Registration Statement dated July 7, 2021 with respect to shares issuable pursuant to the 2014 Plan. The exercised options, utilizing a cashless exercise, are summarized in the following table:

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

Acquisition of Advanced Mobile Group, LLC

We completed the acquisition of Advanced Mobile Group, LLC (“AMG”) for $5.1 million on January 31, 2022. We accounted for this transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective estimated fair values, including identified intangible assets of $2.2 million and resulting goodwill of $1.9 million. Our preliminary fair value estimates of intangible assets were determined using valuation techniques based on estimates and assumptions used for similar intangible assets we acquired in connection with the acquisition of ExtenData in December 2020. As disclosed in Note 3 to the accompanying condensed consolidated financial statements, during the quarter ended June 30, 2022, management continued to refine its estimates of the fair value of assets acquired and liabilities assumed. Included in the purchase price of AMG, is contingent consideration of $0.5 million, subject to EBITDA results of AMG during each of the two years following the closing of the acquisition. We estimated the fair value of the contingent consideration based on the financial forecasts of AMG. The estimated fair values associated with the acquisition of AMG are subject to change during the measurement period which is not expected to exceed one year after the date of acquisition. Any adjustments to our preliminary purchase price allocation identified during the measurement period will be recognized in the period in which the adjustments are determined and recorded against goodwill.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings, if any, under our line of credit, which bears interest at variable rates. As of June 30, 2022, we had no outstanding borrowings under our credit facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our evaluation of internal controls excluded an assessment of the internal control over financial reporting for AMG, a business that we acquired on January 31, 2022. We are currently in the process of conducting an assessment of AMG’s controls and procedures and will complete our assessment within one year. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, excluding an assessment of AMG’s internal control of financial reporting, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information contained in “Note 10: Contingencies” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, please refer to the section titled Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2021 for a detailed discussion of certain risks that affect us.

Item 5. Other Information

On April 29, 2022, our common stock was authorized for listing on the NYSE American Stock Exchange, and, on May 5, 2022 our common stock began trading on that exchange under the ticker symbol “DPSI”.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on August 13, 2020)

3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 17, 2021)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on August 13, 2020)

Exhibit Number	Description
10.1	2014 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on July 8, 2021)

10.2

Membership Interest Purchase Agreement between DecisionPoint Systems, Inc. and various sellers dated January 31, 2022 ((incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 11, 2022)

21.1*	Subsidiaries of DecisionPoint Systems, Inc.

31.1*	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certification of Principal Executive Officer

32.2*	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

DECISIONPOINT SYSTEMS, INC.

Dated: August 12, 2022	By:	/s/ Steve Smith
		Name:	Steve Smith
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Dated: August 12, 2022	By:	/s/ Melinda Wohl
		Name:	Melinda Wohl
		Title:	Vice President Finance and Administration (Principal Financial Officer and Principal Accounting Officer)

