Form 10-Q
period 2022-09-30
DecisionPoint Systems, Inc.
filed 2022-11-14
CIK 1505611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 4, 2022 there were 7,397,494 shares of common stock, $0.001 par value, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DecisionPoint Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$9,447	$2,587
Accounts receivable, net	14,483	12,302
Inventory, net	1,415	2,111
Deferred costs	2,422	1,998
Prepaid expenses and other current assets	184	336
Total current assets	27,951	19,334
Operating lease assets	2,784	329
Property and equipment, net	1,764	834
Deferred costs, net of current portion	2,346	1,492
Deferred tax assets	1,539	1,999
Intangible assets, net	4,711	3,564
Goodwill	10,012	8,128
Other assets	16	50
Total assets	$51,123	$35,730
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,044	$10,273
Accrued expenses and other current liabilities	4,098	3,220
Deferred revenue	6,664	4,599
Current portion of long-term debt	3	3
Current portion of operating lease liabilities	421	257
Total current liabilities	29,230	18,352
Deferred revenue, net of current portion	2,872	2,510
Long-term debt	143	146
Noncurrent portion of operating lease liabilities	2,639	83
Other liabilities	221	381
Total liabilities	35,105	21,472
Commitments and contingencies (Notes 6 and 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 7,397 and 7,007 shares issued and outstanding, respectively	7	7
Additional paid-in capital	38,292	39,216
Accumulated deficit	(22,281)	(24,965)
Total stockholders’ equity	16,018	14,258
Total liabilities and stockholders’ equity	$51,123	$35,730

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales:
Product	$20,988	$14,349	$59,259	$37,846
Service	4,725	3,870	13,681	11,614
Net sales	25,713	18,219	72,940	49,460
Cost of sales:
Product	16,923	11,267	47,213	29,948
Service	3,036	2,764	8,971	7,990
Cost of sales	19,959	14,031	56,184	37,938
Gross profit	5,754	4,188	16,756	11,522
Operating expenses:
Sales and marketing expense	2,291	1,812	6,850	5,611
General and administrative expenses	1,936	1,498	6,155	4,592
Total operating expenses	4,227	3,310	13,005	10,203
Operating income	1,527	878	3,751	1,319
Interest expense	(7)	(17)	(42)	(67)
Gain on extinguishment of debt	-	-	-	1,211
Other expense	-	-	(17)	-
Income before income taxes	1,520	861	3,692	2,463
Income tax expense	(409)	(249)	(1,008)	(348)
Net income and comprehensive income attributable to common stockholders	$1,111	$612	$2,684	$2,115
Earnings per share attributable to stockholders (1):
Basic	$0.15	$0.09	$0.37	$0.31
Diluted	$0.15	$0.08	$0.36	$0.29
Weighted average common shares outstanding
Basic	7,290	6,958	7,210	6,928
Diluted	7,593	7,230	7,510	7,274

(1)	All share and per share information has been retroactively adjusted to reflect a reverse stock split. See Note 8, Stockholders’ Equity for additional information.

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2022 and 2021

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders ’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	7,007	$7	$39,216	$(24,965)	$14,258
Net income	-	-	-	852	852
Share-based compensation expense	-	-	225	-	225
Cashless exercise of stock options (Note 9)	214	-	(1,403)	-	(1,403)
Balance at March 31, 2022	7,221	$7	$38,038	$(24,113)	$13,932
Net income	-	-	-	721	721
Share-based compensation expense	-	-	50	-	50
Exercise of stock options	13	-	25	-	25
Balance at June 30, 2022	7,234	$7	$38,113	$(23,392)	$14,728
Net income	-	-	-	1,111	1,111
Share-based compensation expense	-	-	50	-	50
Exercise of stock options	66	-	129	-	129
Exercise of warrants (Note 8)	97	-	-	-	-
Balance at September 30, 2022	7,397	$7	$38,292	$(22,281)	$16,018

	Common Stock (1)		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	6,788	$7	$38,236	$(26,379)	$11,864
Net income	-	-	-	1,333	1,333
Share-based compensation expense	-	-	33	-	33
Exercise of warrants	152	-	-	-	-
Exercise of stock options	2	-	2	-	2
Balance at March 31, 2021	6,942	$7	$38,271	$(25,046)	$13,232
Net income	-	-	-	170	170
Share-based compensation expense	-	-	41	-	41
Balance at June 30, 2021	6,942	$7	$38,312	$(24,876)	$13,443
Net income	-	-	-	612	612
Share-based compensation expense	-	-	35	-	35
Exercise of stock options (Note 9)		-	(25)	-	(25)
Balance at September 30, 2021	6,942	$7	$38,322	$(24,264)	$14,090

(1)	All share information and balances have been retroactively adjusted to reflect a reverse stock split. See Note 8, Stockholders’ Equity for additional information.

See Accompanying Notes to the Condensed Consolidated Financial Statements

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$2,684	$2,115
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on fixed asset disposal	22	-
Depreciation and amortization	1,750	1,031
Gain on extinguishment of debt	-	(1,211)
Amortization of deferred financing costs	-	25
Share-based compensation expense	325	109
Allowance for doubtful accounts	32	-
Deferred income taxes, net	460	171
Changes in operating assets and liabilities:
Accounts receivable	(811)	4,548
Inventory, net	825	(267)
Deferred costs	(1,155)	(21)
Prepaid expenses and other current assets	186	(346)
Accounts payable	7,213	(3,225)
Accrued expenses and other current liabilities	(139)	(161)
Due to related parties	-	(34)
Operating lease liabilities	265	(5)
Deferred revenue	2,279	(504)
Net cash provided by operating activities	13,936	2,225
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	(4,525)	(170)
Purchases of property and equipment	(1,299)	(235)
Net cash used in investing activities	(5,824)	(405)
Cash flows from financing activities
Line of credit, net	-	(1,206)
Payment under term loan	(3)	-
Taxes paid in lieu of shares issued for share-based compensation	(1,403)	(25)
Proceeds from exercise of stock options	154	2
Net cash used in financing activities	(1,252)	(1,229)
Change in cash	6,860	591
Cash, beginning of period	2,587	2,005
Cash, end of period	$9,447	$2,596
Supplemental disclosures of cash flow information
Cash paid for interest	$38	$68
Cash paid for income taxes	$497	$362
Non-cash investing and financing activities
Right of use assets obtained in exchange for new operating lease liabilities	$3,211	$-
Cashless exercise of stock options	$3,508	$-

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the full fiscal year.

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

COVID-19

COVID-19 and the response to the pandemic have, at times, negatively impacted overall economic conditions (including contributing to supply chain disruptions, labor shortages and an inflationary economic environment). The potential future impacts of COVID-19, while uncertain, could materially adversely impact the Company’s results of operations.

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

Inventory

Inventory consists solely of finished goods and is stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out (FIFO) method. We periodically review our inventory and make provisions as necessary for estimated obsolete and slow-moving goods. The creation of such provisions results in reduction of inventory to net realizable value and a charge to cost of sales. Inventories are reflected in the accompanying condensed consolidated balance sheets net of a valuation allowance of $76,000 and $59,000 as of September 30, 2022 and December 31, 2021, respectively.

Income Taxes

Our quarterly provision for income taxes uses an annual effective tax rate based on the expected annual income and statutory tax rates. Our effective tax rate, including discrete items as more fully described below, was 27.3% for the nine months ended September 30, 2022 and 14.1% for the nine months ended September 30, 2021.

We recognize excess tax benefits (windfalls) and excess tax deficiencies (shortfalls) as discrete items in income taxes in the period that stock options are exercised. For the nine months ended September 30, 2022, we recorded an income tax benefit and deferred tax asset of $0.1 million related to excess tax benefits for stock option exercises which represents the difference in deferred tax assets recorded at fair value during the vesting period and the actual deferred tax assets realized based on the intrinsic value on the date of exercise. For the nine months ended September 30, 2022, we recorded an income tax expense of $0.2 million related to non-deductible officer’s compensation under IRC 162(m). For the nine months ended September 30, 2021, we had recorded an income tax benefit of $0.3 million related to the non-taxable PPP loan forgiveness, which is not taxable at the federal level, but may be at the state level.

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

In connection with the closure of the office and warehouse space in Irvine, California, we entered into a new lease agreement commencing in February 2022 to relocate that office and warehouse space to Laguna Hills, California. Pursuant to the lease agreement, the base rent of $39,778 per month begins on June 1, 2022 and will increase 3% annually. The lease expires on April 30, 2029. In February 2022, we established an operating lease liability of $3.1 million and operating lease assets of $3.0 million. In connection with the new lease agreement, we entered into a sublease agreement for a portion of the Laguna Hills office and warehouse location, and we will receive $24,254 per month commencing in February 2022 with a sublease expiration of October 31, 2023.

During the nine months ended September 30, 2022, we also entered into several other non-cancelable operating lease agreements with terms greater than one year and established an operating lease liability of $0.1 million and operating lease assets of $0.1 million.

At September 30, 2022 the total operating lease liability was $3.1 million and the total operating lease asset was $2.8 million.

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

As of September 30, 2022, the total aggregate transaction price allocated to the unsatisfied performance obligations was approximately $9.5 million, of which approximately $6.7 million is expected to be recognized over the next 12 months.

As of December 31, 2021, the total aggregate transaction price allocated to the unsatisfied performance obligations was approximately $7.1 million.

We defer costs to acquire contracts, including commissions, incentives and payroll taxes if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are amortized to sales and marketing expense over the contract term, generally over one to three years. We have elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We include deferred contract acquisition costs in “Prepaid expenses and other current assets” in the consolidated balance sheets. As of September 30, 2022 and December 31, 2021, we deferred $0.1 million and $0.1 million, respectively, of related contract acquisition costs

The following table summarizes net sales by revenue source (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Hardware and software	$19,205	$12,743	$54,105	$33,464
Consumables	1,783	1,606	5,154	4,382
Professional services	4,725	3,870	13,681	11,614
	$25,713	$18,219	$72,940	$49,460

Accounting Standards Not Yet Adopted

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU will require the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which, among other things, defers the effective date of ASU 2016-13 for public filers that are considered smaller reporting companies, as defined by the SEC, to fiscal years beginning after December 15, 2022, including interim periods within those years. Early adoption is permitted. Although management continues to analyze the provisions of this ASU, currently, we believe the adoption of this ASU will not significantly impact the Company’s consolidated results of operations and financial position.

There are no other accounting standards that have been issued but not yet adopted that we believe could have a material impact on our consolidated financial statements.

Note 3: Acquisitions

Advanced Mobile Group, LLC

On January 31, 2022, we entered into a Membership Unit Purchase Agreement and concurrently therewith closed upon the acquisition of all of the issued and outstanding membership interests of AMG for $5.1 million. The consideration we paid is comprised of cash of $4.6 million, of which $4.4 million was paid as of September 30, 2022, and an estimated earn-out obligation valued at $0.5 million, subject to the financial performance of AMG during each of the two years following the closing of the acquisition. As a result of the acquisition, AMG became a wholly owned subsidiary of the Company.

Through the end of the third quarter of 2022, we continued to refine our analysis of the estimated fair value of the acquisition purchase price (including earn-outs) and the estimated fair value of the assets acquired and liabilities assumed in the acquisition, and we expect to continue to refine this analysis into the fourth quarter of 2022. Relative to the provisional amounts recorded as of March 31, 2022, changes to the fair value of assets and liabilities assumed at the date of AMG acquisition were a result of updating the purchase price allocation and were comprised of (i) $0.9 million decrease in customer lists and relationships, (ii) a $0.2 million decrease in the trade name, (iii) a $0.1 million increase in backlog, (iv) a $0.1 million increase in developed technology, (v) a $0.1 million decrease in deferred revenue and (vi) a $0.9 million increase in goodwill. We have not yet completed our final analysis of the estimated fair value of the acquisition purchase price (including earn-outs) and the estimated fair value of the assets acquired and liabilities assumed in the acquisition. We expect that significant goodwill and definite-lived intangible assets will be recognized upon completion of the required purchase price allocation analysis. In accordance with ASC 805 Business Combinations, the provisional amounts recorded below may be adjusted in future periods as management completes its acquisition analysis.

As of September 30, 2022, the allocation of the total consideration to the estimated fair value of acquired net assets as of the acquisition date for AMG is as follows (in thousands):

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

Note 4: Intangible Assets

Definite lived intangible assets are as follows (in thousands):

	September 30, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists and relationships	$7,590	$(3,442)	$4,148	$5,690	$(2,453)	$3,237
Trade names	1,330	(895)	435	1,000	(699)	301
Developed technology	130	(73)	57	70	(44)	26
Backlog	320	(249)	71	60	(60)	-
	$9,370	$(4,659)	$4,711	$6,820	$(3,256)	$3,564

Amortization expense recognized during the three and nine months ended September 30, 2022 was $0.5 million and $1.4 million, respectively. Amortization expense recognized during the three and nine months ended September 30, 2021 was $0.2 million and $0.8 million, respectively. Amortization expense is calculated on an accelerated basis.

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

Below is a reconciliation of the fully dilutive securities effect for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to common stockholders	$1,111	$612	$2,684	$2,115

Weighted average basic common shares outstanding	7,290	6,958	7,210	6,928
Dilutive effect of stock options, warrants and restricted stock	303	272	300	346
Weighted average shares for diluted earnings per share	7,593	7,230	7,510	7,274

Basic income per share	$0.15	$0.09	$0.37	$0.31
Diluted income per share	$0.15	$0.08	$0.36	$0.29

Note 6: Line of Credit

Our Loan and Security Agreement (the “Loan Agreement”) with MUFG Union Bank, National Association (the “Bank”) provides for a revolving line of credit of up to $9.0 million with our obligations being secured by a security interest in substantially all of our assets. Loans extended to us under the Loan Agreement are scheduled to mature on July 31, 2024.

Interest and Fees

Loans under the Loan Agreement with an outstanding balance of at least $150,000 bear interest, at our option, at a base interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.50% or a base rate equal to an index offered by the Bank for the interest period selected and is payable at the on the last day of each month. If the LIBOR rate is selected, the interest rate on the loans adjusts at the end of each LIBOR rate period (1, 2, 3, 6, or 12 month term) selected by us. All other loan amounts bear interest at a rate equal to an index rate determined by the Bank, which shall vary when the index rate changes. As of September 30, 2022, the effective interest rate was the Prime Rate of 6.25%. We have the right to prepay variable interest rate loans, in whole or in part at any time, without penalty or premium. Amounts outstanding with a base interest rate may be prepaid in whole or in part provided we have given the Bank written notice of at least five days prior to prepayment and pay a prepayment fee. At any time prior to the maturity date, we may borrow, repay and reborrow amounts under the Loan Agreement, subject to the prepayment terms, and, as long as the total outstanding does not exceed $9.0 million. The Loan Agreement requires a commitment fee of 0.25% per year, payable quarterly and in arrears, on any unused portion of the line of credit.

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

As of September 30, 2022, we were in compliance with all of our covenants, were eligible to borrow up to $9.0 million, and had no outstanding borrowings under the line of credit.

Note 7: Term Debt

EIDL Promissory Note

On August 27, 2020, we received $0.2 million in connection with a promissory note from the SBA under the Economic Injury Disaster Loan (“EIDL”) program pursuant to the CARES Act. Under the terms of the EIDL promissory note, interest accrues on the outstanding principal at an interest rate of 3.75% per annum and with a term of 30 years with equal monthly payments of principal and interest of $731 beginning on August 27, 2021. As of September 30, 2022 and December 31, 2021, outstanding debt under the promissory note was $0.1 million.

Note 8: Stockholders’ Equity

We are authorized to issue two classes of stock designated as common stock and preferred stock. As of September 30, 2022, we are authorized to issue 60,000,000 total shares of stock. Of this amount, 50,000,000 shares are designated as common stock, each having a par value of $0.001 and 10,000,000 shares are designated as preferred stock, each having a par value of $0.001.

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

Proportionate adjustments were made to the per share exercise price and the number of shares of common stock that may be purchased upon exercise of outstanding warrants and stock options granted by the Company, and the number of shares of Common Stock reserved for future issuance under the Company’s 2014 Equity Incentive Plan, as amended (the “2014 Plan”).

Warrants

The following table summarizes information about our outstanding common stock warrants as of September 30, 2022:

	Date		Strike	Total Warrants Outstanding and	Total Exercise Price	Weighted Average Exercise
	Issued	Expiration	Price	Exercisable	(in thousands)	Price
Warrants - Common Stock	Jun-18	Jun-23	$1.00	207,665	$208
Warrants - Common Stock	Oct-18	Oct-23	1.40	21,000	29
				228,665	$237	$1.04

In February 2021, the common stock warrants issued by the Company in September 2016 were fully exercised by all of the holders on a cashless basis. As a result of the cashless exercise, 151,504 shares of common stock were issued.

In September 2022, a portion of the common stock warrants issued by the Company in 2018 were exercised by certain of the holders on a cashless basis. As a result of the cashless exercise, 97,408 shares of common stock were issued.

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

The 2014 Plan is administered by the Board of Directors, or a committee appointed by the Board of Directors, which determines recipients and the number of shares subject to the awards, the exercise price and the vesting schedule. The term of stock options granted under the 2014 Plan cannot exceed ten years. Options cannot have an exercise price less than 100% of the fair market value of our common stock on the grant date, and generally vest over a period of three years. If the individual possesses more than 10% of the combined voting power of all classes of our stock, the exercise price shall not be less than 110% of the fair market of a share of common stock on the date of grant.

The following table summarizes stock option activity under the 2014 Plan for the nine months ended September 30, 2022:

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	($ in thousands)
Outstanding at January 1, 2022	1,002,750	$3.00
Granted	191,250	5.47
Forfeited or expired	(92,917)	1.58
Exercised	(629,792)	3.29
Outstanding at September 30, 2022	471,291	$3.81	3.14	$1,350
Exercisable at September 30, 2022	259,642	$3.88	3.07	$894

During the nine months ended September 30, 2022, certain employees exercised vested stock options through a cashless exercise. The options exercised were net settled in satisfaction of the exercise price and employee share-based tax withholding. These shares were issued pursuant to an S-8 Registration Statement dated July 7, 2021 with respect to shares issuable pursuant to the 2014 Plan. The exercised options, utilizing a cashless exercise, are summarized in the following table:

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

Share-based compensation cost is measured at the grant date based on the fair value of the award. The fair values of stock options granted during the nine months ended September 30, 2022 were estimated using the Black-Scholes option-pricing model with the following assumptions:

Weighted average grant-date fair value per option granted	$4.15 to 9.28
Expected option term in years	2.5 to 3.2
Expected volatility factor	65.0% to 83.0%
Risk-free interest rate	0.97% to 2.85%
Expected annual dividend yield	0.0%

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

As of September 30, 2022, there was $0.1 million of total unrecognized share-based compensation related to unvested stock options. These costs have a weighted average remaining recognition period of 1.1 years.

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

Concentrations

One customer accounted for 30% of consolidated revenue during the three months ended September 30, 2022, and 18% of consolidated revenue during the nine months ended September 30, 2022. One customer accounted for approximately 10% and 15% of consolidated net revenues during the three and nine months ended September 30, 2021, respectively. Trade accounts receivable from two customers represented 14% and 13% of net consolidated receivables at September 30, 2022 and trade accounts receivable from three customers represented approximately 19%, 12% and 11% of net consolidated receivables at September 30, 2021.

Two vendors accounted for 12% and 11% of all consolidated purchases during the three months ended September 30, 2022, and three vendors accounted for 37%, 22%, and 17% of all consolidated purchased during the nine months ended September 30, 2022. For the prior year periods, these same vendors accounted for 26% and 30% of all consolidated purchases for the three months ended September 30, 2021, 24% and 14% for the nine months ended September 30, 2021. No other vendor accounted for more than 10% of purchases during the three and nine months ended September 30, 2022 and 2021.

As of September 30, 2022, three vendors accounted for 31%, 27% and 22% of total accounts payable. As of September 30, 2021, the same two vendors accounted for 32% and 40% of the total accounts payable. No other vendor accounted for more than 10% of accounts payable as of September 30, 2022 and 2021.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” These statements may relate to, among other things, our expectations regarding for our financial results, revenue, operating expenses and other financial measures in future periods, and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Our actual results may differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under “Risk Factors” in documents and reports we have filed with the Securities and Exchange Commission. Some additional factors that could cause actual results to differ include:

●	our potential needs to obtain outside funding for our current and proposed operations and potential acquisition and expansion efforts;
●	the on-going effects of the COVID-19 pandemic, or any other health epidemic, on our business, and our clientele, together with the resulting on-going disruptions to supply chains, the labor markets, or the global economy as a whole;
●	the concentration of our customers and vendors and the potential effect of the loss of a significant customer or vendor;
●	debt obligations of the Company arising from our line of credit from time to time or otherwise;
●	our ability to integrate the business operations of businesses that we acquire from time to time;
●	our prior history of operating losses;
●	our ability to compete with companies producing similar products and services;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	general economic conditions, including effects of inflation, market volatility, interest rate increases, general recession concerns in the U.S. and abroad, and effects of geopolitical events domestically and abroad;
●	our ability to develop innovative new products and services; and
●	our financial performance.

Our financial statements are stated in United States Dollars (“$”) and are prepared in accordance with U.S. GAAP. In this Quarterly Report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

Overview

We are a provider and integrator of mobility and wireless systems for business organizations. We design, deploy and support mobile computing systems that enable customers to access employers’ data networks at various locations (i.e., the retail selling floor, nurse workstations, warehouse and distribution centers or on the road deliveries via enterprise-grade handheld computers, printers, tablets, and smart phones). We also integrate data capture equipment including bar code scanners and radio frequency identification (RFID) readers.

We may from time to time make strategic acquisitions. For example, in January 2022, we completed the acquisition of Advanced Mobile Group, LLC (“AMG”), a privately held company headquartered in Doylestown, Pennsylvania. We acquired AMG to expand our mobility-first enterprise solutions and service offerings and grow its capabilities in the mid-Atlantic region. AMG is a regional leader providing services, hardware, software, integration, and wireless networking solutions, with deep experience in warehousing and distribution, manufacturing, mobile workforce automation, retailing, and healthcare segments, with approximately 600 customers.

The future direct and indirect impact of the COVID-19 pandemic on our business and results of operations is unknown and will depend on future developments, which fluctuate and are highly uncertain and cannot be predicted with confidence, including the ultimate duration and severity of the COVID-19 pandemic, the spread of new variants of the virus domestically or abroad, the effectiveness of vaccines and vaccination rates, and additional preventative and protective actions that governments, or we or our customers, may implement, which may result in an extended period of continued business disruption and reduced operations. Certain of our customers, particularly those in the retail sector, have at times been significantly impacted by COVID-19 and the pandemic has contributed to disruptions in supply chains and labor shortages across industries, and at times since the outbreak of the pandemic we have experienced supplier shipment delays due to a supply chain and logistic challenges resulting in delays in product revenue recognition. Our results of operations during the first nine months of 2022 are not necessarily indicative of results to be expected in the remainder of 2022 in light of the uncertainties surrounding the on-going impact of the COVID-19 pandemic and continuing issues with logistics and supply chain disruptions through the date of this report.

In addition, general economic uncertainty and volatility arising from geopolitical events and concerns, inflation, rises in energy prices, increased interest rates, recession concerns, and general declines in capital spending in the information technology sector (and the economy in general) make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve and whether our results of operations will be materially impacted.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Statements of Operations Data:	(unaudited)
Net sales	$25,713	$18,219	$72,940	$49,460
Cost of sales	19,959	14,031	56,184	37,938
Gross profit	5,754	4,188	16,756	11,522
Sales and marketing expenses	2,291	1,812	6,850	5,611
General and administrative expenses	1,936	1,498	6,155	4,592
Total operating expenses	4,227	3,310	13,005	10,203
Operating income	1,527	878	3,751	1,319
Interest expense	(7)	(17)	(42)	(67)
Gain on extinguishment of debt	-	-	-	1,211
Other expense	-	-	(17)	-
Income before income taxes	1,520	861	3,692	2,463
Income tax expense	(409)	(249)	(1,008)	(348)
Net income attributable to common shareholders	$1,111	$612	$2,684	$2,115
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.6%	77.0%	77.0%	76.7%
Gross profit	22.4%	23.0%	23.0%	23.3%
Sales and marketing expenses	8.9%	9.9%	9.4%	11.3%
General and administrative expenses	7.5%	8.2%	8.4%	9.3%
Total operating expenses	16.4%	18.2%	17.8%	20.6%
Operating income	5.9%	4.8%	5.1%	2.7%
Interest expense	—%	0.1%	0.1%	0.1%
Gain on extinguishment of debt	—%	—%	—%	2.4%
Other expense	—%	—%	—%	—%
Income before income taxes	5.9%	4.7%	5.1%	5.0%
Income tax expense	1.6%	1.4%	1.4%	0.7%
Net income attributable to common shareholders	4.3%	3.4%	3.7%	4.3%

Results of Operations for the Third Quarter of 2022 Compared to the Third Quarter of 2021 (Unaudited)

Net sales

	Three Months Ended September 30,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
Hardware and software	$19,205	$12,743	$6,462	50.7%
Consumables	1,783	1,606	177	11.0%
Services	4,725	3,870	855	22.1%
	$25,713	$18,219	$7,494	41.1%

Net sales increased by 41.1%, or $7.5 million, during the three months ended September 30, 2022 as compared to the same period of the prior year. The increase in net sales was primarily driven by two significant equipment orders by two of our large enterprise customers and a $2.7 million increase in overall net sales associated with sales by AMG which we acquired on January 31, 2022 (and, thus, there were no corresponding sales by AMG included in our results of operations for the comparable period in 2021).

Cost of sales

	Three Months Ended September 30,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
Hardware and software	$15,673	$10,092	$5,581	55.3%
Consumables	1,250	1,175	75	6.4%
Services	3,036	2,764	272	9.8%
	$19,959	$14,031	$5,928	42.2%

Cost of sales increased by 42.3%, or $5.9 million during the three months ended September 30, 2022 as compared to the same prior year period primarily due to higher hardware sales volume and a $1.7 million increase in overall cost of sales associated with cost of sales of AMG that we acquired on January 31, 2022 (and, thus, there were no corresponding costs of sales of AMG included in our results of operations for the comparable period in 2021).

Gross profit

	Three Months Ended September 30,
	2022	2021
	(dollars in thousands)
Gross profit:
Hardware and software	$3,532	$2,651
Consumables	533	431
Services	1,689	1,106
Total gross profit	$5,754	$4,188

Gross profit percentage:
Hardware and software	18.4%	20.8%
Consumables	29.9%	26.8%
Services	35.7%	28.6%
Total gross profit percentage	22.4%	23.0%

Gross profit increased $1.6 million for the three months ended September 30, 2022 as compared to the prior year period, primarily as a result of overall higher sales volume and the other impacts noted above. Overall gross profit margin decreased 60 basis points due to a shift in mix to hardware sales with lower profit margins.

Sales and marketing expenses

	Three Months Ended September 30,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
Sales and marketing expenses	$2,291	$1,812	$479	26.4%
As a percentage of sales	8.8%	9.9%		(1.1)%

Sales and marketing expenses increased $0.5 million, or 26.4%, for the three months ended September 30, 2022 as compared to the prior year period primarily due to increased commissions on higher sales volume during the third quarter of 2022, combined with increased expenses for AMG operations that were acquired on January 31, 2022 (and, thus, there were not corresponding sales and marketing expenses of AMG included in our results of operations for the comparable period in 2021). As a percentage of sales, sales and marketing expenses decreased 110 basis points primarily due to higher sales volume for the three months ended September 30, 2022.

General and administrative expenses

	Three Months Ended September 30,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
General and administrative expenses	$1,936	$1,498	$438	29.2%
As a percentage of sales	7.5%	8.2%		(0.7)%

General and administrative expenses increased $0.4 million, or 29.2%, for the three months ended September 30, 2022 as compared to the same period of the prior year. The increase in these expenses was due to higher professional fees, increased rent costs and a $0.2 million increase in expenses primarily associated with AMG (which we acquired in January 2022, and, thus, there were no corresponding general and administrative expenses by AMG included in our results of operations for the comparable period in 2021). As a percentage of sales, general and administrative costs decreased 70 basis points primarily due the higher sales volume in the third quarter of 2022.

Interest expense. The decrease in interest expense to $7,000 for the third quarter of 2022 from $17,000 from the same period last year was due to a decrease in debt levels as compared to the same period last year.

Income tax expense. Income tax expense was approximately $0.4 million for the three months ended September 30, 2022 compared to $0.2 million for the three months ended September 30, 2021. The income tax expense was primarily due to higher income before income taxes.

Net income. Net income was $1.1 million compared to $0.6 million in the same period last year.

Results of Operations for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021 (Unaudited)

Net sales

	Nine Months Ended September 30,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
Hardware and software	$54,105	$33,464	$20,641	61.7%
Consumables	5,154	4,382	772	17.6%
Professional services	13,681	11,614	2,067	17.8%
	$72,940	$49,460	$23,480	47.5%

Net sales increased by 47.5%, or $23.5 million, during the nine months ended September 30, 2022 as compared to the same period of the prior year. The increase in net sales was primarily driven by an increase of $9.0 million in two unplanned significant equipment orders by two of our large enterprise customers and a $6.8 million increase in overall net sales associated with sales by AMG which we acquired on January 31, 2022 (and, thus, there were no corresponding sales by AMG included in our results of operations for the comparable period in 2021).

Cost of sales

	Nine Months Ended September 30,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
Hardware and software	$43,580	$26,831	$16,749	62.4%
Consumables	3,633	3,117	516	16.6%
Professional services	8,971	7,990	981	12.3%
	$56,184	$37,938	$18,246	48.1%

Cost of sales increased by 48.1%, or $18.2 million during the nine months ended September 30, 2022 as compared to the same prior year period primarily due to higher hardware sales volume and a $4.4 million increase in overall cost of sales associated with cost of sales of AMG that we acquired on January 31, 2022 (and, thus, there were no corresponding costs of sales of AMG included in our results of operations for the comparable period in 2021).

Gross profit

	Nine Months Ended September 30,
	2022	2021
	(dollars in thousands)
Gross profit:
Hardware and software	$10,526	$6,633
Consumables	1,521	1,265
Professional services	4,709	3,624
Total gross profit	$16,756	$11,522

Gross profit percentage:
Hardware and software	19.5%	19.8%
Consumables	29.5%	28.9%
Professional services	34.4%	31.2%
Total gross profit percentage	23.0%	23.3%

Gross profit increased $5.2 million for the nine months ended September 30, 2022 as compared to the prior year period, primarily as a result of overall higher sales volume and the other impacts noted above. Overall gross profit margin decreased 30 basis points due to a shift in mix to hardware sales with lower profit margins.

Sales and marketing expenses

	Nine Months Ended September 30,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
Sales and marketing expenses	$6,850	$5,611	$1,239	22.1%
As a percentage of sales	9.4%	11.3%		(1.9)%

Sales and marketing expenses increased $1.2 million, or 22.1%, for the nine months ended September 30, 2022 as compared to the prior year period primarily due to increased commissions on higher sales volume during the nine months ended September 30, 2022, combined with increased expenses for AMG operations that were acquired on January 31, 2022 (and, thus, there were no corresponding sales and marketing expenses of AMG included in our results of operations for the comparable period in 2021). As a percentage of sales, sales and marketing expenses decreased 190 basis points primarily due to the higher sales volume for the nine months ended September 30, 2022.

General and administrative expenses

	Nine Months Ended September 30,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
General and administrative expenses	$6,155	$4,592	$1,563	34.0%
As a percentage of sales	8.4%	9.3%		(0.9)%

General and administrative expenses increased $1.6 million, or 34.1%, for the nine months ended September 30, 2022 as compared to the same period of the prior year. The increase in these expenses was due to increased stock compensation expense, professional and accounting fees, and business insurance, and a $0.6 million increase in expenses associated with AMG (which we acquired in January 2022 and, thus, there were no corresponding general and administrative expenses by AMG included in our results of operations for the comparable period in 2021). As a percentage of sales, general and administrative costs decreased 90 basis points primarily due to higher sales volume for the nine months ended September 30, 2022.

Interest expense. The decrease in interest expense to $42,000 from $67,000 last year was due to a decrease in average debt balances as compared to the same period last year.

Gain on extinguishment of debt. We recorded a gain on extinguishment of debt of $1.2 million during the nine months ending September 30, 2021 in connection with the SBA’s forgiveness of the PPP Loans.

Income tax expense. Income tax expense was approximately $1.0 million and $0.3 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The higher income tax rate this period is associated with higher income before income taxes and in the prior year period, the PPP loan forgiveness was not subject to federal income tax.

Net income. Net income was $2.7 million compared to $2.1 million in the same period last year.

Liquidity and Capital Resources

As of September 30, 2022, our principal sources of liquidity were cash totaling $9.4 million and $9.0 million of availability under our line of credit. In recent years, we have financed our operations primarily through cash generated from operating activities, borrowings from term loans and our line of credit. In certain prior years, we generated operating losses and negative cash flows from operating activities as reflected in our accumulated deficit. We have generated operating income for each of the years ended December 31, 2018 through December 31, 2021. Based on our recent trends and our current projections, we expect to generate cash from operations for the year ending December 31, 2022. Given our projections, combined with our existing cash and credit facilities, we believe the Company has sufficient liquidity for at least the next 12 months.

Our ability to continue to meet our cash requirements will depend on, among other things, the continued effects of COVID-19 on U.S. and global economic activity, continuing on-going disruptions in supply chains and labor shortages across industry sectors, the effects of inflation, the effects of interest rate increases, recession concerns, and our ability to achieve anticipated levels of revenues and cash flow from operations, our ability to manage costs and working capital successfully and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to, among other things, the macro-economic environment and the unpredictability of the COVID-19 global pandemic and its effect on our company, customers and suppliers. Consequently, the duration of the pandemic, the volatile economic environment and our estimates on the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the event of a sustained market deterioration, and declines in net sales, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all.

Working Capital (Deficit)

	September 30, 2022	December 31, 2021	Increase/ (Decrease)
	(in thousands)
Current assets	$27,951	$19,334	$8,617
Current liabilities	29,230	18,352	10,878
Working capital (deficit)	$(1,279)	$982	$(2,261)

The working capital deficit as of September 30, 2022 was primarily due to the cash paid for the acquisition of AMG and to the increase in accounts payable. Furthermore, deferred revenue increased at September 30, 2022 as compared to December 31, 2021, adding to the deficit. This was due to an $8.7 million large enterprise retail customer order placed in January 2022, all of which was paid in cash as of September 30, 2022. The estimated cost to deliver this order is approximately $7.4 million.

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

As of September 30, 2022, we were eligible to borrow up to $9.0 million, and had no outstanding borrowings under the line of credit.

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

Cash Flow Analysis

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$13,936	$2,225
Net cash used in investing activities	(5,824)	(405)
Net cash used in financing activities	(1,252)	(1,229)
Net increase in cash	$6,860	$591

Operating Activities

Net cash provided by operating activities increased to $13.9 million for the nine months ended September 30, 2022 from $2.2 million for the nine months ended September 30, 2021. The increase was primarily due to increases in both accounts payable and deferred revenue during the nine months ended September 30, 2022.

Investing Activities

Net cash used in investing activities was $5.8 million for the nine months ended September 30, 2022 which is comprised of cash payments in connection with the acquisition of AMG, the acquisition of the customer list and relationships of Boston Technologies, and capital expenditures of property and equipment. Net cash used in investing activities was $0.4 million for the nine months ended September 30, 2021 which was comprised of cash payments delivered in the first half of 2021 in connection with the acquisition of ExtenData and purchases of capital expenditures of property and equipment.

Financing Activities

Net cash used in financing activities was $1.3 million for the nine months ended September 30, 2022 due to the payment of employee taxes on the cashless exercise of employee stock options offset by proceeds from the exercise of employee stock options. Net cash used in financing activities was $1.2 million for the nine months ended September 30, 2021, which was primarily comprised of payments on the line of credit.

Stock Issuances

For the nine months ended September 30, 2022, certain employees exercised vested stock options previously granted under the 2014 Plan through a cashless exercise. The options exercised were net settled in satisfaction of the exercise price and employee share-based tax withholding. These shares were issued pursuant to an S-8 Registration Statement dated July 7, 2021 with respect to shares issuable pursuant to the 2014 Plan. The exercised options, utilizing a cashless exercise, are summarized in the following table:

Options exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes	Net Shares Issued	Weighted Average Share Price	Employee Share-Based Tax Withholding
550,834	$3.48	194,681	142,479	213,674	$9.85	$1,403,191

In addition, we issued 78,958 shares of common stock for proceeds of $153,908 in cash related to the exercise of stock options.

In September 2022, a portion of the common stock warrants issued by the Company in 2018 were exercised by certain of the holders on a cashless basis. As a result of the cashless exercise, 97,408 shares of common stock were issued.

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

Acquisition of Advanced Mobile Group, LLC

We completed the acquisition of Advanced Mobile Group, LLC (“AMG”) for $5.1 million on January 31, 2022. We accounted for this transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective estimated fair values, including identified intangible assets of $2.2 million and resulting goodwill of $1.9 million. Our preliminary fair value estimates of intangible assets were determined using valuation techniques based on estimates and assumptions used for similar intangible assets we acquired in connection with the acquisition of ExtenData in December 2020. As disclosed in Note 3 to the accompanying condensed consolidated financial statements, during the quarter ended September 30, 2022, management continued to refine its estimates of the fair value of assets acquired and liabilities assumed. Included in the purchase price of AMG, is contingent consideration of $0.5 million, subject to EBITDA results of AMG during each of the two years following the closing of the acquisition. We estimated the fair value of the contingent consideration based on the financial forecasts of AMG. The estimated fair values associated with the acquisition of AMG are subject to change during the measurement period which is not expected to exceed one year after the date of acquisition. Any adjustments to our preliminary purchase price allocation identified during the measurement period will be recognized in the period in which the adjustments are determined and recorded against goodwill.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are subject to interest rate risk in connection with borrowings, if any, under our line of credit, which bears interest at variable rates. As of September 30, 2022, we had no outstanding borrowings under our credit facility.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our evaluation of internal controls excluded an assessment of the internal control over financial reporting for AMG, a business that we acquired on January 31, 2022. We are currently in the process of conducting an assessment of AMG’s controls and procedures and will complete our assessment within one year. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, excluding an assessment of AMG’s internal control of financial reporting, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective September 2022 we issued 97,408 shares of common stock upon the exercise of warrants issued in 2018 in one or more private placements. In each case the holders exercised the warrants on a cashless basis. The shares issued upon exercise of the warrants were issued under the exemptions afforded under Section 4(a)(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.

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

DECISIONPOINT SYSTEMS, INC.

Dated: November 14, 2022	By:	/s/ Steve Smith
	Name:	Steve Smith
	Title:	Chief Executive Officer
(Principal Executive Officer) and Director

Dated: November 14, 2022	By:	/s/ Melinda Wohl
	Name:	Melinda Wohl
	Title:	Vice President Finance and Administration
(Principal Financial Officer and
Principal Accounting Officer)