Form 10-K
period 2022-12-31
DecisionPoint Systems, Inc.
filed 2023-03-29
CIK 1505611

‘

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

(561) 900-3723

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name on Each Exchange on Which Registered
Common Stock	DPSI	NYSE American

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of June 30, 2022, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $23.5 million.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 7,417,342 as of March 24, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2023 annual meeting of shareholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates, otherwise the Registrant will file an amendment to this Annual Report within such time period.

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

These statements involve risks, uncertainties and other factors that may cause actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Forward-looking statements in this annual report include, but are not limited to, statements about:

●	our estimates regarding expenses, future revenue, capital requirements and liquidity;

●	our plans to obtain any requisite outside funding for our current and proposed operations and potential acquisition and expansion efforts;

●	the success of the Company’s plan for growth, both internally and through pursuit of suitable acquisition candidates;

●	the ultimate impact of the COVID-19 pandemic, or any other health epidemic, on our business, our clientele, our suppliers, or the global economy as a whole;

●	the concentration of our customers and the potential effect of the loss of a significant customer;

●	debt obligations arising from our line of credit or otherwise;

●	our ability to integrate the business operations of businesses that we acquire from time to time;

●	the possibility that we may be adversely affected by other economic, business or competitive factors including market volatility, inflation, increases in interest rates, supply chain interruptions, and may not be able to manage other risks and uncertainties;

●	our ability to compete with companies producing similar products and services;

●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;

●	our ability to develop and maintain our corporate infrastructure, including our internal controls;

●	our ability to develop innovative new products and services; and

●	our financial performance.

ii

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

DecisionPoint Systems, Inc. (“DecisionPoint”, the “Company”, “we” or “us”) was originally organized in August 2010 under the laws of the Province of Ontario and subsequently filed a Certificate of Corporate Domestication with the State of Delaware on June 14, 2011

The Company, through its subsidiaries, consults, designs, and implements mobility-first enterprise solutions and services that support our customer’s operations. DecisionPoint provides managed and professional services that better enable our customers to implement and manage complex projects on time and on budget. Our products and services are intended to help our clients improve their operations and drive greater productivity. DecisionPoint partners with hardware and software companies to combine enterprise-grade handheld computers, printers, tablets, and smart phones into solutions aimed to improve productivity, provide greater levels of customer services, allowing our customers to be more competitive, DecisionPoint leverages its software and services portfolio including our Mobile Conductor Platform which provides a “Direct Store Delivery” (DSD) solution to the wholesale distribution market via our proof-of-delivery and route accounting applications. Our ViziTrace Platform provides our customers with the ability to integrate radio frequency identification (“RFID”) technology’s into existing workflows, making them more efficient and effective in the marketplace. Our Managed Services offerings provide our customers a way to implement, manage, monitor, and maintain all these technologies for the lifetime of the implementation, while supporting and augmenting our customer’s IT teams.

Acquisitions have been an important element of our growth strategy and are expected to be in the future. We have supplemented our organic growth by identifying, acquiring and integrating businesses that results in broader, more sophisticated product offerings, while diversifying and expanding our customer base and markets. In 2018, we acquired Royce Digital Systems, Inc. (“RDS”), a provider of innovative enterprise solutions. RDS has expanded our product portfolio with mission critical printers, consumables and custom labels and a wide array of on-site professional services. Additionally, RDS has provided new opportunities in the healthcare sector which is incremental to our existing markets of Retail and Logistics. In December 2020, we acquired ExtenData Solutions, LLC (“ExtenData”), an enterprise mobility solutions provider headquartered in the Denver metropolitan area.  ExtenData’s products and services are synergistic and complimentary to those provided by the Company. The ExtenData acquisition was intended to enhance and supplement the products and services offered by the Company and broaden our customer base. In January 2022, we acquired Advanced Mobile Group, LLC (“AMG”), a company that brings skills in voice directed technologies and RFID via the ViziTrace Platform.

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

A comprehensive mobile solution requires close coordination with many suppliers such as Original Equipment Manufacturers (“OEMs”) manufacturers, carriers, security organizations, software providers and others.

We have developed an ‘ecosystem’ of partners to support the assembly and manufacturing provisions of our custom and off-the-shelf solutions, including handheld device manufacturers, independent software vendors and wireless carriers.

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

During 2022 we developed a new portal, VISION. VISION is intended to offer our customers a customizable solution for monitoring actions on everything in their IT infrastructure.   Decisionpoint can manage the entire lifecycle of Mobility and IT infrastructure all in one view. VISION provides real-time visibility to manage the health, location, and status of mission-critical IT assets; VISION also enables clients to monitor the progress in major rollouts.  This enables our customers to minimize downtime and simplifying the management of a large, distributed enterprise.

VISION is intended to allow customers to:

●	Track assets by location and health status via an interactive map;

●	Monitor servers, switches, PC’s, and POS systems;

●	Deploy custom configured Mobile Devices and the surrounding Infrastructure;

●	Engage in custom asset tagging;

●	Engage in RMA creation with advanced exchange management

●	Monitor and effect repair and refurbishment of assets

Retail In-Store Operations

We assist retail customers in selecting and procuring the correct technology, deploying and installing it and managing that technology for its entire life cycle. Our VISION portal and OnPoint asset management system helps our retail customers with distributed stores and networks manage support, repairs, returns and every facet of the life of their POS systems and mobile devices. This allows our customers’ IT resources to be leveraged for competitive advantage as we take care of this critical function.

Warehousing and Distribution

DecisionPoint provides products and services to large retailers, warehouses and third-party logistics providers to ensure their logistics operations are modern, efficient and provides them with a competitive advantage. We work closely with our customers to select the right technology in a rapidly changing world intended to give them return on investment throughout its lifetime of deployment. Applications such as Yard Management, Receiving, Picking, Hands-Free, and Voice are all components of a system that provide value. DecisionPoint assists our customers to manage the largest of projects with flawless execution along with the lifecycle management services that keep those IT assets operational.

Healthcare

Through the acquisition of RDS in 2018, DecisionPoint expanded its presence in healthcare. RDS has provided hardware, integration, IT Services, and a myriad of healthcare solutions to one of the largest systems in the country for 25+ years supporting clinical workflows throughout the healthcare systems. DecisionPoint currently provides service on-site for more than 30,000 IT assets, such as Barcode printers and scanners. That expertise combined with our account base of healthcare systems and healthcare manufacturing makes this vertical our second largest vertical as of December 31, 2022.

Wholesale Distribution

Through the acquisition of ExtenData, DecisionPoint added to its portfolio of reoccurring revenue with the MobileConductor (MC) software platform. MC is application software sold into the Direct Store Delivery (DSD) and Proof of Delivery (POD) marketplace in a SaaS model. MobileConductor enables us to provide complete in-vehicle solutions inclusive of hardware and services.

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

Services

Lifecycle Management

As part of our services, DecisionPoint, helps customers maximize the life of their IT assets. When OEMs discontinue a product or provide poor service on an aging product it can force our customers into an upgrade, they may not be ready to manage or afford. We work closely with our customers in all verticals to attempt to provide them extra value at the end of an asset’s lifecycle.

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

Software

The market for enterprise mobile software is generally specialized. Enterprise mobile software systems must support industry-specific and customer-specific business processes. For this reason, we utilize several avenues to provide mobile software solutions to meet our customers’ unique requirements, including:

●	Software as a Service: SaaS is a core strategy to grow our recurring revenue base. In 2020, Decisionpoint acquired ExtenData’s MobileConductor (trademarked), a software platform targeted at the Direct Store Delivery (DSD) and the Proof of Delivery (POD) markets. In 2022, Decisionpoint acquired Advanced Mobile Group’s VizeTrace (trademarked), a software platform that manages RFID installations. Both MobileConductor and ViziTrace are owned platforms of Decisionpoint and part of its expanded IP portfolio. They will continue to be sold, supported and leveraged across our expanded base of customers nationwide.

●	Resold specialized ISV applications: The software produced by specialized independent software vendors (“ISV”) is designed to fit a particular vertical market and application. Even still, it must be tailored to meet the needs of each customer and often requires integration to the customer’s enterprise system(s). Depending on the requirements, this tailoring is provided by DecisionPoint under contract with DecisionPoint.

●	DecisionPoint custom development: When one of our off-the-shelf solutions or other ISV solution is not available, custom software can be created in-house using standardized programming platforms like the Microsoft.NET® framework, Java™, Android and Apple iOS. These are used when there is simply no other “off-the-shelf” way to meet the customer’s requirements or when a client believes their business requirements are so unique that only a custom solution will work. An increasingly popular requirement for many corporate clients, which we are able to fulfill, is a custom application that is written once, but supports multiple mobile operating systems.

Customers

Our customers include large enterprise companies across a wide range of industries including retail, healthcare, transportation and logistics.

No arrangement between us and any customer provide for a minimum amount of products or services that must be purchased by the customer nor require any customer to exclusively utilize us as a provider.

Backlog

At December 31, 2022, our backlog related to product orders that are expected to ship throughout 2023 was approximately $30.3 million.

Competition

The automatic identification and data capture (AIDC) business is one that is highly fragmented and covered by many competitors that range from a one-man shop to multi-billion-dollar companies. DecisionPoint attempts to separate itself from the competition with our expertise and ability to help a customer manage an entire project versus buying a product.

The following companies are examples of competitors in the AIDC Industry:

●	CDW Corporation – CDW provides thousands of products as a general IT supplier.

●	Denali Advanced Integration – Washington-based Denali Advanced Integration is a full system integration company with services ranging from IT Consulting, Managed Services and Enterprise Mobility Solutions.

●	Other Competitors in the U.S. – Certain ‘catalog and online’ AIDC equipment resellers offer end-users deeply discounted, commodity-oriented products; however, they typically offer limited or no maintenance support beyond the manufacturer’s warranty (which generally results in slower repair turnaround time). More importantly, as end users have become increasingly dependent on value added resellers (“VAR”) and system integrators to provide platform design, integration and maintenance, end users typically do not place major purchase orders with such resellers.

Suppliers

Products from three suppliers, Scansource, Bluestar, and Ingram Micro totaled approximately 78% of our cost of sales for the year ended December 31, 2022.

Intellectual Property

We own and maintain a portfolio of intellectual property assets which we hope to continue to build. We believe that our intellectual property assets create great value to us and therefore we take steps to protect those assets. However, because of the nature of our business and assets we have not sought patent or trademark protection of our intellectual property assets.

Employees

As of December 31, 2022, we had a total of approximately 116 full-time employees. We have not experienced any work disruptions or stoppages and we consider relations with our employees to be good.

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

Available Information

Our annual and quarterly reports, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website at www.decisionpt.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our corporate governance policies, ethics code and board of directors’ committee charters are posted under the Investor Relations section of the website. The information contained on our website is not part of, and is not incorporated by reference in, this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

Our products are highly technical and may contain undetected errors, product defects, security vulnerabilities, or software errors.

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

We had two customers who, together, represented 28% of the Company’s revenue for the year ended December 31, 2022.

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

We have established key wireless carrier relationships with T-Mobile and Verizon. We have an informal arrangement with these carriers pursuant to which they provide us referrals of end users interested in field mobility solutions, and we, in turn, provide solutions which require cellular data networks. We do not have any binding agreements with these carriers. If these carriers were to terminate or materially reduce, for any reason, their business relationships with us, our operating results would be materially harmed.

Use of third-party suppliers and service providers could adversely affect our product quality, delivery schedules or customer satisfaction, any of which could have an adverse effect on our financial results.

In particular, we rely heavily on a number of privileged vendor relationships as a value-added reseller (“VAR”) for the Motorola Solutions Partner Pinnacle Club program, a manufacturer of bar code scanners and portable data terminals; as an Honors Solutions Provider for Intermec, a manufacturer of bar code scanners and terminals; as a Premier Partner with Zebra, a printer manufacturer, and O’Neil, the leading provider of ‘ruggedized’ handheld mobile printers. The loss of VAR status with any of these manufacturers could have a substantial adverse effect on our business. Our ability to meet financial objectives depends on our ability to timely obtain an adequate delivery of hardware as well as services from our vendors. Certain supplies are available from a single source or limited sources for which we may be unable to provide suitable alternatives in a timely manner. In addition, we may experience increases in vendor prices that could have a negative impact on our business. Credit constraints by our vendors could cause us to accelerate payables by us, impacting our cash flow. Any unanticipated expense, or disruption in our business or operations relating a limited number of suppliers could adversely affect our business, financial condition and results of operations.

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

Our revolving-line-of-credit agreement as well as our term loan impose operating restrictions on us in the form of financial and non-financial covenants. These restrictions may limit the manner in which we can conduct our business and may restrict us from engaging in favorable business opportunities.

If we incur debt in future periods, our indebtedness may adversely affect our cash flow and our ability to operate our business.

As of December 31, 2022, we had availability under a line of credit of $9 million. Our current line of credit expires in July 2024. Our level of indebtedness relative to stockholders’ equity could have important consequences to you, including with respect to our ability to declare and pay a dividend, and significant effects on our business, including the following:

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

We expect to obtain the funds to pay our day-to-day expenses and to repay our indebtedness primarily from our operations. Our ability to meet our expenses and make these payments therefore depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flow from operations in the future, and our currently anticipated growth in sales and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including the outstanding promissory notes, or to fund other liquidity needs. If we do not have enough funds, we may be in breach our debt covenants and/or be required to refinance all or part of our then existing debt, sell assets or borrow more funds, which we may not be able to accomplish on terms favorable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

Our sales and profitability may be affected by changes in macro-economic, business or industry conditions.

If the economic climate in the U.S. or abroad deteriorates as a result of COVID-19, global conflicts in Europe (or elsewhere), rising interest rates, or otherwise, customers or potential customers could reduce or delay their technology investments. Reduced or delayed technology investments could decrease our sales and profitability. In this environment, our customers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products and services. This may lead to longer sales cycles, delays in purchase decisions, payment and collection, and can also result in downward price pressures, causing our sales and profitability to decline. In addition, general economic uncertainty and volatility arising from geopolitical events and concerns, inflation, rises in energy prices, changes in interest rates and general declines in capital spending in the information technology sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve. There are many other factors which could affect our business, including:

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

We are dependent on information technology systems and infrastructure (cybersecurity).

We rely upon technology systems and infrastructure. Our technology systems are potentially vulnerable to breakdown or other interruption by fire, power loss, system malfunction, unauthorized access and other events such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software. Likewise, data privacy breaches by employees and others with permitted access to our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we have invested heavily in the protection of data and information technology and in related training, there can be no assurance that our efforts will prevent significant breakdowns, breaches in our systems or other cyber incidents that could have a material adverse effect upon our reputation, business, operations or financial condition of the company. In addition, significant implementation issues may arise as we continue to consolidate and outsource certain computer operations and application support activities.

We are subject to evolving privacy laws in the United States and other jurisdictions that are subject to potentially differing interpretations and which could adversely impact our business and require that we incur substantial costs.

Existing privacy-related laws and regulations in the United States and other countries are evolving and are subject to potentially differing interpretations, and various U.S. federal and state or other international legislative and regulatory bodies may expand or enact laws regarding privacy and data security-related matters. In addition, the California Consumer Privacy Act (the “CCPA”), which took effect in January 2020, was amended by the California Privacy Rights Act (“the “CPRA”) and took full effect in January 2023. The CCPA and CPRA, among other things, gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. Other U.S. states and the U.S. Congress have introduced, and some states like Virginia and Colorado have enacted in 2021, data privacy legislation, which may impact our business. Data privacy legislation, amendments and revisions to existing data privacy legislation, and other developments impacting data privacy and data protection may require us to modify our data processing.

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

We have grown in part as a result of our various acquisitions, including the acquisitions of ExtenData, Royce Digital Systems, Inc., and Advanced Mobile Group, LLC, and we anticipate continuing to grow in this manner. Although we expect to regularly consider additional strategic transactions in the future, we may not identify suitable opportunities or, if we do identify prospects, it may not be possible to consummate a transaction on acceptable terms. Antitrust or other competition laws may also limit our ability to acquire or work collaboratively with certain businesses or to fully realize the benefits of a prospective acquisition. Furthermore, a significant change in our business or the economy, an unexpected decrease in our cash flows or any restrictions imposed by our indebtedness may limit our ability to obtain the necessary capital or otherwise impede our ability to complete a transaction. Regularly considering strategic transactions can also divert management’s attention and lead to significant due diligence and other expenses regardless of whether we pursue or consummate any transaction. Failure to identify suitable transaction partners and to consummate transactions on acceptable terms, as well as the commitment of time and resources in connection with such transactions, could have a material adverse effect on our business, financial condition and results of operations.

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

We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to decline.

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

Our inability to hire, train and retain qualified employees could cause our financial condition to weaken.

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

Our financial condition and results of operations at times have been and may continue to be impacted by the COVID-19 pandemic.

Our overall performance depends upon domestic and worldwide economic and political conditions. The COVID-19 pandemic continues to contribute to volatility, uncertainty, and economic disruption. Effects of the pandemic continue to contribute to disruptions to global supply chains and contributing to labor shortages. The COVID-19 pandemic continues to have widespread, evolving, and unpredictable impacts on global society, economies, financial markets, and business practices. Despite the efforts to contain the pandemic, new variants of the virus are, at times, causing additional outbreaks. The COVID-19 pandemic has impacted and may continue to impact our business operations, including our employees, customers, partners, and communities, and there is uncertainty in the nature and degree of its continued effects over time.

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

We have experienced disruption in our supply chain as a result of the effects of COVID-19 and related events, and are subject to ongoing supply chain risks, which adversely affect our revenue and results of operations.

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

RISKS RELATING TO OUR SECURITIES

Despite our listing on the NYSE American, there can be no assurance that an active trading market for our common stock will develop or be sustained, and the NYSE American may subsequently delist our common stock if we fail to comply with ongoing listing standards.

In May 2022, our common stock commenced trading on the NYSE American under the symbol “DPSI.” The NYSE American’s rules for listed companies require us to meet certain financial, public float, bid price and liquidity standards on an ongoing basis in order to continue the listing of our common stock. To satisfy the initial listing standards for the NYSE American, we had to execute a reverse stock split. In addition to specific listing and maintenance standards, the NYSE American has broad discretionary authority over the continued listing of securities, which it could exercise with respect to the listing of our common stock.

As a listed company, we are required to meet the continued listing requirements applicable to all NYSE American companies. If we fail to meet those standards, as applied by NYSE American in its discretion, our common stock may be subject to delisting. We intend to take all commercially reasonable actions to maintain our NYSE American listing. If our common stock is delisted in the future, it is not likely that we will be able to list our common stock on another national securities exchange and, as a result, we expect our securities would be quoted on an over-the-counter market; however, if this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our common stock and reduced liquidity for the trading of our securities. In addition, in the event of such delisting, we could experience a decreased ability to issue additional securities and obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock is listed on NYSE American, shares of our common stock qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on NYSE American, our securities would not qualify as covered securities under the statute, and we would be subject to regulation in each state in which we offer our securities.

Further, there can be no assurance that an active trading market for our common stock will be sustained despite our listing on the NYSE American.

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our primary administrative offices and warehouse are located in Laguna Hills, California where we lease approximately 31,000 square feet, of which we sublease approximately 16,000 square feet. We believe that our facilities are adequate for our current needs. As of the date of this annual report, our principal executive office is located at 1615 South Congress Avenue, Suite 103, Delray Beach Florida.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently listed on the NYSE American under the symbol “DPSI”. From February 1, 2021 until May 4, 2022, our common stock was quoted on the OTCQB Venture Market operated by OTC Markets Group, Inc. under the symbol “DPSI”.

As of March 24, 2023, there are 7,417,342 shares of our common stock outstanding.

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

Holders of Record

As of March 24, 2023, there were approximately 121 stockholders of record of our common stock.

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

In December 2020, we completed the acquisition of ExtenData, a privately held company with corporate headquarters in Centennial, CO. DecisionPoint acquired ExtenData to better serve its customers, deepen its expertise in manufacturing, transportation and logistics, and hospitality, and provide a stronger regional presence across the Rocky Mountain and Southwest regions of the United States.

In January 2022, we completed the acquisition of AMG, a privately held company headquartered in Doylestown, Pennsylvania. DecisionPoint acquired Advanced Mobile Group to expand DecisionPoint’s mobility-first enterprise solutions and service offerings and grow its capabilities in the mid-Atlantic region. AMG is a regional leader providing services, hardware, software, integration, and wireless networking solutions, with deep experience in warehousing and distribution, manufacturing, mobile workforce automation, retailing, and healthcare segments, and 600 customers.

The future impact of the COVID-19 pandemic on our business and results of operations is unknown and will depend on future developments, which fluctuate and are uncertain and cannot be predicted with confidence While our overall business and revenue since the onset of the pandemic have not been materially adversely impacted, certain of our customers, particularly those in the retail sector, have at times been significantly impacted by COVID-19 and the pandemic has contributed to disruptions in supply chains and labor shortages across industries, and therefore our results of operations during 2022 are not necessarily indicative of results to be expected in 2023 in light of the uncertainties surrounding the impact of COVID-19 pandemic on many of our customers and suppliers. Although our results of operations were not materially adversely impacted, we have experienced supplier shipment delays due to a supply chain and logistic challenges resulting in delays in revenue recognition.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales (in thousands):

	Year Ended December 31,
	2022	2021
Income Statement Data:
Net sales	$97,415	$65,943
Cost of sales	74,320	50,639
Gross profit	23,095	15,304
Sales and marketing expenses	9,218	7,354
General and administrative expenses	9,430	7,552
Total operating expenses	18,648	14,906
Operating income	4,447	398
Interest expense	(56)	(79)
Gain on extinguishment of debt	-	1,211
Other expense	(15)	-
Income before income taxes	4,376	1,530
Income tax expense	(1,265)	(116)
Net income attributable to common shareholders	$3,111	$1,414
Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of sales	76.3%	76.8%
Gross profit	23.7%	23.2%
Sales and marketing expenses	9.5%	11.2%
General and administrative expenses	9.7%	11.5%
Total operating expenses	19.1%	22.6%
Operating income	4.6%	0.6%
Interest expense	-0.1%	-0.1%
Gain on extinguishment of debt	0.0%	1.8%
Other expense	0.0%	0.0%
Income before income taxes	4.5%	2.3%
Income tax expense	-1.3%	-0.2%
Net income attributable to common shareholders	3.2%	2.1%

Results of Operations for the Year Ended December 31, 2022 compared to the Year Ended December 31, 2021

Net sales

	Year Ended December 31,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
Hardware and software	$71,774	$44,355	$27,419	61.8%
Consumables	7,305	6,125	1,180	19.3%
Services	18,336	15,463	2,873	18.6%
	$97,415	$65,943	$31,472	47.7%

Net sales increased by 47.7%, or $31.5 million, for the year ended December 31, 2022 compared to the year ended December 31, 2021. The increase in net sales was primarily driven by significant equipment orders by two of our large enterprise customers which contributed an increase of $23.1 million in net sales for the 2022 fiscal year, and a $8.9 million increase in overall net sales associated with sales by AMG which we acquired on January 31, 2022 (and, thus, there were no corresponding sales by AMG included in our results of operations 2021)

Cost of sales

	Year Ended December 31,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
Hardware and software	$56,952	$35,573	$21,739	60.1%
Consumables	5,262	4,370	892	20.4%
Services	12,106	10,696	1,410	13.2%
	$74,320	$50,639	$23,681	46.8%

Cost of sales increased by 46.8%, or $23.7 million during the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to higher hardware sales volume and a $5.8 million increase in overall cost of sales associated with cost of sales of AMG that we acquired on January 31, 2022 (and, thus, there were no corresponding costs of sales of AMG included in our results of operations for 2021).

Gross profit

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Gross profit:
Hardware and software	$14,822	$8,782
Consumables	2,043	1,755
Services	6,230	4,767
Total gross profit	$23,095	$15,304

Gross profit percentage:
Hardware and software	20.7%	19.8%
Consumables	28.0%	28.7%
Services	34.0%	30.8%
Total gross profit percentage	23.7%	23.2%

Gross profit increased $7.8 million for the year ended December 31, 2022 as compared to the year ended December 31, 2021, primarily as a result of higher sales volume and the other impacts noted above. Overall gross profit margin increased 50 basis points primarily due to an increase in the gross margins of hardware sales.

Sales and marketing expenses

	Year Ended December 31,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
Sales and marketing expenses	$9,218	$7,354	$1,864	25.3%
As a percentage of sales	9.5%	11.2%	—	(1.7)%

Sales and marketing expenses increased $1.9 million, or 25.3%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to a $1.0 million increase in commissions on higher sales volume during 2022, combined with $1.1 million in additional expenses for AMG operations that were acquired on January 31, 2022 (and, thus, there were not corresponding sales and marketing expenses of AMG included in our results of operations for 2021). These increases were offset by a $0.2 million decrease in salary expense. As a percentage of sales, sales and marketing expenses decreased 170 basis points primarily due to higher sales volume for the year ended December 31, 2022.

General and administrative expenses

	Year Ended December 31,		Dollar	Percent
	2022	2021	Change	Change
	(dollars in thousands)
General and administrative expenses	$9,430	$7,552	$1,878	24.9%
As a percentage of sales	9.7%	11.5%	—	(1.8)%

General and administrative expenses increased $1.9 million, or 24.9%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The increase in these expenses was due to a $2.4 million increase in expenses primarily associated with AMG (which we acquired in January 2022, and, thus, there were no corresponding general and administrative expenses by AMG included in our results of operations for 2021), offset by a $0.4 million decrease in stock compensation expense due to fewer stock grants in 2022 as compared to 2021. As a percentage of sales, general and administrative costs decreased 180 basis points primarily due the higher sales volume in 2022.

Interest expense. The decrease in interest expense to $56,000 for the 2022 fiscal year from $79,000 last year was due to a decrease in average debt balances during 2022 as compared to 2021.

Gain on extinguishment of debt. We recorded a gain on extinguishment of debt of $1.2 million in the first quarter of 2021 in connection with the forgiveness of the PPP Loans by the US Small Business Administration (“SBA”).

Income tax expense. Income tax expense was approximately $1.3 million and $0.1 million for the year ended December 31, 2022 and December 31, 2021, respectively. The lower income tax rate this year is primarily associated with the tax exemption for the gain on extinguishment of debt recognized in the first quarter of 2021.

Net income. Net income was $3.1 million for 2022 compared to $1.4 million in 2021.

Liquidity and Capital Resources

As of December 31, 2022, our principal sources of liquidity were cash totaling $7.6 million and $9.0 million of availability under our line of credit. In recent years, we have financed our operations primarily through cash generated from operating activities, borrowings from term loans and our line of credit. In the past, we have historically generated operating losses and negative cash flows from operating activities as reflected in our accumulated deficit. However, we generated operating income for each of the years ended December 31, 2018 through December 31, 2022. Based on our recent trends and our current projections, we expect to generate cash from operations for the year ending December 31, 2023. Given our projections, combined with our existing cash and credit facilities, we believe the Company has sufficient liquidity for at least the next 12 months.

Our ability to continue to meet our cash requirements will depend on, among other things, macro-economic conditions, U.S. and global economic activity, continuing disruptions in supply chains and labor shortages across industry sectors, our ability to achieve anticipated levels of revenues and cash flow from operations, our ability to manage costs and working capital successfully and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to, among other things, volatile macro-economic conditions. Consequently, the duration of the pandemic and our estimates on the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the event of a sustained market deterioration, and declines in net sales, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all.

Working Capital

	December 31, 2022	December 31, 2021	Increase/ (Decrease)
	(in thousands)
Current assets	$32,272	$19,334	$12,939
Current liabilities	31,665	18,352	13,314
Working capital	$607	$982	$(375)

The working capital as of December 31, 2022 decreased slightly from with the working capital balance at December 31, 2021.

Line of Credit

On July 30, 2021, we entered into a Loan and Security Agreement (the “Loan Agreement”) with MUFG Union Bank, National Association. The Loan Agreement provides for a revolving line of credit of up to $9.0 million with our obligations being secured by a security interest in substantially all of our assets. Loans extended to us under the Loan Agreement are scheduled to mature on July 31, 2024. The availability under the line of credit is not determined by a borrowing base calculation on our existing accounts receivable balance and bears interest at a variable rate (currently at 7.50%).

As of December 31, 2022, we were eligible to borrow up to $9.0 million, and had no outstanding borrowings under the line of credit.

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

Cash Flow Analysis

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$12,424	$2,352
Net used in investing activities	(6,002)	(541)
Net cash used in financing activities	(1,367)	(1,229)
Net increase in cash	$5,055	$582

Operating Activities

Net cash provided by operating activities increased to $12.4 million for the year ended December 31, 2022 from $2.4 million for the year ended December 31, 2021. The increase was primarily due to higher net income and increases in both deferred revenue and accounts payable.

Investing Activities

Net cash used in investing activities was $6.0 million for the year ended December 31, 2022 which is comprised of cash payments in connection with the acquisition of AMG, the acquisition of the customer list and relationships of Boston Technologies, and capital expenditures of property and equipment. Net cash used in investing activities was $0.5 million for the year ended December 31, 2021, which was comprised of cash payments delivered in connection with the acquisition of ExtenData and purchases of capital expenditures of property and equipment.

Financing Activities

Net cash used in financing activities was $1.4 million for the year ended December 31, 2022, which primarily comprised of payments for taxes on the cashless exercise of stock options. Net cash used in financing activities was $1.2 million for the year ended December 31, 2021 which comprised of the repayment of debt, partially offset by proceeds of long-term debt.

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

Maintenance services - We sell certain OEM hardware and software maintenance support arrangements to our clients. We also offer an internal maintenance agreement related to hardware. These contracts are support service agreements for the hardware and/or software products that were acquired from us and others. Although these are third-party support agreements for maintenance on the specific hardware and/or software products, our internal help desk and systems engineers assist customers by providing technical assistance on the source of or how to fix the problem. In addition, we also provide a turn back feature, deploying replacements as needed while we manage the return and reverse logistics of the product back to the OEM. Revenue related to service contracts is recognized ratably over the term of the agreement, generally over one to three years.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

DecisionPoint Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DecisionPoint Systems, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for customer contracts included the following:

●	We evaluated management’s significant accounting policies related to revenue from contracts with customers for reasonableness and compliance with U.S. generally accepted accounting principles.

●	We tested management’s identification of performance obligations and its assessment of whether or not the performance obligations are distinct.

●	We evaluated the reasonableness of management’s estimate of stand-alone selling prices for products and services and the allocation of the transaction price among the identified performance obligations.

●	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements.

●	We evaluated management’s analysis of whether the Company is a principal (gross reporting of revenues) or an agent (net reporting of revenues) in its revenue transactions.

●	We selected a sample of revenue transactions for each of the Company’s significant revenue streams and obtained the related customer agreements and performed the following procedures:

◌	Obtained and read source documents for each selection, including master agreements, customer purchase orders, shipping documents, and other documentation that was part of the agreement.

◌	Tested management’s identification and treatment of the key contract terms.

◌	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of the Company’s accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

Acquisition of Advanced Mobile Group, LLC

Critical Audit Matter Description

On January 31, 2022, the Company closed its acquisition of 100% of the members’ interest of Advanced Mobile Group, LLC (“AMG”) for net consideration of $5.1 million, including an earn-out obligation (the “Transaction”), as disclosed in Note 3 to the consolidated financial statements. The transaction is accounted for as a business combination and the Company allocated $2.6 million of the acquisition purchase price to definite-lived intangible assets.

Auditing management’s allocation of the purchase price to the estimated fair value of the net assets acquired from AMG involved especially subjective and complex judgements due to the significant estimation required in determining the fair value of definite-lived intangible assets, including customer lists and relationships. The significant estimations related to the definite-lived intangible assets involve projections of future cash flows, discount rates, customer attrition rates, economic lives, and other factors.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to testing management’s estimate of the fair values of definite-lived intangible assets acquired from AMG included evaluating the valuation methodology employed by the Company and testing the completeness and accuracy of key data supporting significant assumptions in the valuation model. For example, we compared the forecasted customer attrition rates to historical sales turnover data, and we tested the reasonableness of management’s projected sales and gross margins data by analyzing them against historical performance.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

We have served as the Company’s auditor since 2016.

Irvine, California

March 29, 2023

DecisionPoint Systems, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$7,642	$2,587
Accounts receivable, net	17,085	12,302
Inventory, net	4,417	2,111
Deferred costs	2,729	1,998
Prepaid expenses and other current assets	399	336
Total current assets	32,272	19,334
Operating lease assets	2,681	329
Property and equipment, net	1,817	834
Deferred costs, net of current portion	2,868	1,492
Deferred tax assets	848	1,999
Intangible assets, net	4,531	3,564
Goodwill	10,499	8,128
Other assets	41	50
Total assets	$55,557	$35,730
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,755	$10,273
Accrued expenses and other current liabilities	5,357	3,220
Deferred revenue	6,021	4,599
Current portion of long-term debt	3	3
Current portion of operating lease liabilities	529	257
Total current liabilities	31,665	18,352
Deferred revenue, net of current portion	4,331	2,510
Long-term debt	143	146
Noncurrent portion of operating lease liabilities	2,706	83
Other liabilities	130	381
Total liabilities	38,975	21,472
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 7,416 and 7,007 shares issued and outstanding, respectively	7	7
Additional paid-in capital	38,429	39,216
Accumulated deficit	(21,854)	(24,965)
Total stockholders’ equity	16,582	14,258
Total liabilities and stockholders’ equity	$55,557	$35,730

See Accompanying Notes to the Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	Year Ended December 31,
	2022	2021
Net sales:
Product	$79,079	$50,480
Service	18,336	15,463
Net sales	97,415	65,943
Cost of sales:
Product	62,214	39,943
Service	12,106	10,696
Cost of sales	74,320	50,639
Gross profit	23,095	15,304
Operating expenses:
Sales and marketing expense	9,218	7,354
General and administrative expenses	9,430	7,552
Total operating expenses	18,648	14,906
Operating income	4,447	398
Interest expense	(56)	(79)
Gain on extinguishment of debt	—	1,211
Other expense	(15)	—
Income before income taxes	4,376	1,530
Income tax expense	(1,265)	(116)
Net income and comprehensive income attributable to common stockholders	$3,111	$1,414
Earnings per share attributable to stockholders:
Basic	$0.43	$0.20
Diluted	$0.41	$0.19
Weighted average common shares outstanding
Basic	7,261	6,947
Diluted	7,562	7,593

See Accompanying Notes to the Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	6,788	$7	$38,236	$(26,379)	11,864
Net income	—	—	—	1,414	1,414
Share-based compensation expense	—	—	1,003	—	1,003
Exercise of warrants	152	—	—	—	—
Exercise of stock options	67	—	(23)	—	(23)
Balance at December 31, 2021	7,007	7	39,216	(24,965)	$14,258
Net income	—	—	—	3,111	3,111
Share-based compensation expense	—	—	577	—	577
Exercise of stock options	79	—	154	—	154
Cashless exercise of warrants	98	—	—	—	—
Cashless exercise of stock options	232	—	(1,518)	—	(1,518)
Balance at December 31, 2022	7,416	$7	$38,429	$(21,854)	$16,582

See Accompanying Notes to the Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2022	2021
Cash flows from operating activities
Net income	$3,111	$1,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,465	1,387
Amortization of deferred financing costs and note discount	-	24
Loss on fixed asset disposal	22	-
Share-based compensation expense	577	1,003
Acquisition earn-out adjustment	-	(187)
Gain on extinguishment of debt	-	(1,211)
Deferred income taxes, net	254	(26)
Provision for doubtful accounts	249	-
Changes in operating assets and liabilities:
Accounts receivable	(3,630)	4,136
Inventory, net	(2,177)	(1,227)
Deferred costs	(1,984)	351
Prepaid expenses and other current assets	(54)	(294)
Other assets, net	-	(28)
Accounts payable	8,924	(2,579)
Accrued expenses and other current liabilities	914	278
Due to related parties	-	(34)
Operating lease liabilities	543	(7)
Deferred revenue	3,095	(648)
Net cash provided by operating activities	12,309	2,352
Cash flows from investing activities
Purchases of property and equipment	(1,477)	(371)
Cash paid for acquisitions, net of cash acquired	(4,525)	(170)
Net cash used in investing activities	(6,002)	(541)
Cash flows from financing activities
Repayment of term debt	(3)	—
Line of credit, net	—	(1,206)
Taxes paid in lieu of shares issued for share-based compensation	(1,403)	(25)
Proceeds from exercise of stock options	154	2
Net cash used in financing activities	(1,252)	(1,229)
Change in cash	5,055	582
Cash, beginning of year	2,587	2,005
Cash, end of year	$7,642	$2,587
Supplemental disclosures of cash flow information
Cash paid for interest	$45	$50
Cash paid for income taxes	$1,065	$365
Supplemental disclosure of non-cash activities
Leased assets obtained in exchange for new operating lease liabilities	$3,211	$—
Disposals of depreciated property and equipment	$420	$—
Cashless exercise of stock options	$115	$—

See Accompanying Notes to the Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Notes to the Consolidated Financial Statements

Note 1: Description of Business

DecisionPoint Systems, Inc., which we sometimes refer to as the “Company”, “we” or “us”, is an enterprise mobility systems integrator that sells, installs, deploys and repairs mobile computing, POS equipment and wireless systems that are used both within a company’s facilities and in the field. These systems generally include mobile computers, mobile application software, and related data capture equipment including bar code scanners and radio frequency identification (“RFID”) readers. We also provide services, consulting, staging, kitting, deployment, maintenance, proprietary and third-party software and software customization as an integral part of our customized solutions for our customers. The suite of products utilizes the latest technologies with the intent to make complex mobile technologies easy to use, understand and keep running within all vertical markets such as merchandising, sales and delivery, field service, logistics and transportation and warehouse management.

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

Accounts Receivable

Accounts receivable are stated at net realizable value, and as such, earnings are charged with a provision for doubtful accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine an allowance based on historical write-off experience and specific account information available. Accounts receivable are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $262,000 and $20,000 as of December 31, 2022 and 2021, respectively. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts and the related customer receivable.

Inventory

Inventory consists solely of finished goods and is stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out (FIFO) method. We periodically review our inventory and make provisions as necessary for estimated obsolete and slow-moving goods. The creation of such provisions results in a reduction of inventory to net realizable value and a charge to cost of sales. Inventories are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $42,000 and $59,000 as of December 31, 2022 and 2021, respectively.

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

Intangible Assets and Long-lived Assets

We evaluate our intangible and long-lived assets for impairment when events or circumstances arise that indicate intangible and long-lived assets may be impaired. Indicators of impairment include, but are not limited to, a significant deterioration in overall economic conditions, a decline in the market capitalization, the loss of significant business, or other significant adverse changes in industry or market conditions. We completed the qualitative assessment for impairment and determined that there was no impairment during the years ended December 31, 2022 and 2021. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in an impairment of intangible and long-lived assets in the future.

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

We completed our annual assessment for goodwill impairment and determined that goodwill was not impaired as of December 31, 2022 and 2021.

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

As of December 31, 2022, the total aggregate transaction price allocated to the unsatisfied performance obligations was approximately $10.4 million, of which approximately $6.0 million is expected to be recognized over the next 12 months.

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

We defer costs to acquire contracts, including commissions, incentives and payroll taxes if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are amortized to sales and marketing expense over the contract term, generally over one to three years. We have elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We include deferred contract acquisition costs in “Prepaid expenses and other current assets” in the consolidated balance sheets. As of December 31, 2022 and December 31, 2021, we deferred $204,000 and $136,000, respectively, of related contract acquisition costs.

The following table summarizes net sales by revenue source (in thousands):

	Year Ended December 31,
	2022	2021
Hardware and software	$71,774	$44,355
Consumables	7,305	6,125
Services	18,336	15,463
	$97,415	$65,943

Concentration of Risk

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and accounts receivable. All our cash balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor at each financial institution. As of December 31, 2022, we had approximately $6,741,000 on deposit in excess of the insurance limits. We have not experienced any such losses in these accounts.

In 2022, two customers accounted for approximately 17% and 11%, or $16.2 million and $8.3 million, of our net sales. No single customer in 2022 accounted for more than 10% of net sales. Accounts receivable from one of these two customers at December 31, 2022 accounted for 27% of total accounts receivable.

For the year ended December 31, 2022, we had purchases from three suppliers that collectively represented 78% of total purchases and 75% of accounts payable at December 31, 2022. Loss of a significant vendor could have a material adverse effect on our operations.

In 2021, one customer accounted for approximately 14%, or $9.0 million, of our net sales. No other single customer in 2021 accounted for more than 10% of net sales. Accounts receivable from this one customer at December 31, 2021 accounted for 11% of total accounts receivable.

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

At December 31, 2022 and 2021, we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate over the next 12 months. As of December 31, 2022 and 2021, we had no accrued interest or penalties.

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

In March 2020, the FASB issued ASU No. 2020-04 (“ASU 2020-04”), “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and financial reporting and accounting exceptions for contracts, hedging accounting and other transactions that reference London Interbank Offered Rate (“LIBOR”) and are expected to be discontinued because of reference rate reform and will not apply to contracts entered into after December 31, 2022. In January 2021, the FASB issued ASU 2021-01, which refines the scope of Topic 848 and clarifies some of its guidance as part of the FASB’s monitoring of global reference rate activities. The new guidance was effective upon issuance, and we can elect to apply the amendments prospectively through December 31, 2022. The adoption of this guidance did not have an impact on our consolidated financial statements.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. This ASU will require the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which, among other things, defers the effective date of ASU 2016-13 for public filers that are considered smaller reporting companies, as defined by the SEC, to fiscal years beginning after December 15, 2022, including interim periods within those years.. Although management continues to analyze the provisions of this ASU, currently, we believe the adoption of this ASU will not significantly impact the Company’s consolidated results of operations and financial position.

There are no other accounting standards that have been issued but not yet adopted that we believe could have a material impact on our consolidated financial statements.

Note 3: Acquisitions

Advanced Mobile Group, LLC

On January 31, 2022, we entered into a Membership Unit Purchase Agreement and concurrently closed upon the acquisition of all of the issued and outstanding membership interests of AMG for $5.1 million. The consideration we paid is comprised of cash of $4.6 million, of which $4.4 million was paid as of December 31, 2022, and an estimated earn-out obligation valued at $0.5 million, subject to the financial performance of AMG during each of the two years following the closing of the acquisition. As a result of the acquisition, AMG became a wholly owned subsidiary of the Company.

In the fourth quarter of 2022, we finalized our analysis of the estimated fair value of the acquisition purchase price (including earn-outs) and the estimated fair value of the assets acquired and liabilities assumed in the acquisition. Relative to the provisional amounts recorded as of March 31, 2022, changes to the fair value of assets and liabilities assumed at the date of AMG acquisition were a result of updating the purchase price allocation and were comprised of (i) $0.5 million decrease in customer lists and relationships, (ii) a $0.1 million decrease in the trade name, (iii) a $0.1 million increase in backlog, (iv) a $0.1 million increase in developed technology, (v) a $0.1 million decrease in deferred revenue, (vi) a $0.9 million decrease in deferred tax assets and (vii) a $1.4 million increase in goodwill.

As of December 31, 2022, the allocation of the total consideration to the estimated fair value of acquired net assets as of the acquisition date for AMG is as follows (in thousands):

Cash	$170
Accounts receivable	1,402
Inventory	129
Prepaids and other current assets	123
Customer lists and relationships	1,930
Trade name	360
Backlog	280
Developed technology	70
Accounts payable	(558)
Accrued expenses	(152)
Deferred tax assets	(897)
Deferred revenue	(148)
Total fair value excluding goodwill	2,709
Goodwill	2,371
Total consideration	$5,080

The estimated useful lives of intangible assets recorded related to the AMG acquisition are as follows (in thousands):

Expected Life
Customer lists and relationships	7 years
Trade name	3 years
Backlog	11 months
Developed technology	3 years

Other acquisition

In March 2022, we acquired the customer lists and relationships of Boston Technologies, a provider of mobile order management and route accounting software for direct store delivery (DSD) operations, for cash of $0.3 million.

Note 4: Intangible Assets

Definitive lived intangible assets are as follows (in thousands):

	December 31, 2022			December 31, 2021
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists and relationships	$7,940	$(3,850)	$4,090	$5,690	$(2,453)	$3,237
Trade names	1,360	(973)	387	1,000	(699)	301
Developed technology	140	(86)	54	70	(44)	26
Backlog	340	(340)	-	60	(60)	-
	$9,780	$(5,249)	$4,531	$6,820	$(3,256)	$3,564

The range of useful lives and the weighted-average remaining useful life of amortizable intangible assets at December 31, 2022 is as follows:

	Expected Life	Weighted Average Remaining Useful Life
Customer lists and relationships	7-15 years	11 years
Trade names	3 years	2 years
Developed technology	3 years	2 years

The amortization expense of the definite lived intangible assets for the years remaining is as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2023	$1,395
2024	951
2025	647
2026	517
2027	446
Thereafter	575
Total	$4,531

Amortization expense recognized during the years ended December 31, 2022 and 2021 was $2.0 million and $1.1 million, respectively. Amortization expense is calculated on an accelerated basis.

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

For periods presented in which there is a net loss, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive. Below is a reconciliation of the fully dilutive securities effect for the years ended December 31, 2022 and 2021 (in thousands, except per share data):

	2022	2021
Net income attributable to common stockholders	$3,111	$1,414

Weighted average basic shares outstanding	7,261	6,947
Dilutive effect of stock options and restricted stock	301	646
Weighted average shares for diluted earnings per share	7,562	7,593

Basic income per share	$0.43	$0.20
Diluted income per share	$0.41	$0.19

Note 6: Property and Equipment

Property and equipment consist of the following at December 31 (in thousands):

	2022	2021
Software and computer equipment	$1,502	$1,223
Furniture and fixtures	176	204
Leasehold improvements	643	109
Equipment	311	25
Property and equipment, gross	2,632	1,561
Accumulated depreciation	(815)	(727)
Property and equipment, net	$1,817	$834

Depreciation and amortization expense related to property and equipment during the years ended December 31, 2022 and 2021 was $0.5 million and $0.3 million, respectively.

Note 7: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31 (in thousands):

	2022	2021
Salaries and benefits	$2,743	$2,182
Accrued earn out obligation related to acquisitions	829	188
Sales tax payable	1,016	366
Professional fees	188	305
Vendor purchases	44	66
Customer deposits	265	90
Other	272	23
Total accrued expenses and other current liabilities	$5,357	$3,220

Note 8: Line of Credit

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

Interest and Fees

Loans under the Loan Agreement with an outstanding balance of at least $150,000 bear interest, at our option, at a base interest rate equal to the London Interbank Offered Rate (“LIBOR”) plus 2.50% or a base rate equal to an index offered by the Bank for the interest period selected and is payable at the on the last day of each month commencing on August 31, 2021 (7.50% at December 31, 2022). If the LIBOR rate is selected, the interest rate on the loans adjusts at the end of each LIBOR rate period (1, 2, 3, 6, or 12 month term) selected by us. All other loan amounts bear interest at a rate equal to an index rate determined by the Bank, which shall vary when the index rate changes. We have the right to prepay variable interest rate loans, in whole or in part at any time, without penalty or premium. Amounts outstanding with a base interest rate may be prepaid in whole or in part provided we have given the Bank written notice of at least five days prior to prepayment and pay a prepayment fee. At any time prior to the maturity date, we may borrow, repay and reborrow amounts under the Loan Agreement, subject to the prepayment terms, and as long as the total outstanding does not exceed $9.0 million. The Loan Agreement requires a commitment fee of 0.25% per year, payable quarterly and in arrears, on any unused portion of the line of credit.

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

As of December 31, 2022, we were in compliance with all of our covenants, were eligible to borrow up to $9.0 million, and had no outstanding borrowings under the line of credit.

Note 9: Term Debt

The following table sets forth our outstanding term debt as of December 31 (in thousands):

	Maturity Date	December 31, 2022	December 31, 2021
EIDL promissory note	August 27, 2051	$146	$149
Total term debt		$146	$149

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

The following table sets forth future principal payments for outstanding debt (in thousands):

2023	$3
2024	3
2025	4
2026	4
2027	4
Thereafter	128
Total minimum payments	$146

Note 10: Income Taxes

The provision for income taxes for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	2022	2021
Current:
Federal	$910	$7
State	101	135
	1,011	142
Deferred:
Federal	(39)	70
State	293	(96)
	254	(26)
Valuation allowance	—	—
Total income tax expense	$1,265	$116

Our deferred tax assets and liabilities are as follows (in thousands):

	2022	2021
Allowance for doubtful accounts	$68	$5
Inventory reserve and uniform capitalization	57	38
Accrued expenses and other liabilities	269	40
Deferred revenue	46	72
Other assets	41	338
Property and equipment	(364)	(158)
Intangibles	(150)	201
Goodwill	(121)	(114)
Net operating loss carryforwards	1,002	1,577
Total deferred tax assets	848	1,999
Valuation allowance	—	—
Net deferred tax assets after valuation allowance	$848	$1,999

A reconciliation of the United States statutory income tax rate to the effective income tax rate for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	2022	2021
Federal taxes at statutory rate	$919	$321
State and local income taxes	295	26
Permanent differences	51	(231)
Valuation allowance	—	—
Provision for income taxes	$1,265	$116
Effective tax rate	28.9%	7.6%

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

We have net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or various tax business and other planning strategies will enable us to utilize the net operating loss carryforwards. Our evaluation of the realizability of deferred tax assets considers both positive and negative evidence. The weight given to potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. As of December 31, 2022, we did not record a valuation allowance related to the U.S. federal and state temporary items.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code under section 382. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. As of December 31, 2022, we had federal net operating loss carryforwards of approximately $4.8 million. As of December 31, 2021, we had federal and state net operating loss carryforwards of approximately $6.0 million and $5.1 million, respectively. These loss carryforwards will expire in varying amounts beginning 2033.

We continue to remain subject to examination by U.S. federal authority for the years 2019 through 2021 and for various state authorities for the years 2018 through 2021, with few exceptions.

Note 11: Stockholders’ Equity

We are authorized to issue two classes of stock designated as common stock and preferred stock. As of December 31, 2022, we are authorized to issue 60,000,000 total shares of stock. Of this amount, 50,000,000 shares are common stock, each having a par value of $0.001 and 10,000,000 shares are preferred stock, each having a par value of $0.001.

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

Preferred Stock

At December 31, 2022 and 2021, there were no shares of preferred stock outstanding.

Common Stock

At December 31, 2022 and 2021, there were 7,416,071 and 7,007,454 shares of common stock outstanding, respectively.

Warrants

The following table summarizes information about our outstanding common stock warrants as of December 31, 2022:

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

Note 12: Share-Based Compensation

Under our amended 2014 Equity Incentive Plan (the “2014 Plan”), 1,600,000 shares of our common stock are reserved for issuance under the 2014 Plan (as adjusted for the Reverse Stock Split).

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

The following table summarizes stock option activity for the year ended December 31, 2022:

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	($ in thousands)
Outstanding at December 31, 2021	1,002,750	$3.00
Granted	229,750	5.57
Exercised	(675,626)	3.29
Forfeited	(97,917)	2.01
Outstanding at December 31, 2022	458,957	$4.08		$1,902,337
Exercisable at December 31, 2022	291,978	$4.21		$1,565,437

Share-based compensation cost is measured at the grant date based on the fair value of the award. The fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2022	2021
Weighted average grant-date fair value per option granted	$3.13	$1.58
Expected option term	2.5 years	3.0 years
Expected volatility factor	83.0%	66.0%
Risk-free interest rate	4.27%	0.49%
Expected annual dividend yield	—%	—%

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

As of December 31, 2022, there was $235,177 of total unrecognized share-based compensation related to unvested stock options. These costs have a weighted average remaining recognition period of 1.6 years.

During the year ended December 31, 2022, certain employees exercised vested stock options through a cashless exercise. The options exercised were net settled in satisfaction of the exercise price and employee share-based tax withholding. These shares were issued pursuant to an S-8 Registration Statement dated July 7, 2021 with respect to shares issuable pursuant to the 2014 Plan. The exercised options, utilizing a cashless exercise, are summarized in the following table:

Options exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes	Net Shares Issued	Weighted Average Share Price	Employee Share-Based Tax Withholding
596,668	$3.46	210,117	154,320	232,231	$9.84	$1,517,823

(1)	Shares withheld for employee taxes of 154,320 represents the equivalent shares for employee tax withholding of $1.5 million. The employee tax withholding is based on the statutory rates for each employee on the date of exercise. ASU 2016-09 clarifies that employee taxes paid in lieu of shares issued for share-based compensation should be considered similar to a share repurchase. Accordingly, employee taxes paid by us are recorded as a reduction to stockholders’ equity on the date of exercise and classified as a financing activity on the statement of cash flows when taxes are paid to the taxing authorities.

Note 13: Commitments and Contingencies

Operating Leases

As of December 31, 2022, we have four operating leases for office and warehouse space and one financing lease.

We have an operating lease for office and warehouse space in Irvine, California with fixed minimum monthly payments of $39,778 per month which will increase 3% annually. The lease expires on April 30, 2029. In connection with the new lease agreement, we entered into a sublease agreement for the Laguna Hills office and warehouse location, and we will receive $24,254 per month commencing in February 2022 with a sublease expiration of October 31, 2023.

We also have operating leases for office space in Delray Beach, Florida, Southbury, Connecticut, and Doylestown, Pennsylvania with various fixed minimum monthly payments totaling $5,840, lease expirations thru March 2024 and incremental borrowing rates of 4.75%. These leases represent $0.1 million of the estimated future payments under operating leases shown in the table below.

The maturity of operating lease liabilities as of December 31, 2022 are as follows (in thousands):

2023	$659
2024	608
2025	598
2026	536
2027	552
Thereafter	759
Total minimum lease payments	3,711
Less: interest	(476)
Present value of operating lease liabilities	$3,235

During the year ended December 31, 2022, cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million.

Employee Benefit Plan

We have a 401(k)-retirement plan. Under the terms of the plan, eligible employees may defer up to 25% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit. Additionally, the plan allows for discretionary matching contributions by us. In 2022 and 2021, the matching contributions were 100% of the employee’s contribution up to a maximum of 4% of the employee’s eligible compensation. During the years ended December 31, 2022 and 2021, we contributed $255,000 and $201,000, respectively, to the 401(k) plan.

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

Note 14: Subsequent Event

Effective March 27, 2023, we entered into an amendment letter (“Amendment”) with MUFG Union Bank, National Association (the “Bank”) that served to amend certain terms of the Business Loan Agreement dated July 30, 2021, between the parties (the “Loan Agreement”). In connection with entering into the Amendment, the revolving line of credit available to us was increased from $9.0 million to $10.0 million. The Amendment also served to modify certain covenants in the original agreement.

We also entered into a $5.0 million promissory note agreement, effective March 27, 2023, with the Bank. Principal and interest payments on this note are due in quarterly installments of $250,000 on the last day of each quarter commencing June 30, 2023, with an interest rate based on Term SOFR (secured overnight financing rate) as administered by the Federal Reserve Bank of New York. This note matures March 31, 2028.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2022, our internal control over financial reporting is effective at the reasonable assurance level.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As we are a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Effective March 27, 2023, the Company and MUFG Union Bank, National Association (the “Bank”) entered into an amendment letter (the “Amendment”) that served to amend certain terms of the Business Loan Agreement dated July 30, 2021 between the parties (the “Loan Agreement”). In connection with entering into the Amendment, the revolving line of credit available to the Company under the Loan Agreement was increased from $9.0 million to $10.0 million. The Amendment also served to remove the covenants in the Loan Agreement that previously required the Company to maintain a ratio of total debt to EBITDA of not greater than 3.0:1.0 measured at the end of each quarter and not realize a net loss for more than two consecutive quarters. The Amendment added a new covenant that requires the Company to maintain a fixed coverage ratio (as defined in the Amendment) of not less than 1.35: 1.00 to be measured as of the end of each fiscal quarter, and also, added an obligation on the Company to prepare and deliver pro forma financial information in the event the Company effects acquisitions having a purchase price of $1.5 million or greater.

The Company also entered into a $5.0 million promissory note agreement, effective March 27, 2023, with the Bank. Principal and interest payments on this note are due in quarterly installments of $250,000 on the last day of each quarter commencing June 30, 2023, with an interest rate based on Term SOFR or the secured overnight financing rate as administered by the Federal Reserve Bank of New York. This note matures March 31, 2028.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Items 10-14

The information required by these Items will be included in our 2023 Proxy Statement or an amendment to this Annual Report to be filed with the SEC within 120 days after December 31, 2022, and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on August 13, 2020)

3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 17, 2021)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on August 13, 2020)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on August 13, 2020)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed on August 13, 2020)

4.3	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K for the year ended December 31, 2022 filed on April 1, 2022)

10.1	Employment Agreement between DecisionPoint Systems, Inc. and Steve Smith dated April 11, 2016 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on August 13, 2020)

10.2	Amended Employment Agreement between DecisionPoint Systems, Inc. and Steven Smith effective March 25, 2019 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on August 13, 2020)

10.3	Second Amended Employment Agreement between DecisionPoint Systems, Inc. and Steve Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 9, 2021)

10.4	Restricted Stock Agreement between the DecisionPoint Systems, Inc. and Steven Smith dated March 25, 2019 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed on August 13, 2020)

10.5	Security Agreement, dated July 30, 2021, by and among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 4, 2021)

10.6	Commercial Promissory Note, dated July 30, 2021, by and among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 4, 2021)

Exhibit Number	Description
10.7	2014 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on July 8, 2021)

10.8	Form of Award Agreement to 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed on August 13, 2020)

10.9	EIDL Promissory Note (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on August 13, 2020, and as amended)

10.10	Membership Unit Purchase Agreement between DecisionPoint Systems, Inc. and various sellers dated December 4, 2020 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on August 13, 2020, and as amended on December 18, 2021)

10.11	Membership Interest Purchase Agreement between DecisionPoint Systems, Inc. and various sellers dated January 31, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 11, 2022)

10.12	Amendment to the DecisionPoint Systems, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 21, 2022)

10.13	Loan Agreement, dated July 30, 2021, by and Among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2021)

10.14*	Second Amendment to the Business Loan Agreement dated July 29, 2021, dated March 27, 2023, by and Among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association

10.15*	Commercial Promissory Note ($10.0 million), dated March 27, 2023, by and among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association

10.16*	Commercial Promissory Note ($5.0 million), dated March 27, 2023, by and among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association

21.1*	Subsidiaries of DecisionPoint Systems, Inc.

23.1*	Consent of Haskell & White LLP, an independent registered public accounting firm

24.1*	Power of Attorney (included on the signature page to this report)

31.1*	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certifications

32.2*	Section 1350 Certifications

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

ITEM 16. Form 10-K Summary.

None.

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report was signed on behalf of the Registrant by the authorized person named below.

DECISIONPOINT SYSTEMS, INC.

Dated: March 29, 2023	By:	/s/ Steve Smith
		Name:	Steve Smith
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Dated: March 29, 2023	By:	/s/ Melinda Wohl
		Name:	Melinda Wohl
		Title:	Vice President Finance and Administration (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Smith	Chief Executive Officer (Principal Executive Officer) and Director	March 29, 2023
Steve Smith

/s/ Stanley P. Jaworski		March 29, 2023
Stanley P. Jaworski	Director

/s/ Richard Bravman		March 29, 2023
Richard Bravman	Director

/s/ Michael N. Taglich		March 29, 2023
Michael N. Taglich	Director

/s/ John Guttilla		March 29, 2023
John Guttilla	Director

/s/ William M. Cooke		March 29, 2023
William M. Cooke	Director