Form 10-K/A
period 2022-12-31
DecisionPoint Systems, Inc.
filed 2023-05-01
CIK 1505611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 7,417,342 as of April 20, 2023.

Auditor Name: Haskell & White LLP	Auditor Location: Irvine, California	Auditor Firm ID: 200

EXPLANATORY NOTE

DecisionPoint Systems, Inc. (the “Company”, “our,” “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Report”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2023 (the “Original Report”), for the sole purpose of including the information required by Part III of Form 10-K.

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

i

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our executive officers and directors as of the date of this report.

Name	Age	Position
Steve Smith	67	Chief Executive Officer and Director
Melinda Wohl	52	Vice President, Finance and Administration
William Cooke (1)(3)	61	Director
Stanley Jaworski (2)(3)	73	Director and Chairman of the Board
Richard Bravman (3)	67	Director
Michael Taglich (2)(3)	57	Director
John Guttilla (1)(2)	66	Director

(1)	Member of the audit committee.

(2)	Member of the compensation committee.

(3)	Member of the nominating and corporate governance committee.

Executive Officers

Steve Smith, Chief Executive Officer and Director. Mr. Smith has been serving as Chief Executive Officer of the Company and as a director since April 11, 2016. Mr. Smith began his focus on the automatic identification and data capture industry in 1991, when he joined Ericsson Communications as Director of Sales and Marketing, with responsibilities over a pioneering mobile computing product there and has held leadership roles at various organizations. Prior to joining DecisionPoint, from 2011 until April 2016, Mr. Smith served as Sales Director — Global Accounts for Zebra Technologies Corporation (NASDAQ: ZBRA), a company focused on manufacturing, selling, marketing, tracking and computer printing technologies. Prior to Zebra Technologies Corporation, from May 2009 until October 2014, Mr. Smith served as a Sales Director at Motorola Solutions where he was a part of the Enterprise Mobility Division that provides advanced data capture, wireless voice and data and field mobility solutions to a broad range of retail, transportation and logistics and government customers. In addition to his positions at Zebra Technologies Corporation and Motorola, Mr. Smith previously held leadership positions at other organizations, including serving as Sr. Vice President, Worldwide Sales and Services at Intelleflex, a Silicon Valley-based company delivering innovative solutions around radio frequency identification technologies. Mr. Smith received a Bachelor’s of Science from Long Island University. We believe Mr. Smith is well qualified to serve on our Board of Directors due to his operational knowledge of the Company and significant industry experience.

Melinda Wohl, Vice President, Finance and Administration. Ms. Wohl is the Company’s Vice President, Finance and Administration and has served in that role since 2008.  She has over 20 years of accounting experience in the technology industry and joined DecisionPoint in 2004 as Corporate Controller. In her current position, Ms. Wohl is responsible for all aspects of Accounting, Finance, Human Resources and Payroll. Prior to working for DecisionPoint, Ms. Wohl served as Corporate Controller for Abracon Corporation, a leading global manufacturer of electronic components. Ms. Wohl graduated with a Bachelor of Arts degree with an emphasis in Finance from California State University Fullerton.

Non-Employee Directors

Stanley Jaworski, Director and Chairman of the Board. Stanley P. Jaworski, Jr. became a director on October 3, 2014. He has served as Chairman since February 2016. That same year, Mr. Jaworski founded Opus2 Ventures, LLC, a management advisory firm dedicated to assisting company boards, management and functional leadership in developing successful go-to-market strategies. He currently serves as President and Principal Advisor there. In 2014, Mr. Jaworski served as Vice President Global Marketing for the Comodo Group, a cyber security company. Prior to Comodo, Mr. Jaworski served as Vice President, Americas Marketing for Motorola Solutions, Inc. (NYSE:MSI) from 2009 until May 2014. From 2007 to 2009, Mr. Jaworski was Chief Marketing Officer of VBrick Systems, Inc., which provides enterprise video streaming solutions. From 2005 to 2007, he was Vice President, Worldwide Channel Marketing, at NetApp, Inc., a data storage and management company. Prior to NetApp, Mr. Jaworski was at Symbol Technologies, Inc. (now Zebra Technologies) from 1986 to 2005 where he served in various areas of senior executive responsibility including Vice President and General Manager, Worldwide Channels and Alliances and Vice President, Worldwide Marketing. Mr. Jaworski has over 25 years of experience in the Data Capture/Enterprise Mobility space which is DecisionPoint’s core business. His diversified technology experience and deep domain knowledge of DecisionPoint’s core industry, markets and competitive landscape, provide unique value to DecisionPoint, its customers and shareholders alike. We believe Mr. Jaworski is well qualified to serve on our Board due to his leadership experience in various executive roles.

Richard Bravman, Director. Richard Bravman became a director on February 24, 2016. Mr. Bravman is an entrepreneurial leader with over 40 years of functional, general management, and board level experience in technology companies ranging in scale from start-up to global S&P 500 public companies, and across the growth stages in between. Since 2013, Mr. Bravman has served as Chief Strategy Officer of Affinity Solutions, an industry leader in precision marketing platform solutions. He also is a strategic advisor for TrustWrx, a cybersecurity company, and is the principal of Coastal Ventures, a firm he founded in 2004 that provides strategic consulting and board services to the executive management of emerging and early -stage technology companies, and to their investors. Mr. Bravman spent the first 25 years of his career in a variety of roles at Symbol Technologies (recently acquired by Zebra Systems). He joined in 1978 as its fifth employee, held numerous positions with increasing responsibilities, and most recently served as the company’s vice chairman and CEO. We believe Mr. Bravman is well qualified to serve on our Board due to his vast managerial and directorial experience with various-sized technology companies.

Michael Taglich, Director. Mr. Taglich has served as a director since October 2014. Mr. Taglich has been President of Taglich Brothers, Inc., since its founding in 1992. Taglich Brothers is a New York-based full-service securities brokerage firm specializing in the micro-cap segment of the public securities markets. He is currently the Chairman of the Board of Air Industries Group Inc., a publicly traded aerospace and defense company (NYSE AIRI). He also serves on the board of BioVentrix, Inc., a privately held medical device company whose products are directed at heart failure treatment. He also serves as a director on a number of other public and private companies, including Bridgeline Digital, Inc. (NASDAQ BLIN) and privately held Icagen Inc., a drug screening company. Mr. Taglich received a Bachelor’s Degree in Business Administration from New York University. We believe Mr. Taglich is well qualified to serve on our Board due to his extensive professional experience which spans various aspects of senior management, including finance, operations and strategic planning, and his experience serving on the board of directors for other public companies.

John Guttilla, Director. John Guttilla became a director on October 3, 2014. Mr. Guttila is a Partner with the accounting firm of Marcum LLP. Mr. Guttila joined the accounting firm of Rotenberg Meril in 1988, and during his tenure, served as a member of the firm’s management committee and director of the firm’s Financial Services Department. Rotenberg Meril merged into Marcum LLP in February of 2022. Mr. Guttilla currently serves as a director and Chairman of the Audit Committee of Intellinetics, Inc. (INLX: NYSE American). From 2005 to 2019, Mr. Guttilla served as a director and Chairman of the Audit Committee of Orchids Paper Products Company, which was a public company prior to its acquisition in 2019. He is a certified public accountant and holds a B.S. degree in Accounting from Fordham University and a Master’s in Taxation from St. John’s University. We believe Mr. Guttilla is well qualified to serve on our Board due to his vast financial knowledge, his accounting background and experience as a director of the board for other public companies.

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

Director Independence

Our Board has affirmatively determined that Messrs. Cooke, Guttilla, Jaworski, Bravman and Taglich are “independent directors” as defined in Section 803 of the NYSE American Company Guide, and the Board consists of a majority of “independent directors,” as defined under the rules of the SEC and the NYSE American Company Guide relating to director independence requirements. Applying these same rules, our Board has affirmatively determined that all members of the audit committee, the compensation committee, and the nominating and corporate governance committee are independent.

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

Our audit committee operates under a written charter, which satisfies the applicable rules and regulations of the SEC and the requirements of the NYSE American Company Guide. Our audit committee charter is available on our website at decisionpt.com/investing-in-decisionpoint.

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

Corporate Governance and Nominating Committee

The corporate governance and nominating committee is composed of Messrs. Jaworski, Cooke, Bravman, and Taglich. Mr. Cooke serves as chairperson of our corporate governance and nominating committee. Our Board has determined that all members of our nominating and corporate governance committee meet the requirements for independence under the applicable rules and regulations of the SEC and NYSE American stock exchange. The responsibilities of our nominating and corporate governance committee include, among other things:

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

Not applicable.

Family Relationships

There are no family relationships between or among any of our directors or executive officers and any other directors or executive officer.

Delinquent Section 16 Reports Section

Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of the Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.

To the Company’s knowledge, based solely on a review of the copies of such reports filed with the SEC and written representations that no other reports were required, the Company believes that all Section 16(a) executive officers, directors and individuals who are greater than 10% beneficial stockholders of the Company complied with applicable Section 16(a) requirements during the fiscal year ended December 31, 2022, except for (i) Forms 3 for each of Michael Taglich, Melinda Wohl, Richard Bravman and William Cooke filed on May 20, 2022 to report initial beneficial ownership upon the May 5, 2022 listing of the Company’s common stock on NYSE American; (ii) a Form 3 for Steve Smith filed on May 19, 2022 to report initial beneficial ownership upon the May 5, 2022 listing of the Company’s common stock on NYSE American; (iii) a Form 4 for Michael Taglich filed on May 20, 2022 to report an open-market sale by Taglich Brothers, Inc. of the Company’s common stock that occurred on May 9, 2022; (iv) Forms 3 for each of John Guttilla and Stanley Jaworski filed on May 31, 2022 to report initial beneficial ownership upon the May 5, 2022 listing of the Company’s common stock on NYSE American; (v) a Form 4 for William Cooke filed on June 15, 2022 to report open-market sales of the Company’s common stock that occurred on May 18, 2022; (vi) a Form 4 for Stanley Jaworski to report a grant of options to purchase 25,000 shares on January 1, 2022; (vii) a Form 4 for William Cooke to report a grant of options to purchase 6,000 shares on January 1, 2022; (viii) a Form 4 for Richard Bravman to report a grant of options to purchase 6,000 shares on January 1, 2022; (ix) a Form 4 for Michael Taglich to report a grant of options to purchase 6,000 shares on January 1, 2022; (x) a Form 4 for John Guttilla to report a grant of options to purchase 6,000 shares on January 1, 2022; (xi) a Form 4 for Melinda Wohl to report a grant of options to purchase 5,000 shares on April 1, 2022; (xii) a Form 4 for Melinda Wohl to report a grant of options to purchase 37,500 shares on November 22, 2022; (xiii) a Form 4 for Melinda Wohl to report the exercise of options for 4,167 shares of common stock on December 16, 2022; and (xiv) a Form 4 for Steve Smith to report the exercise of options for 41,667 shares of common stock on December 16, 2022.

Item 11. Executive Compensation

For the year ended December 31, 2022, the Company only had two named executive officers which consisted of our principal executive officer and our Vice President, Finance and Administration and were:

●	Steve Smith, Chief Executive Officer; and

●	Melinda Wohl, Vice President, Finance and Administration.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during the years ended December 31, 2022 and December 31, 2021.

Name and Principal Position		Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Steve Smith	2022	450,000	—	—	582,480	12,200	1,044,680
Chief Executive Officer	2021	427,973	—	2,010,600	269,472	12,300	2,720,345

Melinda Wohl	2022	198,930	35,000	248,800	64,720	6,658	554,108
Vice President of Finance and Administration	2021	174,933	35,000	193,000	56,140	7,950	467,023

(1)	Amount reflects a discretionary cash bonus for individual performance

(2)	Amounts reflect the grant date fair value of stock options granted to an officer and in accordance with FASB ASC No. 718. See Note 12 to our Consolidated Financial Statements included our Annual Report, which contains a discussion of all assumptions made by us in determining the grant date fair value of our stock options.

(3)	Amounts represent cash-based incentives upon achievement of certain performance measure thresholds.

(4)	Amounts represent the Company’s 401(k) match.

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

The following table shows the performance measure thresholds for each measure in 2022 excluding results from the AMG acquisition:

	Performance Threshold
	Minimum	Target	Maximum
Net sales (in millions)	$56.2	$70.2	$93.6
Net sales from services (in millions)	$13.3	$16.6	$22.2
EBITDA (in millions)	$1.8	$2.35	$3.1

The following table represents the percentage of the respective executive’s base salary that would be earned upon achievement of the applicable performance thresholds.

	Steve Smith	Melinda Wohl
Minimum	16%	4%
Target	80%	20%
Maximum	160%	40%

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2022:

		Stock Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Stock Options Exercisable (#)	Number of Securities Underlying Unexercised Stock Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Steve Smith	1/29/2021	-	41,667	(1)	3.26	1/29/2026
Melinda Wohl	1/29/2021	-	4,167	(2)	3.26	1/29/2026
	4/1/2022	1,250	3,750	(3)	4.15	3/31/2027
	11/22/2022	37,500	-		6.07	11/21/2027

(1)	The option becomes exercisable as to the remaining shares as follows: (i) 10,417 shares become exercisable on January 29, 2023, (ii) 10,417 shares become exercisable on April 29, 2023, (iii) 10,417 shares become exercisable on July 29, 2023, and (iv) 10,417 shares become exercisable on October 29, 2023.

(2)	The option becomes exercisable as to the remaining shares as follows: (i) 1,042 shares become exercisable on January 29, 2023, (ii) 1,042 shares become exercisable on April 29, 2023, (iii) 1,042 shares become exercisable on July 29, 2023, and (iv) 1,042 shares become exercisable on October 29, 2023.

(3)	The option becomes exercisable as to the remaining shares as follows: (i) 417 shares become exercisable on January 1, 2023, (ii) 417 shares become exercisable on April 1, 2023, (iii) 417 shares become exercisable on July 1, 2023, and (iv) 417 shares become exercisable on October 1, 2023, (v) 417 shares become exercisable on January 1, 2024, (vi) 417 shares become exercisable on April 1, 2024, (vii) 417 shares become exercisable on July 1, 2024, and (viii) 417 shares become exercisable on October 1, 2024, and (ix) 417 shares become exercisable on January 1, 2025.

Executive Employment Arrangements

On January 1, 2022, we entered into an amended employment agreement with Mr. Smith with respect to his continuing employment with us. That agreement provided for a fixed term of employment through December 31, 2024. The employment agreement provided for an annual base salary of $450,000 increasing to $463,500 on the first anniversary and $477,405 on the second anniversary of the effective date.

In accordance with the terms of the Second Amendment, the Company granted Mr. Smith stock options exercisable to acquire 660,000 with an exercise price no greater than $1.66 per share. shares of Company common stock. Furthermore, Mr. Smith is entitled to an annual bonus in a minimum amount of $72,000, with the amount of the bonus to be determined based on the Company achieving certain defined gross revenue, EBITDA, and service revenue attainment thresholds.

The other named executive officer does not have an agreement with the Company.

Potential Payments Upon Termination or Change in Control

Under the terms of Mr. Smith’s employment agreement, if the Company terminates Mr. Smith without “cause” or as a result of a “change in control”, the Company agreed to provide a severance payment equal to 12 months of Mr. Smith’s then-applicable annual base salary on the date of termination. As of December 31, 2022, potential severance payments upon termination or a change in control was $450,000.

The other named executive officer is not entitled to payments in connection with a termination or change in control.

Director Compensation

Our non-employee directors receive an annual cash retainer of $30,000 for their service on our board. In addition, Mr. Jaworski received an additional $60,000 for serving as Chairman of the Board and Mr. Guttilla received an additional $10,000 for serving as Audit Committee Chair.

Annual service for retainer purposes relates to the approximate 12-month period between annual meetings of our stockholders and all retainers are paid in quarterly installments. A prorated annual retainer will be paid to any person who becomes a member of our board, a committee chair or a member of any committee on a date other than the date of the annual meeting of our stockholders.

The following table sets forth the independent director compensation payments and the grant date fair value of stock option awards granted during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		Total ($)
Stanley Jaworski	90,000	232,000	(2)	322,000
Richard Bravman	30,000	55,680	(3)	85,680
John Guttilla	40,000	55,680	(4)	95,680
Michael Taglich	30,000	55,680	(5)	85,680
William Cooke	30,000	55,680	(6)	85,680

(1)	Amounts reflect the grant date fair value of stock options in accordance with FASB ASC No. 718. See Note 12 to our Consolidated Financial Statements included our Annual Report, which contains a discussion of all assumptions made by us in determining the grant date fair value of our stock options.

(2)	On January 1, 2022, Mr. Jaworski was granted a stock option to purchase 25,000 shares of common stock. As of December 31, 2022, Mr. Jaworski held options to purchase an aggregate of 87,500 shares of common stock, all of which were vested.

(3)	On January 1, 2022, Mr. Bravman was granted a stock option to purchase 6,000 shares of common stock. As of December 31, 2022, Mr. Bravman held options to purchase an aggregate of 17,000 all of which were vested.

(4)	On January 1, 2022, Mr. Guttilla was granted a stock option to purchase 6,000 shares of common stock. As of December 31, 2022, Mr. Guttilla held options to purchase an aggregate of 12,000,000 shares of common stock, all of which were vested.

(5)	On January 1, 2022, Mr. Taglich was granted a stock option to purchase 6,000 shares of common stock. As of December 31, 2022, Mr. Taglich held options to purchase an aggregate of 17,000 shares of common stock, all of which were vested.

(6)	On January 1, 2022, Mr. Cooke was granted a stock option to purchase 6,000 shares of common stock. As of December 31, 2022, Mr. Cooke held options to purchase an aggregate of 8,000 shares of common stock, all of which were vested.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2023 for:

●	each person, or group of affiliated persons, who we know to beneficially own more than five percent (5%) of our common stock;

●	each of our named executive officers;

●	each of our directors and director nominees; and

●	all of our executive officers and directors as a group.

The percentage of beneficial ownership information shown in the table is based on 7,417,342 shares of common stock outstanding as of March 31, 2023.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than five percent (5%) of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options that are either immediately exercisable or exercisable within sixty (60) days of March 31, 2023. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address of each of the individuals and entities named in the table below is c/o DecisionPoint Systems, Inc., 1615 South Congress Avenue Suite 103, Delray Beach, FL 33445.

	Shares of Common Stock Beneficially Owned	%
Named Executive Officers and Directors:
Michael N. Taglich (1)	847,082	11.4%
Steve Smith (2)	590,535	8.0%
Stanley P. Jaworski, Jr. (3)	105,769	1.4%
Melinda Wohl (4)	61,674	*
John Guttilla (5)	49,188	*
Richard Bravman (6)	32,410	*
William Cooke (7)	25,153	*
All current directors and executive officers as a group (7 persons)	1,711,810	23.1%

5% Stockholders
Robert Taglich (8) 37 Main Street Cold Spring Harbor, NY 11724	484,157	6.5%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

(1)	Includes warrants exercisable to acquire 70,903 shares at $1.00 per share, warrants exercisable to acquire 7,875 shares at $1.40 per share and options to acquire 14,000 shares of common stock.

(2)	Includes options to acquire 13,889 shares of common stock.

(3)	Includes options to acquire 87,500 shares of common stock.

(4)	Includes options to acquire 40,017 shares of common stock.

(5)	Includes options to acquire 12,000 shares of common stock.

(6)	Includes options to acquire 17,000 shares of common stock.

(7)	Includes warrants exercisable to acquire 15,840 shares at $1.00 per share, warrants exercisable to acquire 1,313 shares at $1.40 per share and options to acquire 8,000 shares of common stock.

(8)	Includes warrants exercisable to acquire 70,903 shares at $1.00 per share and warrants exercisable to acquire 7,785 shares at $1.40 per share.

Equity Compensation Plan Information

Our Board has adopted the Amended 2014 Equity Incentive Plan (the “Plan”) for the purposes of promoting the long-term success of the Company and the creation of stockholder value. Our stockholders approved the adoption of Plan, and amendments to the Plan after its adoption to increase the number of shares of Company common stock reserved for issuance under the Plan. The Plan is administered by the Board (in consultation with the compensation committee) and provides for equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and other stock bonus awards and performance compensation awards.

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our equity compensation plans as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	458,957	$4.08	648,230
Equity compensation plans not approved by security holders	—	—	—
Total	458,957	$4.08	648,230

Item 13. Certain Relationships and Related Transactions and Director Independence

Policies and Procedures with Respect to Related Person Transactions

All related person transactions of which management is aware will be disclosed to the Audit Committee. At least annually, management will elicit information from our executive officers and directors as to existing and potential related person transactions and will seek to obtain such information from 5% known to us. An executive officer or director will promptly inform the Chair of the Audit Committee when the officer or director becomes aware of a potential related person transaction in which the officer or director would be a related person.

Certain Relationships and Related Transactions

The Company utilizes various law firms for legal services, including the law firm of Della Pietra & Associates LLP for certain corporate, transactional and related company legal matters. Since January 1, 2021 the Company has paid fees totaling approximately $575,345 to Della Pietra & Associates LLP. A partner of that law firm is the brother-in-law of Steve Smith, the Company’s Chief Executive Officer. The Company believes the rates charged by, and the fees paid to, Potters & Della Pietra LLP are reasonable market rates.

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

Item 14. Principal Accounting Fees and Services

The following table sets forth the costs and expenses for professional audit services rendered by Haskell & White LLP, an independent registered public accounting firm, for the audit of the financial statements for 2022 and 2021.

	2022	2021
Audit fees	$248,500	$217,030
Audit related fees	-	-
Tax fees	-	-
All other fees (1)	12,700	-
Total	$261,200	$217,030

(1)	Fees incurred related to the 2022 acquisition of AMG.

Pre-Approval Policies and Procedures

The audit committee’s policy is to pre-approve all audit and permissible non-audit services rendered by our independent registered public accounting firm. The audit committee can pre-approve specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the audit committee’s approval of the scope of the engagement of our independent registered public accounting firm or on an individual case-by-case basis before our independent registered public accounting firm is engaged to provide a service. The audit committee has determined that the rendering of tax-related services by our independent registered public accounting firm is compatible with maintaining the principal accountant’s independence for audit purposes.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a) Exhibits

The following exhibits are filed as part of this report:

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on August 13, 2020)

3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 17, 2021)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on August 13, 2020)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on August 13, 2020)

4.2	Form of Warrant (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 filed on August 13, 2020)

4.3	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K for the year ended December 31, 2022 filed on April 1, 2022)

10.1	Employment Agreement between DecisionPoint Systems, Inc. and Steve Smith dated April 11, 2016 (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 filed on August 13, 2020)

10.2	Amended Employment Agreement between DecisionPoint Systems, Inc. and Steven Smith effective March 25, 2019 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 filed on August 13, 2020)

10.3	Second Amended Employment Agreement between DecisionPoint Systems, Inc. and Steve Smith (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 9, 2021)

10.4	Restricted Stock Agreement between the DecisionPoint Systems, Inc. and Steven Smith dated March 25, 2019 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed on August 13, 2020)

10.5	Security Agreement, dated July 30, 2021, by and among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 4, 2021)

10.6	Commercial Promissory Note, dated July 30, 2021, by and among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 4, 2021)

10.7	2014 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on July 8, 2021)

10.8	Form of Award Agreement to 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 filed on August 13, 2020)

10.9	EIDL Promissory Note (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on August 13, 2020, and as amended)

10.10	Membership Unit Purchase Agreement between DecisionPoint Systems, Inc. and various sellers dated December 4, 2020 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on August 13, 2020, and as amended on December 18, 2021)

10.11	Membership Interest Purchase Agreement between DecisionPoint Systems, Inc. and various sellers dated January 31, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 11, 2022)

10.12	Amendment to the DecisionPoint Systems, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 21, 2022)

10.13	Loan Agreement, dated July 30, 2021, by and Among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2021)

10.14	Second Amendment to the Business Loan Agreement dated July 29, 2021, dated March 27, 2023, by and Among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 29, 2023)

10.15	Commercial Promissory Note ($10.0 million), dated March 27, 2023, by and among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 29, 2023)

10.16	Commercial Promissory Note ($5.0 million), dated March 27, 2023, by and among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 29, 2023)

21.1	Subsidiaries of DecisionPoint Systems, Inc. (incorporated by reference to Exhibit 21.1 to the Annual Report on Form 10-K filed on March 29, 2023)

23.1	Consent of Haskell & White LLP, an independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Annual Report on Form 10-K filed on March 29, 2023)

24.1	Power of Attorney (included on the signature page to this report)

31.1*	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certifications (incorporated by reference to Exhibit 32.1 to the Annual Report on Form 10-K filed on March 29, 2023)

32.2	Section 1350 Certifications (incorporated by reference to Exhibit 32.2 to the Annual Report on Form 10-K filed on March 29, 2023)

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2023

DECISIONPOINT SYSTEMS, INC.

By:	/s/ Steve Smith
	Name:	Steve Smith
	Title:	Chief Executive Officer (Principal Executive Officer) and Director

By:	/s/ Melinda Wohl
	Name:	Melinda Wohl
	Title:	Vice President Finance and Administration (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Smith	Chief Executive Officer (Principal Executive Officer) and Director	May 1, 2023
Steve Smith

/s/ Stanley P. Jaworski		May 1, 2023
Stanley P. Jaworski	Director

/s/ Richard Bravman		May 1, 2023
Richard Bravman	Director

/s/ Michael N. Taglich		May 1, 2023
Michael N. Taglich	Director

/s/ John Guttilla		May 1, 2023
John Guttilla	Director

/s/ William Cooke		May 1, 2023
William Cooke	Director