Form 10-Q
period 2023-03-31
DecisionPoint Systems, Inc.
filed 2023-05-15
CIK 1505611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 10, 2023 there were 7,417,342 shares of common stock, $0.001 par value, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DecisionPoint Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$17,975	$7,642
Accounts receivable, net	26,430	17,085
Inventory, net	5,923	4,417
Deferred costs	2,718	2,729
Prepaid expenses and other current assets	471	399
Total current assets	53,517	32,272
Operating lease assets	2,576	2,681
Property and equipment, net	1,838	1,817
Deferred costs, net of current portion	3,092	2,868
Deferred tax assets	838	848
Intangible assets, net	4,122	4,531
Goodwill	10,499	10,499
Other assets	45	41
Total assets	$76,527	$55,557
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,262	$19,755
Accrued expenses and other current liabilities	3,612	5,357
Deferred revenue	12,159	6,021
Current portion of long-term debt	1,003	3
Current portion of operating lease liabilities	525	529
Total current liabilities	40,561	31,665
Deferred revenue, net of current portion	4,587	4,331
Long-term debt	11,142	143
Noncurrent portion of operating lease liabilities	2,581	2,706
Other liabilities	6	130
Total liabilities	58,877	38,975
Commitments and contingencies (Notes 6, 7 and 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 50,000 shares authorized; 7,417 and 7,416 shares issued and outstanding, respectively	7	7
Additional paid-in capital	38,631	38,429
Accumulated deficit	(20,988)	(21,854)
Total stockholders’ equity	17,650	16,582
Total liabilities and stockholders’ equity	$76,527	$55,557

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales:
Product	$22,166	$15,580
Service	4,873	4,141
Net sales	27,039	19,721
Cost of sales:
Product	17,885	12,422
Service	3,104	2,625
Cost of sales	20,989	15,047
Gross profit	6,050	4,674
Operating expenses:
Sales and marketing expense	2,368	2,175
General and administrative expenses	2,494	2,261
Total operating expenses	4,862	4,436
Operating income	1,188	238
Interest expense	(13)	(25)
Other, net	-	4
Income before income taxes	1,175	217
Income tax (expense) benefit	(309)	637
Net income and comprehensive income attributable to common stockholders	$866	$854
Earnings per share attributable to stockholders:
Basic	$0.12	$0.12
Diluted	$0.11	$0.11
Weighted average common shares outstanding
Basic	7,417	7,104
Diluted	7,789	7,664

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Ended March 31, 2023 and 2022

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders ’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	7,416	$7	$38,429	$(21,854)	$16,582
Net income	-	-	-	866	866
Share-based compensation expense	-	-	196	-	196
Exercise of stock options	1	-	6	-	6
Balance at March 31, 2023	7,417	$7	$38,631	$(20,988)	$17,650

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	7,007	$7	$39,216	$(24,965)	$14,258
Net income	-	-	-	854	854
Share-based compensation expense	-	-	225	-	225
Cashless exercise of stock options (Note 9)	214	-	(1,403)	-	(1,403)
Balance at March 31, 2022	7,221	$7	$38,038	$(24,111)	$13,934

See Accompanying Notes to the Condensed Consolidated Financial Statements

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$866	$854
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	564	452
Share-based compensation expense	196	225
Allowance for doubtful accounts	68	-
Provision for inventory obsolescence	45	-
Deferred income taxes, net	10	(639)
Changes in operating assets and liabilities:
Accounts receivable	(9,413)	(2,102)
Inventory	(1,551)	1,190
Deferred costs	(212)	(3)
Prepaid expenses and other current assets	(75)	(243)
Accounts payable	3,507	(1,407)
Accrued expenses and other current liabilities	(1,871)	(901)
Operating lease liabilities	(24)	184
Deferred revenue	6,394	14,059
Net cash (used in) provided by operating activities	(1,496)	11,669
Cash flows from investing activities
Cash paid for acquisitions, net of cash acquired	-	(4,460)
Purchases of property and equipment	(176)	(447)
Net cash used in investing activities	(176)	(4,907)
Cash flows from financing activities
Line of credit, net	7,000	-
Payment under term loan	(1)	-
Proceeds from term loan	5,000	-
Proceeds from exercise of stock options	6	-
Net cash provided by financing activities	12,005	-
Change in cash	10,333	6,762
Cash, beginning of period	7,642	2,587
Cash, end of period	$17,975	$9,349
Supplemental disclosures of cash flow information
Cash paid for interest	$7	$25
Cash paid for income taxes	$-	$-
Non-cash investing and financing activities
Right of use assets obtained in exchange for new operating lease liabilities	$-	$3,211
Cashless exercise of stock options	$-	$3,508

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

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements of DecisionPoint Systems, Inc. and its subsidiaries on the accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The accompanying condensed consolidated financial statements include the accounts of DecisionPoint Systems, Inc. and its wholly owned subsidiaries, DecisionPoint Systems International (“DPSI”), DecisionPoint Systems Group, Inc. (“DPS Group”), RDS, ExtenData and AMG. AMG was acquired on January 31, 2022, and as such, has been consolidated into our financial position and results of operations beginning February 1, 2022. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted from these interim financial statements as permitted by SEC rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the full fiscal year.

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

Inventory

Inventory consists solely of finished goods and is stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out (FIFO) method. We periodically review our inventory and make provisions as necessary for estimated obsolete and slow-moving goods. The creation of such provisions results in reduction of inventory to net realizable value and a charge to cost of sales. Inventories are reflected in the accompanying condensed consolidated balance sheets net of a valuation allowance of $87,000 and $42,000 as of March 31, 2023 and December 31, 2022, respectively.

Income Taxes

Our quarterly provision for income taxes uses an annual effective tax rate based on the expected annual income and statutory tax rates. Our effective tax rate, including discrete items as more fully described below, was 26.7% for the three months ended March 31, 2023 and (291.3%) for the three months ended March 31, 2022.

We recognize excess tax benefits (windfalls) and excess tax deficiencies (shortfalls) as discrete items in income taxes in the period that stock options are exercised. For the three months ended March 31, 2023, we recorded no income tax benefit nor deferred tax asset related to excess tax benefits for stock option exercises which represents the difference in deferred tax assets recorded at fair value during the vesting period and the actual deferred tax assets realized based on the intrinsic value on the date of exercise. For the three months ended March 31, 2022, we had recorded an income tax benefit of $0.7 million related to the non-taxable PPP loan forgiveness, which is not taxable at the federal level, but may be at the state level.

Operating Leases

For non-cancelable operating lease agreements, operating lease assets and operating lease liabilities are established for leases with an expected term greater than one year and we recognize lease expense on a straight-line basis.

We have an operating lease for the office and warehouse space in Laguna Hills, California. Pursuant to the lease agreement, the base rent of $39,778 per month began on June 1, 2022 and increases 3% annually. The lease expires on April 30, 2029. In February 2022, we established an operating lease liability of $3.1 million and operating lease assets of $3.0 million, net of the sublease. In connection with this lease agreement, we entered into a sublease agreement for a portion of the Laguna Hills office and warehouse location, in which we receive $24,254 per month commencing in February 2022 with a sublease expiration of October 31, 2023.

We also have operating leases for office space in Delray Beach, Florida, Southbury, Connecticut, and Doylestown, Pennsylvania with various fixed minimum monthly payments totaling $5,840. These leases have a combined operating lease liability of $0.1 million and operating lease assets of $0.1 million.

At March 31, 2023, the total operating lease liability was $3.1 million and the total operating lease asset was $2.6 million.

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

As of March 31, 2023, the total aggregate transaction price allocated to the unsatisfied performance obligations was approximately $16.7 million, of which approximately $12.2 million is expected to be recognized over the next 12 months.

As of December 31, 2022, the total aggregate transaction price allocated to the unsatisfied performance obligations was approximately $10.4 million.

The following tables summarizes the deferred revenue activity for the three months ending March 31, 2023 (in thousands):

Beginning balance at December 31, 2022	$10,352
Additions	14,958
Revenue recognized from beginning of period	(2,817)
Revenue recognized from additions	(5,747)
Ending balance at March 31, 2023	$16,746

We defer costs to acquire contracts, including commissions, incentives and payroll taxes if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are amortized to sales and marketing expense over the contract term, generally over one to three years. We have elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We include deferred contract acquisition costs in “Prepaid expenses and other current assets” in the consolidated balance sheets. As of March 31, 2023 and December 31, 2022, we deferred $0.4 million and $0.2 million, respectively, of related contract acquisition costs

The following table summarizes net sales by revenue source (in thousands):

	Three Months Ended March 31,
	2023	2022

Hardware and software	$20,540	$14,300
Consumables	1,626	1,280
Professional services	4,873	4,141
	$27,039	$19,721

Recently Adopted Accounting Standards

In September 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires the measurement of all expected credit losses for financial assets, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which, among other things, deferred the effective date of ASU 2016-13 for public filers that are considered smaller reporting companies, as defined by the SEC, to fiscal years beginning after December 15, 2022, including interim periods within those years. The Company adopted this accounting update in the first quarter of 2023 on a prospective basis. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

Note 3: Acquisitions

Advanced Mobile Group, LLC

On January 31, 2022, we entered into a Membership Unit Purchase Agreement and concurrently therewith closed upon the acquisition of all of the issued and outstanding membership interests of AMG for $5.1 million. The consideration we paid was comprised of cash of $4.6 million, of which $4.4 million was paid during the year ended December 31, 2022, and an estimated earn-out obligation valued at $0.5 million, subject to the financial performance of AMG during each of the two years following the closing of the acquisition. As a result of the acquisition, AMG became a wholly owned subsidiary of the Company.

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

As of December 31, 2022, the allocation of the total consideration to the estimated fair value of acquired net assets as of the acquisition date for AMG was as follows (in thousands):

Cash	$170
Accounts receivable	1,402
Inventory	129
Prepaids and other current assets	123
Customer lists and relationships	1,930
Trade name	360
Backlog	280
Developed technology	70
Accounts payable	(558)
Accrued expenses	(152)
Deferred tax liabilities	(897)
Deferred revenue	(148)
Total fair value excluding goodwill	2,709
Goodwill	2,371
Total consideration	$5,080

The estimated useful lives of intangible assets recorded related to the AMG acquisition are as follows:

Expected Life
Customer lists and relationships	7 years
Trade name	3 years
Backlog	11 months
Developed technology	3 years

Other acquisition

In March 2022, we acquired the customer lists and relationships of Boston Technologies, a provider of mobile order management and route accounting software for direct store delivery (DSD) operations, for cash of $0.3 million.

Note 4: Intangible Assets

Definite lived intangible assets are as follows (in thousands):

	March 31, 2023			December 31, 2022
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Customer lists and relationships	$7,940	$(4,188)	$3,752	$7,940	$(3,850)	$4,090
Trade names	1,360	(1,037)	323	1,360	(973)	387
Developed technology	140	(93)	47	140	(86)	54
Backlog	340	(340)	-	340	(340)	-
	$9,780	$(5,658)	$4,122	$9,780	$(5,249)	$4,531

Amortization expense recognized during the three ended March 31, 2023 and 2022 was $0.4 million and $0.3 million, respectively. Amortization expense is primarily calculated on an accelerated basis.

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

Below is a reconciliation of the fully dilutive securities effect for the three months ended March 31, 2023 and 2022 (in thousands, except per share data):

	2023	2022
Net income attributable to common stockholders	$866	$854

Weighted average basic shares outstanding	7,417	7,104
Dilutive effect of stock options and restricted stock	372	560
Weighted average shares for diluted earnings per share	7,789	7,664

Basic income per share	$0.12	$0.12
Diluted income per share	$0.11	$0.11

Note 6: Line of Credit

Our Loan and Security Agreement (the “Loan Agreement”) with MUFG Union Bank, National Association (the “Bank”), as amended, provides for a revolving line of credit of up to $10.0 million with our obligations being secured by a security interest in substantially all of our assets. Loans extended to us under the Loan Agreement are currently scheduled to mature on July 31, 2026. Effective March 27, 2023, we entered into an amendment letter (“Amendment”) with the Bank that served to amend certain terms of the Loan Agreement and increased the revolving line of credit available to us from $9.0 million to $10.0 million. The Amendment also served to modify certain covenants in the original agreement. On March 31, 2023, we drew down $7.0 million (see Note 11) of this facility and amounts borrowed under this credit facility are evidenced, and governed, by the terms of a commercial promissory note in favor of the Bank.

Interest and Fees

Loans under the Loan Agreement with an outstanding balance of at least $150,000 bear interest, at our option, at a base interest rate equal to the Term secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) plus 2.50% or a base rate equal to an index offered by the Bank for the interest period selected and is payable at the on the last day of each month, commencing April 30, 2023. The interest rate on the loans adjusts at the end of each SOFR rate period (1, 3, or 6 month term) selected by us. All other loan amounts bear interest at a rate equal to an index rate determined by the Bank, which shall vary when the index rate changes. As of March 31, 2023, the effective interest rate was 7.8%. We have the right to prepay variable interest rate loans, in whole or in part at any time, without penalty or premium. Amounts outstanding with a base interest rate may be prepaid in whole or in part provided we have given the Bank written notice of at least five days prior to prepayment and pay a prepayment fee. At any time prior to the maturity date, we may borrow, repay and reborrow amounts under the Loan Agreement, subject to the prepayment terms, and, as long as the total outstanding does not exceed $10.0 million.

Covenants

Under the Loan Agreement, as amended by the Amendment, we are subject to a variety of customary affirmative and negative covenants, including that we (i) maintain a ratio of total debt to EBITDA of not greater than 3.0:1.0 measured at the end of each quarter, (ii) maintain a fixed charge coverage ratio of not less than 1.35:1.00 to be measured as of the end of each fiscal quarter, and (iii) submit a pro-forma statement in advance showing compliance and overall satisfactory metrics post acquisition should the Company use any loan under the Loan Agreement for any acquisition with a purchase price in excess of $1,500,000. The Loan Agreement also prohibits us from, or otherwise imposes restrictions on us with respect to, among other things, liquidating, dissolving, entering into any consolidation, merger, division, partnership, or other combination, selling or leasing a majority of our assets or business or purchase or lease all or the greater part of the assets or business of another entity or person.

As of March 31, 2023 we were in compliance with all of our covenants, were eligible to borrow up to $3.0 million, and had $7.0 million in outstanding borrowings under the line of credit.

Note 7: Term Debt

MUFG Promissory Note

We entered into a $5.0 million unsecured promissory note agreement, effective March 27, 2023, with the Bank. Principal and interest payments on this note are due in quarterly installments of $250,000 on the last day of each quarter commencing June 30, 2023, with an interest rate based on Term SOFR plus 2.5% (secured overnight financing rate) as administered by the Federal Reserve Bank of New York, which was 7.8% at March 31, 2023.This note matures March 31, 2028.

EIDL Promissory Note

On August 27, 2020, we received $0.2 million in connection with a promissory note from the SBA under the Economic Injury Disaster Loan (“EIDL”) program pursuant to the CARES Act. Under the terms of the EIDL promissory note, interest accrues on the outstanding principal at an interest rate of 3.75% per annum and with a term of 30 years with equal monthly payments of principal and interest of $731 beginning on August 27, 2021. As of March 31, 2023 and December 31, 2022, outstanding debt under the promissory note was $0.1 million.

Note 8: Stockholders’ Equity

We are authorized to issue two classes of stock designated as common stock and preferred stock. As of March 31, 2023, we are authorized to issue 60,000,000 total shares of stock. Of this amount, 50,000,000 shares are designated as common stock, each having a par value of $0.001 and 10,000,000 shares are designated as preferred stock, each having a par value of $0.001.

Warrants

The following table summarizes information about our outstanding common stock warrants as of March 31, 2023:

	Date		Strike	Total Warrants Outstanding and	Total Exercise Price	Weighted Average Exercise
	Issued	Expiration	Price	Exercisable	(in thousands)	Price
Warrants - Common Stock	Jun-18	Jun-23	$1.00	207,665	$208
Warrants - Common Stock	Oct-18	Oct-23	1.40	21,000	29
				228,665	$237	$1.04

Note 9: Share-Based Compensation

Under our amended 2014 Plan 1,600,000 shares of our common stock are reserved for issuance under the 2014 Plan

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

The following table summarizes stock option activity under the 2014 Plan for the three months ended March 31, 2023:

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	($ in thousands)
Outstanding at December 31, 2022	458,957	$4.08
Granted	36,000	7.76
Forfeited or expired	-
Exercised	(1,457)	4.15
Outstanding at March 31, 2023	493,500	$4.35	2.64	$1,308
Exercisable at March 31, 2023	352,884	$4.53	2.60	$1,142

Share-based compensation cost is measured at the grant date based on the fair value of the award. The fair values of stock options granted during the three months ended March 31, 2023 were estimated using the Black-Scholes option-pricing model with the following assumptions:

Weighted average grant-date fair value per option granted	$7.76
Expected option term in years	2.5
Expected volatility factor	74.0%
Risk-free interest rate	4.18%
Expected annual dividend yield	0.0%

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

As of March 31, 2023, there was $0.2 million of total unrecognized share-based compensation related to unvested stock options. These costs have a weighted average remaining recognition period of 1.6 years.

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

Concentrations

One customer accounted for 20% of consolidated revenue during the three months ended March 31, 2023, and only two customers accounted for more than 10% of consolidated revenue during the three months ended March 31, 2022. Trade accounts receivable from one customer represented 49% of net consolidated receivables at March 31, 2023 and trade accounts receivable from two customers represented approximately 20% and 14% of net consolidated receivables at March 31, 2022.

Three vendors accounted for 33%, 26%, and 22% of all consolidated purchases during the three months ended March 31, 2023. For the prior year period, these same vendors accounted for 33%, 27% and 10% of all consolidated purchases for the three months ended March 31, 2022. No other vendor accounted for more than 10% of purchases during the three months ended March 31, 2023 and 2022.

As of March 31, 2023, three vendors accounted for 35%, 29% and 20% of total accounts payable. As of March 31, 2022, two of the same vendors accounted for 42% and 29% of the total accounts payable. No other vendor accounted for more than 10% of accounts payable as of March 31, 2023 and 2022.

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

Note 11: Subsequent Events

On March 31, 2023, we entered into a Stock Purchase Agreement to acquire all of the issued and outstanding shares of stock of Macro Integration Services, Inc. (“Macro”), a corporation organized under the laws of the State of North Carolina, for a purchase price of $10.5 million, which was paid at closing, and is subject to certain adjustments for indebtedness and net working capital. In order to the fund this acquisition we increased our line of credit and drew down $7.0 million on March 31, 2023 and entered into a new $5.0 million term loan (see Notes 6 and 7). On April 1, 2023, we closed on the acquisition of Macro and as a result of the acquisition, Macro became a wholly owned subsidiary of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q contains statements that discuss future events or expectations, projections of results of operations or financial condition, trends in our business, business prospects and strategies and other “forward-looking” information. In some cases, you can identify “forward-looking statements” by words like “may,” “will,” “should,” “expects,” These statements may relate to, among other things, our expectations regarding for our financial results, revenue, operating expenses and other financial measures in future periods, and the adequacy of our sources of liquidity to satisfy our working capital needs, capital expenditures, and other liquidity requirements. Our actual results may differ materially from those anticipated in these forward-looking statements. Among the factors that could cause actual results to differ materially are the factors discussed under “Risk Factors” in documents and reports we have filed with the Securities and Exchange Commission. Some additional factors that could cause actual results to differ include:

●	our estimates regarding expenses, future revenue, capital requirements and liquidity;
●	our plans to obtain any requisite outside funding for our current and proposed operations and potential acquisition and expansion efforts;
●	the success of the Company’s plan for growth, both internally and through pursuit of suitable acquisition candidates;
●	the ultimate impact of the COVID-19 pandemic, or any other health epidemic, on our business, and clientele, our suppliers, or the global economy as a whole;
●	the concentration of our customers and vendors and the potential effect of the loss of a significant customer or vendor;
●	debt obligations of the Company arising from our line of credit and term loan from time to time or otherwise;
●	our ability to integrate the business operations of businesses that we acquire from time to time;
●	the possibility that we may be adversely affected by other economic, business or competitive factors including market volatility, inflation, increases in interest rates, supply chain interruptions, and may not be able to manage other risks and uncertainties;
●	our ability to compete with companies producing similar products and services;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our products and technology;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our ability to develop and maintain our corporate infrastructure, including our internal controls;
●	general economic conditions, including effects of inflation, market volatility, interest rate increases, general recession concerns in the U.S. and abroad, and effects of geopolitical events domestically and abroad;
●	our ability to develop innovative new products and services; and
●	our financial performance.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales (in thousands):

	Three Months Ended March 31,
	2023	2022
Statements of Income Data:
Net sales	$27,039	$19,721
Cost of sales	20,989	15,047
Gross profit	6,050	4,674
Sales and marketing expenses	2,368	2,175
General and administrative expenses	2,494	2,261
Total operating expenses	4,862	4,436
Operating income	1,188	238
Interest expense	(13)	(25)
Other, net	-	4
Income before income taxes	1,175	217
Income tax (expense) benefit	(309)	637
	$866	$854
Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of sales	77.6%	76.3%
Gross profit	22.4%	23.7%
Sales and marketing expenses	8.8%	11.0%
General and administrative expenses	9.2%	11.5%
Total operating expenses	18.0%	22.5%
Operating income	4.4%	1.2%
Interest expense	0.0%	-0.1%
Other, net	0.0%	0.0%
Income before income taxes	4.3%	1.1%
Income tax (expense) benefit	-1.1%	3.2%
Net income	3.2%	4.3%

Results of Operations for the First Quarter of 2023 Compared to the First Quarter of 2022 (Unaudited)

Net sales

	Three Months Ended March 31,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
Hardware and software	$20,540	$14,300	$6,240	43.6%
Consumables	1,626	1,280	346	27.0%
Services	4,873	4,141	732	17.7%
	$27,039	$19,721	$7,318	37.1%

Net sales increased by 37.1%, or $7.3 million, during the three months ended March 31, 2023 as compared to the same period of the prior year. Hardware and software net sales increased $6.2 million, during the three months ended March 31, 2023, primarily due a $4.8 million increase in hardware sales to our largest customer and a $0.8 million increase in software licenses to two new customers in the first quarter of 2023. Consumables increased $0.3 million during the three months ended March 31, 2023 primarily due to increased first quarter sales to one of our existing customers and services increased primarily due the $0.8 million increase in deployment services to many customers.

Cost of sales

	Three Months Ended March 31, 2023,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
Hardware and software	$16,706	$11,537	$5,169	44.8%
Consumables	1,179	885	294	33.2%
Services	3,104	2,625	479	18.2%
	$20,989	$15,047	$5,942	39.5%

Cost of sales increased by 39.5%, or $5.9 million during the three months ended March 31, 2023 as compared to the same prior year period primarily due to higher hardware sales volume and the corresponding increase in costs associated with those sales.

Gross profit

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Gross profit:
Hardware and software	$3,834	$2,763
Consumables	448	395
Services	1,768	1,516
Total gross profit	$6,050	$4,674

Gross profit percentage:
Hardware and software	18.7%	19.3%
Consumables	27.6%	30.9%
Services	36.3%	36.6%
Total gross profit percentage	22.4%	23.7%

Gross profit increased $1.4 million for the three months ended March 31, 2023 as compared to the prior year period, primarily as a result of overall higher sales volume and the other impacts noted above. Overall gross profit margin decreased 130 basis points due to a shift in mix to hardware sales with lower profit margins from our largest customer.

Sales and marketing expenses

	Three Months Ended March 31,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
Sales and marketing expenses	$2,368	$2,175	$193	8.9%
As a percentage of sales	8.8%	11.0%		(2.2)%

Sales and marketing expenses increased $0.2 million, or 8.9%, for the three months ended March 31, 2023 as compared to the prior year period primarily due to (i) $41,000 in increased salaries for new sales personnel hired during the first quarter of 2023, (ii) $41,000 in increased expenses related to trade shows and (iii) $50,000 in increased consulting costs. As a percentage of sales, sales and marketing expenses decreased 220 basis points primarily due to higher sales volume for the three months ended March 31, 2023.

General and administrative expenses

	Three Months Ended March 31,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
General and administrative expenses	$2,494	$2,261	$233	10.3%
As a percentage of sales	9.2%	11.5%		(2.3)%

General and administrative expenses increased $0.2 million, or 10.3%, for the three months ended March 31, 2023 as compared to the same period of the prior year. The increase in these expenses was primarily due to a (i) a $68,000 bad debt expense incurred due to a client bankruptcy, (ii) a $32,000 increase in accounting fees due to an increase in audit fees and fees related to the April 2023 acquisition of Macro Integration, (iii) a $30,000 increase in warehouse salaries due to additional headcount in the first quarter of 2023, and (iv) a $112,000 increase in depreciation and amortization expense due to three months of expense compared to in the 2023 period versus two months of expense during the period as a result of the acquisition of AMG on January 31. As a percentage of sales, general and administrative costs decreased 220 basis points primarily due the higher sales volume in the first quarter of 2023.

Interest expense. The decrease in interest expense to $13,000 for the first quarter of 2023 from $25,000 from the same period last year was due to a decrease in debt levels as compared to the same period last year.

Income tax expense. Income tax expense was approximately $0.3 million for the three months ended March 31, 2023 compared to $0.6 million income tax benefit for the three months ended March 31, 2022. The prior year income tax benefit was due to lower income before income taxes and the recognition of excess tax benefits associated with stock option exercise activity in the first quarter of 2022.

Net income. Net income was $0.9 million, which was flat compared to $0.9 million in the same period last year.

Liquidity and Capital Resources

As of March 31, 2023, our principal sources of liquidity were cash totaling $18.0 million and $3.0 million of availability under our line of credit. In recent years, we have financed our operations primarily through cash generated from operating activities, borrowings from term loans and our line of credit. In certain prior years, we generated operating losses and negative cash flows from operating activities as reflected in our accumulated deficit. We have generated operating income for each of the years ended December 31, 2018 through December 31, 2022. Based on our recent trends and our current projections, we expect to generate cash from operations for the year ending December 31, 2023. Given our projections, combined with our existing cash and credit facilities, we believe the Company has sufficient liquidity for at least the next 12 months and beyond.

Our ability to continue to meet our cash requirements will depend on, among other things, global economic activity, continuing on-going disruptions in supply chains and labor shortages across industry sectors, the effects of inflation, the effects of interest rate increases, recession concerns, and our ability to achieve anticipated levels of revenues and cash flow from operations, our ability to manage costs and working capital successfully and the continued availability of financing, if needed. We cannot provide any assurance that our assumptions used to estimate our liquidity requirements will remain accurate due to, among other things, the macro-economic environment. Consequently, the volatile economic environment and our estimates on the severity of the impact on our future earnings and cash flows could change and have a material impact on our results of operations and financial condition. In the event of a sustained market deterioration, and declines in net sales, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions. We cannot provide any assurance that we will be able to obtain any additional sources of financing or liquidity on acceptable terms, or at all.

Working Capital (Deficit)

	March 31, 2023	December 31, 2022	Increase/ (Decrease)
	(in thousands)
Current assets	$53,516	$32,272	$21,244
Current liabilities	40,561	31,665	8,896
Working capital	$12,955	$607	$12,348

The working capital increase as of March 31, 2023 was primarily due to the net cash proceeds from the $7.0 million draw on our revolving line of credit and the $5.0 million term loan that closed on March 31, 2023 to fund the acquisition of Macro which closed on April 1, 2023.

Line of Credit

Our Loan and Security Agreement (the “Loan Agreement”) with MUFG Union Bank, National Association (the “Bank”), as amended, provides for a revolving line of credit of up to $10.0 million with our obligations being secured by a security interest in substantially all of our assets. Loans extended to us under the Loan Agreement are scheduled to mature on July 31, 2026. Effective March 27, 2023, we entered into an amendment letter (“Amendment”) with the Bank that served to amend certain terms of the Loan Agreement and increased the revolving line of credit available to us from $9.0 million to $10.0 million. The Amendment also served to modify certain covenants in the original Loan Agreement. On March 31, 2023, we drew down $7.0 million of this facility.

MUFG Promissory Note

We entered into a $5.0 million promissory note agreement, effective March 27, 2023, with the Bank. Principal and interest payments on this note are due in quarterly installments of $250,000 on the last day of each quarter commencing June 30, 2023, with an interest rate based on Term SOFR (secured overnight financing rate) as administered by the Federal Reserve Bank of New York. This note matures March 31, 2028.

Cash Flow Analysis

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by operating activities	$(1,496)	$11,669
Net cash used in investing activities	(176)	(4,907)
Net cash provided by financing activities	12,005	-
Net increase in cash	$10,333	$6,762

Operating Activities

Net cash used in operating activities decreased to $1.5 million for the three months ended March 31, 2023 from net cash provided by operating activities of $11.7 million for the three months ended March 31, 2022. The decrease was primarily due to (i) a $6.4 million decrease in collections of deferred revenue, (ii) a $9.4 million increase in accounts receivable, and, offset by a $1.9 million decreases in accrued liabilities during the three months ended March 31, 2023.

Investing Activities

Net cash used in investing activities was $0.2 million for the three months ended March 31, 2023 which is comprised of capital expenditures of property and equipment. Net cash used in investing activities was $4.9 million for the three months ended March 31, 2022, which was comprised of $4.5 million in cash payments related to the acquisition of AMG in the first quarter of 2022 and $0.4 million in capital expenditures of property and equipment.

Financing Activities

Net cash used in financing activities was $12.0 million for the three months ended March 31, 2023 due to the $7.0 million draw on the revolving line of credit and the proceeds from the $5.0 million term loan which were used to fund the acquisition of Macro Integration on April 1, 2023. There were no financing activities during the three months ended March 31, 2022.

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

For a description of other critical accounting policies and estimates, refer to Part II, Item 7, Critical Accounting Policies and Estimates in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, for this reporting period and are not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report on Form 10-Q, please refer to the section titled Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 for a detailed discussion of certain risks that affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on August 13, 2020)

3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 17, 2021)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on August 13, 2020)

10.1	Second Amendment to the Business Loan Agreement dated July 29, 2021, dated March 27, 2023, by and Among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 29, 2023)

10.2	Commercial Promissory Note ($10.0 million), dated March 27, 2023, by and among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 29, 2023)

10.3	Commercial Promissory Note ($5.0 million), dated March 27, 2023, by and among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 29, 2023)

31.1*	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

DECISIONPOINT SYSTEMS, INC.

Date: May 15, 2023	By:	/s/ Steve Smith
	Name:	Steve Smith
	Title:	Chief Executive Officer
(Principal Executive Officer) and Director

Date: May 15, 2023	By:	/s/ Melinda Wohl
	Name:	Melinda Wohl
	Title:	Vice President Finance and Administration
(Principal Financial Officer and
Principal Accounting Officer)