Form 10-Q
period 2023-06-30
DecisionPoint Systems, Inc.
filed 2023-08-14
CIK 1505611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 001-41376

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 7, 2023 there were 7,627,666 shares of common stock, $0.001 par value, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DecisionPoint Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$7,225	$7,642
Accounts receivable, net	16,566	17,085
Inventory, net	2,446	4,417
Deferred costs	3,184	2,729
Prepaid expenses and other current assets	397	399
Total current assets	29,818	32,272
Operating lease assets	3,778	2,681
Property and equipment, net	2,920	1,817
Deferred costs, net of current portion	2,744	2,868
Deferred tax assets	-	848
Intangible assets, net	8,993	4,531
Goodwill	24,379	10,499
Other assets	105	41
Total assets	$72,737	$55,557
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,628	$19,755
Accrued expenses and other current liabilities	6,283	5,357
Deferred revenue	7,367	6,021
Current portion of earnout consideration	5,520	-
Current portion of long-term debt	1,003	3
Current portion of operating lease liabilities	866	529
Total current liabilities	33,667	31,665
Deferred revenue, net of current portion	3,724	4,331
Long-term debt	6,891	143
Noncurrent portion of operating lease liabilities	3,516	2,706
Long-term portion of earnout consideration	4,316	-
Deferred tax liabilities	1,909	-
Other liabilities	6	130
Total liabilities	54,029	38,975
Commitments and contingencies (Notes 6 and 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 50,000 shares authorized; 7,628 and 7,416 shares issued and outstanding, respectively	8	7
Additional paid-in capital	38,853	38,429
Accumulated deficit	(20,153)	(21,854)
Total stockholders’ equity	18,708	16,582
Total liabilities and stockholders’ equity	$72,737	$55,557

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales:
Product	$19,746	$22,692	$41,912	$38,272
Service	11,166	4,814	16,039	8,955
Net sales	30,912	27,506	57,951	47,227
Cost of sales:
Product	15,980	17,869	33,865	30,290
Service	7,184	3,310	10,287	5,935
Cost of sales	23,164	21,179	44,152	36,225
Gross profit	7,748	6,327	13,799	11,002
Operating expenses:
Sales and marketing expense	2,491	2,384	4,859	4,560
General and administrative expenses	3,911	1,960	6,406	4,220
Total operating expenses	6,402	4,344	11,265	8,780
Operating income	1,346	1,983	2,534	2,222
Interest expense	(210)	(9)	(223)	(35)
Other income (expense)	9	(21)	9	(16)
Income before income taxes	1,145	1,953	2,320	2,171
Income tax expense	(310)	(1,232)	(619)	(598)
Net income and comprehensive income attributable to common stockholders	$835	$721	$1,701	$1,573
Earnings per share attributable to stockholders:
Basic	$0.11	$0.10	$0.23	$0.22
Diluted	$0.11	$0.09	$0.22	$0.20
Weighted average common shares outstanding
Basic	7,601	7,222	7,447	7,209
Diluted	7,935	7,691	7,869	7,720

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Six Months Ended June 30, 2023 and 2022

(in thousands)

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	7,416	$7	$38,429	$(21,854)	$16,582
Net income	-	-	-	866	866
Share-based compensation expense	-	-	196	-	196
Exercise of stock options	1	-	6	-	6
Balance at March 31, 2023	7,417	$7	$38,631	$(20,988)	$17,650
Net income	-	-	-	835	835
Share-based compensation expense	-	-	20	-	20
Exercise of warrants	195	1	195	-	196
Exercise of stock options	7	-	7	-	7
Cashless exercise of warrants (see Note 8)	9	-	-	-	-
Balance at June 30, 2023	7,628	$8	$38,853	$(20,153)	$18,708

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	7,007	$7	$39,216	$(24,965)	$14,258
Net income	—	—	—	852	852
Share-based compensation expense	—	—	225	—	225
Cashless exercise of stock options (Note 9)	214	—	(1,403)	—	(1,403)
Balance at March 31, 2022	7,221	$7	$38,038	$(24,113)	$13,932
Net income	—	—	—	721	721
Share-based compensation expense	—	—	50	—	50
Exercise of stock options	13	—	25	—	25
Balance at June 30, 2022	7,234	$7	$38,113	$(23,392)	$14,728

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities
Net income	$1,701	$1,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,297	1,128
Amortization of inventory valuation adjustment	120	-
Loss on fixed asset disposal	235	22
Share-based compensation expense	216	275
Provision for inventory obsolescence	2	-
Deferred income taxes, net	(447)	589
Provision for doubtful accounts	118	-
Changes in operating assets and liabilities:
Accounts receivable	10,525	(4,950)
Inventory, net	4,479	1,369
Deferred costs	(331)	(305)
Prepaid expenses and other current assets	93	(171)
Accounts payable	(9,936)	4,479
Accrued expenses and other current liabilities	(2,596)	(501)
Operating lease liabilities	(63)	264
Deferred revenue	(405)	9,100
Net cash provided by operating activities	5,008	12,872
Cash flows from investing activities
Purchases of property and equipment	(579)	(1,095)
Cash paid for acquisitions, net of cash acquired	(12,794)	(4,525)
Net cash used in investing activities	(13,373)	(5,620)
Cash flows from financing activities
Repayment of term debt	(252)	(2)
Line of credit, net	3,000	-
Proceeds from term loan	5,000	-
Cash paid for taxes on the cashless exercises of stock options	-	(1,403)
Proceeds from exercise of warrants	187	-
Proceeds from exercise of stock options	13	25
Net cash provided by (used in) financing activities	7,948	(1,380)
Change in cash	(417)	5,872
Cash, beginning of period	7,642	2,587
Cash, end of period	$7,225	$8,459
Supplemental disclosures of cash flow information
Cash paid for interest	$88	$31
Cash paid for income taxes	$419	$109
Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$3,211
Cashless exercise of warrants	$9	$3,508

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

In April 2023, we acquired 100% of the issued and outstanding shares of Macro Integration Services, Inc. (“Macro”). Macro is a value-added reseller (“VAR”) that buys point of sale mobile computing, scanning, printing, and wireless products from various manufacturers and distributors. Macro also provides professional services for project management, implementation, deployment, installations, upgrades, training, and support.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

We have prepared the accompanying unaudited condensed consolidated financial statements of DecisionPoint Systems, Inc. and its subsidiaries on the accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The accompanying condensed consolidated financial statements include the accounts of DecisionPoint Systems, Inc. and its wholly owned subsidiaries, DecisionPoint Systems International (“DPSI”), DecisionPoint Systems Group, Inc. (“DPS Group”), RDS, ExtenData, AMG, and Macro. AMG was acquired on January 31, 2022, and as such, has been consolidated into our financial position and results of operations beginning February 1, 2022. Macro was acquired on April 1, 2023, and as such, has been consolidated into our financial position and results of operations beginning April 1, 2023. All intercompany accounts and transactions have been eliminated in consolidation. These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted from these interim financial statements as permitted by SEC rules and regulations. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the full fiscal year.

DecisionPoint Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Inventory

Inventory consists solely of finished goods and is stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out (FIFO) method. We periodically review our inventory and make provisions as necessary for estimated obsolete and slow-moving goods. The creation of such provisions results in reduction of inventory to net realizable value and a charge to cost of sales. Inventories are reflected in the accompanying condensed consolidated balance sheets net of a valuation allowance of $89,000 and $42,000 as of June 30, 2023 and December 31, 2022, respectively.

We recorded a fair value adjustment of approximately $359,000 to reflect the acquired cost of inventory related to the April 1, 2023 acquisition of Macro. Approximately $120,000 of this amount was amortized during the three month period ended June 30, 2023 and is included in total cost of sales in the condensed consolidated statements income and comprehensive income.

Income Taxes

Our quarterly provision for income taxes uses an annual effective tax rate based on the expected annual income and statutory tax rates. Our effective tax rate, including discrete items as more fully described below, was 26.7% for the six months ended June 30, 2023 and 27.6% for the six months ended June 30, 2022.

The change in the effective tax rate was primarily due to a combination of an increase in projected annual pre-tax income and a decrease to estimated annual non-deductible permanent items in 2023.

Operating Leases

For non-cancelable operating lease agreements, operating lease assets and operating lease liabilities are established for leases with an expected term greater than one year and we recognize lease expense on a straight-line basis.

DecisionPoint Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

We also have one operating lease for office and warehouse space in Greensboro, North Carolina with fixed minimum monthly payments of $34,413 per month which increase 3% annually. The lease expires on December 31, 2026.

Furthermore, we have operating leases for office space in Delray Beach, Florida, Southbury, Connecticut, and Doylestown, Pennsylvania with various fixed minimum monthly payments totaling $5,840. These leases have a combined operating lease liability of $39,000 and operating lease assets of $39,000.

At June 30, 2023, the total operating lease liability was $4.4 million and the total operating lease asset was $3.8 million.

Revenue Recognition

We recognize revenue when a customer obtains control of promised goods or services under the terms of a contract and is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. We do not have any material extended payment terms, as payment is due at or shortly after the time of the sale. Sales and other taxes collected concurrently with revenue producing activities are excluded from revenue.

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

As of June 30, 2023, the total aggregate transaction price allocated to the unsatisfied performance obligations was approximately $11.1 million, of which approximately $7.4 million is expected to be recognized over the next 12 months.

As of December 31, 2022, the total aggregate transaction price allocated to the unsatisfied performance obligations was approximately $10.4 million.

The following tables summarizes the deferred revenue activity for the six months ending June 30, 2023 (in thousands):

Beginning Balance at December 31, 2022	$10,352
Additions	18,618
Revenue recognized from beginning of period	(4,463)
Revenue recognized from additions	(13,416)
Ending balance at June 30, 2023	$11,091

We defer costs to acquire contracts, including commissions, incentives and payroll taxes if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are amortized to sales and marketing expense over the contract term, generally over one to three years. We have elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We include deferred contract acquisition costs in “Prepaid expenses and other current assets” in the consolidated balance sheets. As of June 30, 2023 and December 31, 2022, we deferred $0.2 million and $0.2 million, respectively, of related contract acquisition costs.

DecisionPoint Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table summarizes net sales by revenue source (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Hardware and software	$18,275	$20,601	$38,815	$34,901
Consumables	1,471	2,091	3,097	3,371
Professional services	11,166	4,814	16,039	8,955
	$30,912	$27,506	$57,951	$47,227

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

Note 3: Acquisitions

Macro Integration Services, Inc.

On March 31, 2023, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with the Durwood Wayne Williams Revocable Trust and the Collins Family Living Trust, as sellers (collectively, the “Sellers”) and with Durwood W. Williams and Bartley E. Collins (the respective trustees of the Sellers), individually, pursuant to which the Company acquired all of the issued and outstanding equity of Macro from the Sellers (the “Acquisition”), effective April 1, 2023 (the “Effective Date”). Upon consummation of the Acquisition, Macro, a project management and professional services and integrated solutions company, became a wholly-owned subsidiary of the Company.

Total consideration for the acquisition has been recorded as $26,265,000 and is comprised of the following:

Purchase price	$10,500,000
Working capital excess	5,898,950
Subtotal	16,398,950
Earnout	9,836,000
Other	30,050
$26,265,000

Earnout payments are subject to the financial performance of Macro in each of the two years following closing and are presented at net present values. We may pay the Sellers a total of up to an additional $9,836,000 in earnout payments. The earnout is based on achieving EBITDA targets in years one and two following the Effective Date of $3,300,000 and $3,800,000, respectively.

DecisionPoint Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The cash due at closing was $13,717,099 which reflects the following:

Purchase price	$10,500,000
Working capital excess	5,898,950
Less: bank indebtedness	(1,836,851)
Seller party expenses	(845,000)
$13,717,099

Actual consideration paid on the Effective Date was $11,005,003 which reflects cash due at close less holdbacks for cash, accounts receivable, and inventory.

Also, customer payments on specified accounts receivable actually received by us through September 30, 2024, are to be remitted to the Sellers on a quarterly basis. The Sellers are also due certain payments from us if certain inventory is utilized by the Company before March 31, 2024.

The preliminary purchase price allocation is subject to change due to changes in the estimated fair value of Macro’s assets acquired and liabilities assumed as of the Effective Date resulting from the finalization of the Company’s detailed valuation analysis.

The preliminary purchase price allocation of Macro as of April 1, 2023 is as follows (in thousands):

Cash	$923
Accounts receivable, net	10,124
Inventory, net	2,630
Prepaids and other current assets	111
Operating lease assets	1,390
Property and equipment, net	1,058
Customer lists and relationships	4,080
Trade name	1,380
Other assets	44
Accounts payable	(2,809)
Accrued expenses and other current liabilities	(695)
Deferred tax assets	(3,204)
Operating lease liability	(1,503)
Deferred revenue	(1,144)
Total fair value excluding goodwill	15,589
Goodwill	13,880
Total consideration	$26,265

The estimated useful lives of intangible assets recorded related to the Macro acquisition are as follows:

Expected Life
Customer lists and relationships	7 years
Trade name	3 years

Pro Forma Information

The following unaudited pro forms condensed consolidated statement of operations for the three and six months ended June 30, 2023 as if the Macro acquisition had been completed on January 1, 2023, and after giving effect to certain pro forma adjustments. The pro forma condensed consolidated statement of operations is presented for informational purposes only and is not indicative of the results of operations that would have necessarily been achieved if the acquisition had actually been consummated on January 1, 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$30,912	$32,825	$68,892	$56,703
Net income	$835	$437	$2,634	$705
Net income per share - basic	$0.11	$0.06	$0.35	$0.10
Net income per share - diluted	$0.11	$0.06	$0.33	$0.09

During the three and six months ended June 30, 2023, we incurred transaction costs of $189,000 and $410,000, respectively.

DecisionPoint Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of June 30, 2023, the allocation of the total consideration to the estimated fair value of acquired net assets as of the acquisition date for AMG was as follows (in thousands):

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

DecisionPoint Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Intangible Assets

Definite lived intangible assets are as follows (in thousands):

	June 30, 2023			December 31, 2022
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists and relationships	$12,020	$(4,591)	$7,429	$7,940	$(3,850)	$4,090
Trade names	2,740	(1,216)	1,524	1,360	(973)	387
Developed technology	140	(100)	40	140	(86)	54
Backlog	340	(340)	-	340	(340)	-
	$15,240	$(6,247)	$8,993	$9,780	$(5,249)	$4,531

Amortization expense recognized during the three and six months ended June 30, 2023 was $0.6 million and $1.0 million, respectively. Amortization expense recognized during the three and six months ended June 30, 2022 was $0.3 million and $0.9 million, respectively. Amortization expense is primarily calculated on a straight-line basis.

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

Below is a reconciliation of the fully dilutive securities effect for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$835	$721	$1,701	$1,573

Weighted average basic common shares outstanding	7,601	7,222	7,447	7,209
Dilutive effect of stock options, warrants and restricted stock	334	469	422	511
Weighted average shares for diluted earnings per share	7,935	7,691	7,869	7,720

Basic income per share	$0.11	$0.10	$0.23	$0.22
Diluted income per share	$0.11	$0.09	$0.22	$0.20

Note 6: Line of Credit

Our Loan and Security Agreement (the “Loan Agreement”) with MUFG Union Bank, National Association (the “Bank”), as amended, provides for a revolving line of credit of up to $10.0 million with our obligations being secured by a security interest in substantially all of our assets. Loans extended to us under the Loan Agreement are currently scheduled to mature on July 31, 2026. Effective March 27, 2023, we entered into an amendment letter (“Amendment”) with the Bank that served to amend certain terms of the Loan Agreement and increased the revolving line of credit available to us from $9.0 million to $10.0 million. The Amendment also served to modify certain covenants in the original agreement. On March 31, 2023, we drew down $7.0 million of this facility and amounts borrowed under this credit facility are evidenced, and governed, by the terms of a commercial promissory note in favor of the Bank. During the second quarter of 2023 we paid down $4.0 million on the line of credit and as of June 30, 2023, there is $3.0 million outstanding on the line of credit.

DecisionPoint Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Interest and Fees

Loans under the Loan Agreement with an outstanding balance of at least $150,000 bear interest, at our option, at a base interest rate equal to the Term secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) plus 2.50% or a base rate equal to an index offered by the Bank for the interest period selected and is payable at the on the last day of each month, commencing April 30, 2023. The interest rate on the loans adjusts at the end of each SOFR rate period (1, 3, or 6 month term) selected by us. All other loan amounts bear interest at a rate equal to an index rate determined by the Bank, which shall vary when the index rate changes. As of June 30, 2023, the effective interest rate was 7.4%. We have the right to prepay variable interest rate loans, in whole or in part at any time, without penalty or premium. Amounts outstanding with a base interest rate may be prepaid in whole or in part provided we have given the Bank written notice of at least five days prior to prepayment and pay a prepayment fee. At any time prior to the maturity date, we may borrow, repay and reborrow amounts under the Loan Agreement, subject to the prepayment terms, and, as long as the total outstanding does not exceed $10.0 million.

Covenants

Under the Loan Agreement , as amended by the Amendment, we are subject to a variety of customary affirmative and negative covenants, including that we (i) maintain a ratio of total debt to EBITDA of not greater than 3.0:1.0 measured at the end of each quarter, (ii) maintain a fixed charge coverage ratio of not less than 1.35:1.00 to be measured as of the end of each fiscal quarter, and (iii) submit a pro-forma statement in advance showing compliance and overall satisfactory metrics post acquisition should the Company use any loan under the Loan Agreement for any acquisition with a purchase price in excess of $1,500,000. The Loan Agreement also prohibits us from, or otherwise imposes restrictions on us with respect to, among other things, liquidating, dissolving, entering into any consolidation, merger, division, partnership, or other combination, selling or leasing a majority of our assets or business or purchase or lease all or the greater part of the assets or business of another entity or person.

As of June 30, 2023 we were in compliance with all of our covenants, were eligible to borrow up to $7.0 million, and had $3.0 million in outstanding borrowings under the line of credit.

Note 7: Term Debt

MUFG Promissory Note

We entered into a $5.0 million unsecured promissory note agreement, effective March 27, 2023, with the Bank. Principal and interest payments on this note are due in quarterly installments of $250,000 on the last day of each quarter commencing June 30, 2023, with an interest rate based on Term SOFR plus 2.5% (secured overnight financing rate) as administered by the Federal Reserve Bank of New York, which was 7.3% at June 30, 2023.This note matures March 31, 2028.

EIDL Promissory Note

On August 27, 2020, we received $0.2 million in connection with a promissory note from the SBA under the Economic Injury Disaster Loan (“EIDL”) program pursuant to the CARES Act. Under the terms of the EIDL promissory note, interest accrues on the outstanding principal at an interest rate of 3.75% per annum and with a term of 30 years with equal monthly payments of principal and interest of $731 beginning on August 27, 2021. As of June 30, 2023 and December 31, 2022, outstanding debt under the promissory note was $0.1 million.

At June 30, 2023, our total debt consisted of the following:

Line of credit	$3,000
MUFG promissory note	4,750
EIDL promissory note	144
Total debt	7,894
Less: current portion of long-term debt	(1,003)
Long-term debt	$6,891

DecisionPoint Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8: Stockholders’ Equity

We are authorized to issue two classes of stock designated as common stock and preferred stock. As of June 30, 2023, we are authorized to issue 60,000,000 total shares of stock. Of this amount, 50,000,000 shares are designated as common stock, having a par value of $0.001 and 10,000,000 shares are designated as preferred stock, having a par value of $0.001.

Warrants

The following table summarizes information about our outstanding common stock warrants as of June 30, 2023:

	Date		Strike	Total Warrants Outstanding and Exercisable	Total Exercise Price	Weighted Average Exercise
	Issued	Expiration	Price	(in thousands)	(in thousands)	Price
Warrants - Common Stock	Oct-18	Oct-23	1.40	18	26
				18	$26	$1.40

In June 2023, the common stock warrants issued by the Company in June 2018 were fully exercised by all of the holders resulting in the issuance of 191,826 shares of common stock. One holder exercised on a cashless basis, resulting in the issuance of 9,247 shares of common stock.

In June 2023, a portion of the common stock warrants issued by the Company in October 2018 were exercised by one holder, resulting in the issuance of 2,625 shares of common stock.

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

The following table summarizes stock option activity under the 2014 Plan for the six months ended June 30, 2023:

	Stock	Grant Date Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
	Options	Price	Life	Value
			(in years)	($ in thousands)
Outstanding at December 31, 2022	458,957	$4.08
Granted	60,521	7.26
Forfeited or expired	-	0
Exercised	(7,915)	1.55
Outstanding at June 30, 2023	511,563	$4.49	2.4	$783
Exercisable at June 30, 2023	397,229	$4.65	2.4	$567

DecisionPoint Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Share-based compensation cost is measured at the June 30, 2023 were estimated using the Black-Scholes option-pricing model with the following assumptions:

Weighted average grant-date fair value per option granted	$6.52
Expected option term in years	2.5
Expected volatility factor	74.0%
Risk-free interest rate	3.82%
Expected annual dividend yield	0.0%

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

As of June 30, 2023, there was $0.2 million of total unrecognized share-based compensation related to unvested stock options. These costs have a weighted average remaining recognition period of 1.6 years.

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

Concentrations

One customer accounted for 24% and 34% of consolidated revenue during the three and six months ended June 30, 2023. Two customers accounted for 19% and 20% of consolidated revenue during the three months ended June 30, 2022, and 11% and 18% of consolidated revenue during the six months ended June 30, 2022. Trade accounts receivable from one customer represented 14% of net consolidated receivables at June 30, 2023 and trade accounts receivable from one customers represented approximately 31% of net consolidated receivables at June 30, 2022.

Two vendors accounted for 17% and 11% of all consolidated purchases during the three months ended June 30, 2023. Three vendors accounted for 21%, 18%, and 16% of all consolidated purchases during the six months ended June 30, 2023. For the prior year period, these same vendors accounted for 44% and 17% of all consolidated purchases for the three months ended June 30, 2022, and 39% and 21% of all consolidated purchases during the six months ended June 30, 2022. No other vendor accounted for more than 10% of purchases during the three and six months ended June 30, 2023 and 2022.

As of June 30, 2023, three vendors accounted for 21%, 21% and 15% of total accounts payable. As of June 30, 2022, two of the same vendors accounted for 50% and 17% of the total accounts payable. No other vendor accounted for more than 10% of accounts payable as of June 30, 2023 and 2022.

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

Note 11: Subsequent Events

Management has evaluated for subsequent events through the date of filing of this report and noted no items requiring adjustment or disclosure.

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

We may from time to time make strategic acquisitions. For example, in April 2023, we completed the acquisition of Macro Integration Services, Inc. (“Macro”), a privately held company headquartered in Greensboro, North Carolina. We acquired Macro to increase profits margins through adding more services, expanding our regional presence, and adding new capabilities and deepening existing ones. This acquisition also strengthens our position in the traditional retail market while adding to adjacent retail verticals in foods service and grocery.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Statements of Operations Data:	(unaudited)
Net sales	$30,912	$27,506	$57,951	$47,227
Cost of sales	23,164	21,179	44,152	36,225
Gross profit	7,748	6,327	13,799	11,002
Sales and marketing expenses	2,491	2,384	4,859	4,560
General and administrative expenses	3,911	1,960	6,406	4,220
Total operating expenses	6,402	4,344	11,265	8,780
Operating income	1,346	1,983	2,534	2,222
Interest expense	(210)	(9)	(223)	(35)
Other income (expense)	9	(21)	9	(16)
Income before income taxes	1,145	1,953	2,320	2,171
Income tax expense	(310)	(1,232)	(619)	(598)
Net income attributable to common shareholders	$835	$721	$1,701	$1,573
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.9%	77.0%	76.2%	76.7%
Gross profit	25.1%	23.0%	23.8%	23.3%
Sales and marketing expenses	8.1%	8.7%	8.4%	9.7%
General and administrative expenses	12.7%	7.1%	11.1%	8.9%
Total operating expenses	20.7%	15.8%	19.4%	18.6%
Operating income	4.4%	7.2%	4.4%	4.7%
Interest expense	(0.7)%	(0.0)%	(0.4)%	(0.1)%
Other income (expense)	0.0%	0.0%	0.0%	(0.0)%
Income before income taxes	3.7%	7.1%	4.0%	4.6%
Income tax expense	(1.0)%	(4.5)%	(1.1)%	(1.3)%
Net income attributable to common shareholders	2.7%	2.6%	2.9%	3.3%

Results of Operations for the Second Quarter of 2023 Compared to the Second Quarter of 2022 (Unaudited)

Net sales

	Three Months Ended June 30,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
Hardware and software	$18,275	$20,601	$(2,326)	(11.3)%
Consumables	1,471	2,091	(620)	(29.7)%
Services	11,166	4,814	6,352	131.9%
	$30,912	$27,506	$3,406	12.4%

Net sales increased by 12.4%, or $3.4 million, during the three months ended June 30, 2023 as compared to the same period of the prior year. Hardware and software net sales decreased $2.3 million, during the three months ended March 31, 2023, primarily due a $2.3 million decrease in hardware sales to our largest customer. As our sales are project based, this decrease was driven by a lag in customer installations which we expect to complete over the remainder of the current 2023 fiscal year. Consumables decreased $0.6 million during the three months ended June 30, 2023 primarily due to decreased second quarter sales to one of our existing customers. Included in the prior year consumables sales was a one-time transaction of $0.5 million that was not repeated during the current quarter ending June 30, 2023. Services increased $6.4 million during the three months ended June 30, 2023 primarily due to the acquisition of Macro on April 1, 2023 (and, thus, there were no corresponding sales by Macro included in our results of operations for the comparable period in 2022), which added $6.3 million in services revenue.

Cost of sales

	Three Months Ended June 30,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
Hardware and software	$14,904	$16,371	$(1,467)	(9.0)%
Consumables	1,076	1,498	(422)	(28.2)%
Services	7,184	3,310	3,874	117.0%
	$23,164	$21,179	$1,985	9.4%

Cost of sales increased by 9.4%, or $2.0 million during the three months ended June 30, 2023 as compared to the same prior year period primarily due to the acquisition of Macro on April 1, 2023, which added $3.8 million in costs (and, thus, there were no corresponding sales by Macro included in our results of operations for the comparable period in 2022). This increase was offset by decreases in the cost of sales of both hardware and software and consumables which was consistent with the corresponding decreases in sales of these product lines.

Gross profit

	Three Months Ended
	June 30,
	2023	2022
	(dollars in thousands)
Gross profit:
Hardware and software	$3,371	$4,230
Consumables	395	593
Services	3,982	1,504
Total gross profit	$7,748	$6,327

Gross profit percentage:
Hardware and software	18.4%	20.5%
Consumables	26.9%	28.4%
Services	35.7%	31.2%
Total gross profit percentage	25.1%	23.0%

Gross profit increased $1.4 million for the three months ended June 30, 2023 as compared to the prior year period, primarily as a result of the increase in sales of services combined with increased costs and the other impacts noted above. Overall gross profit margin increased 2.1% due to a shift in mix to services with higher profit margins.

Sales and marketing expenses

	Three Months Ended June 30,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
Sales and marketing expenses	$2,491	$2,384	$107	4.5%
As a percentage of sales	8.1%	8.7%		-0.6%

Sales and marketing expenses increased $0.1 million, or 4.5%, for the three months ended June 30, 2023 as compared to the prior year period primarily due to the acquisition of Macro on April 1, 2023, which added $89,000 in sales and marketing expenses in the second quarter of 2023 (and thus, there were no corresponding expenses by Macro for the comparable period in 2022). As a percentage of sales, sales and marketing expenses decreased 60 basis points primarily due to higher sales volume for the three months ended June 30, 2023.

General and administrative expenses

	Three Months Ended June 30,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
General and administrative	$3,911	$1,960	$1,951	99.5%
As a percentage of sales	12.7%	7.1%		5.5%

General and administrative expenses increased $1.9 million, or 99.4%, for the three months ended June 30, 2023 as compared to the same period of the prior year. The increase in these expenses was primarily due to a (i) a $144,000 increase in legal and accounting fees primarily related to the April 2023 acquisition of Macro Integration, (ii) a $35,000 increase in warehouse salaries due to additional headcount in the first quarter of 2023, and (iii) a $64,000 increase in depreciation and amortization expense, and (iv) a $1.6 million increase due to the acquisition of Macro on April 1, 2023 (and thus, there were no corresponding expenses by Macro for the comparable period in 2022). As a percentage of sales, general and administrative costs increased 550 basis points.

Interest expense. The increase in interest expense to $210,000 for the second quarter of 2023 from $9,000 from the same period last year was due to the increased debt levels incurred for the Macro acquisition, as compared to the same period last year.

Income tax expense. Income tax expense was approximately $0.3 million for the three months ended June 30, 2023 compared to $1.2 million income tax expense for the three months ended June 30, 2022. The decrease is primarily due to the decrease in come before income taxes period over period.

Net income. Net income was $0.8 million compared to $0.7 million in the same period last year.

Results of Operations for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022 (Unaudited)

Net sales

	Six Months Ended June 30,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
Hardware and software	$38,815	$34,901	$3,914	11.2%
Consumables	3,097	3,371	(274)	(8.1)%
Services	16,039	8,955	7,084	79.1%
	$57,951	$47,227	$10,724	22.7%

Net sales increased by 22.7%, or $10.7 million, during the six months ended June 30, 2023 as compared to the same period of the prior year. The increase in net sales was primarily driven by an increase in hardware and software sales to one of our existing significant customers and a $6.3 million increase in services associated with sales by Macro which we acquired on April 1, 2023 (and, thus, there were no corresponding sales by Macro included in our results of operations for the comparable period in 2022).

Cost of sales

	Six Months Ended June 30,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
Hardware and software	$31,610	$27,907	$3,703	13.3%
Consumables	2,255	2,383	(128)	(5.4)%
Services	10,287	5,935	4,352	73.3%
	$44,152	$36,225	$7,927	21.9%

Cost of sales increased by 21.6%, or $7.8 million during the six months ended June 30, 2023 as compared to the same prior year period primarily due to higher hardware sales volume and a $3.8 million increase in overall cost of sales associated with cost of sales of Macro that we acquired on April 1, 2023 (and, thus, there were no corresponding costs of sales of Macro included in our results of operations for the comparable period in 2022).

Gross profit

	Six Months Ended
	June 30,
	2023	2022
	(dollars in thousands)
Gross profit:
Hardware and software	$7,205	$6,994
Consumables	842	988
Services	5,752	3,020
Total gross profit	$13,799	$11,002

Gross profit percentage:
Hardware and software	18.6%	20.0%
Consumables	27.2%	29.3%
Services	35.9%	33.7%
Total gross profit percentage	23.8%	23.3%

Gross profit increased $2.8 million for the six months ended June 30, 2023 as compared to the prior year period, primarily as a result of overall higher sales volume and the other impacts noted above. Overall gross profit margin increased 50 basis points due to a shift in mix to services with higher profit margins. The shift in the mix was caused by the acquisition of Macro which is primarily a services based company.

Sales and marketing expenses

	Six Months Ended June 30,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
General and administrative	$6,406	$4,220	$2,186	51.8%
As a percentage of sales	11.1%	8.9%		2.1%

Sales and marketing expenses increased $0.3 million, or 6.6%, for the six months ended June 30, 2023 as compared to the prior year period primarily due to increased commissions on higher sales volume during the second quarter of 2023, combined with increased expenses of $89,000 for Macro operations that was acquired on April 1, 2023 (and, thus, there were no corresponding sales and marketing expenses of Macro included in our results of operations for the comparable period in 2022). As a percentage of sales, sales and marketing expenses decreased 130 basis points primarily due to the higher sales volume for the six months ended June 30, 2023.

General and administrative expenses

	Six Months Ended June 30,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
General and administrative	$6,403	$4,220	$2,183	51.7%
As a percentage of sales	11.0%	8.9%		2.1%

General and administrative expenses increased $2.2 million, or 51.7%, for the six months ended June 30, 2023 as compared to the same period of the prior year. The increase in these expenses was due to increased stock compensation expense, professional and accounting fees, business insurance, and a $1.6 million increase in expenses associated with the acquisition of Macro on April 1, 2023 (and, thus, there were no corresponding general and administrative expenses by Macro included in our results of operations for the comparable period in 2022). As a percentage of sales, general and administrative costs increased 210 basis points.

Interest expense. The increase in interest expense to $223,000 from $35,000 last year was due to the new debt incurred in connection with the April 1, 2023 acquisition of Macro.

Income tax (expense) benefit. Income tax expense was approximately $0.6 million in each of the six month periods ended June 30, 2023 and June 30, 2022. The higher income tax rate this period is associated with higher income before income taxes and in the prior year period.

Net income. Net income was $1.7 million compared to $1.6 million in the same period last year.

Liquidity and Capital Resources

As of June 30, 2023, our principal sources of liquidity were cash totaling $7.2 million and $7.0 million of availability under our line of credit. In recent years, we have financed our operations primarily through cash generated from operating activities, borrowings from term loans and our line of credit. In certain prior years, we generated operating losses and negative cash flows from operating activities as reflected in our accumulated deficit. We have generated operating income for each of the years ended December 31, 2018 through December 31, 2022. Based on our recent trends and our current projections, we expect to generate cash from operations for the year ending December 31, 2023. Given our projections, combined with our existing cash and credit facilities, we believe the Company has sufficient liquidity for at least the next 12 months and beyond.

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

Working Capital (Deficit)

	June 30, 2023	December 31, 2022	Increase/ (Decrease)
	(in thousands)
Current assets	$29,818	$32,272	$(2,454)
Current liabilities	33,667	31,665	2,002
Working capital (deficit)	$(3,849)	$607	$(4,456)

The working capital deficit as of June 30, 2023 was primarily due to the $2.0 million decrease in inventory, the $1.0 million increase in short-term borrowings used to fund the acquisition of Macro which closed on April 1, 2023, and the $5.5 million increase in the current portion of the earnout consideration which was also attributable to the acquisition of Macro.

Line of Credit

Our Loan and Security Agreement (the “Loan Agreement”) with MUFG Union Bank, National Association (the “Bank”), as amended, provides for a revolving line of credit of up to $10.0 million with our obligations being secured by a security interest in substantially all of our assets. Loans extended to us under the Loan Agreement are scheduled to mature on July 31, 2026. Effective March 27, 2023, we entered into an amendment letter (“Amendment”) with the Bank that served to amend certain terms of the Loan Agreement and increased the revolving line of credit available to us from $9.0 million to $10.0 million. The Amendment also served to modify certain covenants in the original Loan Agreement. On June 30, 2023, we had $7.0 million of this facility available.

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

Cash Flow Analysis

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$5,008	$12,872
Net cash used in investing activities	(13,373)	(5,620)
Net cash provided by (used in) financing activities	7,948	(1,380)
Net (decrease) increase in cash	$(417)	$5,872

Operating Activities

Net cash provided by operating activities decreased to $5.0 million for the six months ended June 30, 2023 from $12.9 million for the six months ended June 30, 2022. The decrease was primarily due to (i) a $9.5 million decrease in collections of deferred revenue, (ii) a $15.5 million increase in accounts receivable, and (iii) a $14.4 million decrease in accounts payable offset by a $3.1 million decrease in inventory during the six months ended June 30, 2023.

Investing Activities

Net cash used in investing activities was $13.4 million for the six months ended June 30, 2023 which is comprised primarily of the $12.8 million purchase of Macro. Net cash used in investing activities was $5.6 million for the six months ended June 30, 2022, which was comprised of $4.5 million in cash payments related to the acquisition of AMG in the first quarter of 2022 and $1.1 million in capital expenditures of property and equipment.

Financing Activities

Net cash provided by financing activities was $8.0 million for the six months ended June 30, 2023 due to the $3.0 million net draw on the revolving line of credit and the proceeds from the $5.0 million term loan which were used to fund the acquisition of Macro Integration on April 1, 2023. Net cash used in financing activity was $1.4 million for the six months ended June 30, 2022 due to the cash paid for taxes on the cashless exercise of stock options.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information regarding all unregistered securities sold within the three months ended June 30, 2023:

During the month June 2023, six holders exercised common stock warrants, which were originally issued by the Company in June 2018, for an aggregate of 191,826 shares of common stock at an exercise price of $1.00 per share for aggregate gross proceeds to the Company of $191,826. The shares of common stock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

On June 6, 2023, one holder exercised common stock warrants, which were originally issued by the Company in June 2018, for 9,247 shares of common stock, on a cashless basis. This cashless exercise was completed pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act.

On June 6, 2023, one holder exercised common stock warrants, which were originally issued by the Company in October 2018, for 2,625 shares of common stock at an exercise price of $1.40 per share for gross proceeds to the Company of $3,675. The shares of common stock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

In each transaction in which we relied on Section 4(a)(2) of the Securities Act and/or Rule 506(b) promulgated thereunder, we did not engage in any general solicitation or advertising and we offered the securities to a limited number of persons with whom we had pre-existing relationships. In addition, transactions exempt under Rule 506(b) were made exclusively to what the Company reasonably believed were accredited investors as defined in Rule 501 of the Securities Act. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof. No underwriters were involved in the above transactions.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of March 31, 2023, by and among DecisionPoint Systems, Inc., the Durwood Wayne Williams Revocable Trust, the Collins Family Living Trust, Durwood W. Williams, individually, and Bartley E. Collins, individually (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 6, 2023).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on August 13, 2020)

3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 17, 2021)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on August 13, 2020)

31.1*	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

DECISIONPOINT SYSTEMS, INC.

Date: August 14, 2023	By:	/s/ Steve Smith
	Name:	Steve Smith
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Melinda Wohl
	Name:	Melinda Wohl
	Title:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)