Form 10-Q
period 2023-09-30
DecisionPoint Systems, Inc.
filed 2023-11-14
CIK 1505611

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 7, 2023 there were 7,654,805 shares of common stock, $0.001 par value, outstanding.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

DecisionPoint Systems, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$3,645	$7,642
Accounts receivable, net	18,939	17,085
Inventory, net	3,002	4,417
Deferred costs	3,443	2,729
Prepaid expenses and other current assets	259	399
Total current assets	29,288	32,272
Operating lease assets	3,586	2,681
Property and equipment, net	2,980	1,817
Deferred costs, net of current portion	3,365	2,868
Deferred tax assets	-	848
Intangible assets, net	8,404	4,531
Goodwill	24,555	10,499
Other assets	140	41
Total assets	$72,318	$55,557
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,848	$19,755
Accrued expenses and other current liabilities	5,826	5,357
Deferred revenue	6,886	6,021
Current portion of earnout consideration	5,520	-
Current portion of long-term debt	1,003	3
Current portion of operating lease liabilities	870	529
Total current liabilities	32,953	31,665
Deferred revenue, net of current portion	4,845	4,331
Long-term debt	5,693	143
Noncurrent portion of operating lease liabilities	3,315	2,706
Long-term portion of earnout consideration	4,316	-
Deferred tax liabilities	1,451	-
Other liabilities	6	130
Total liabilities	52,579	38,975
Commitments and contingencies (Notes 6 and 10)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 50,000 shares authorized; 7,654 and 7,416 shares issued and outstanding, respectively	8	7
Additional paid-in capital	38,831	38,429
Accumulated deficit	(19,100)	(21,854)
Total stockholders’ equity	19,739	16,582
Total liabilities and stockholders’ equity	$72,318	$55,557

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales:
Product	$15,436	$20,988	$57,348	$59,259
Service	11,704	4,725	27,743	13,681
Net sales	27,140	25,713	85,091	72,940
Cost of sales:
Product	12,340	16,923	46,205	47,213
Service	7,317	3,036	17,604	8,971
Cost of sales	19,657	19,959	63,809	56,184
Gross profit	7,483	5,754	21,282	16,756
Operating expenses:
Sales and marketing expense	2,129	2,291	6,988	6,850
General and administrative expenses	3,838	1,936	10,242	6,155
Total operating expenses	5,967	4,227	17,230	13,005
Operating income	1,516	1,527	4,052	3,751
Interest expense	(162)	(7)	(385)	(42)
Other income (expense)	15	-	23	(17)
Income before income taxes	1,369	1,520	3,690	3,692
Income tax expense	(316)	(409)	(935)	(1,008)
Net income and comprehensive income attributable to common stockholders	$1,053	$1,111	$2,755	$2,684
Earnings per share attributable to stockholders:
Basic	$0.14	$0.15	$0.37	$0.37
Diluted	$0.13	$0.15	$0.36	$0.36
Weighted average common shares outstanding
Basic	7,640	7,290	7,514	7,210
Diluted	7,812	7,593	7,659	7,510

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023 and 2022

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2022	7,416	$7	$38,429	$(21,854)	$16,582
Net income	-	-	-	866	866
Share-based compensation expense	-	-	196	-	196
Exercise of stock options	1	-	6	-	6
Balance at March 31, 2023	7,417	$7	$38,631	$(20,988)	$17,650
Net income	-	-	-	835	835
Share-based compensation expense	-	-	20	-	20
Exercise of warrants	195	1	195	-	196
Exercise of stock options	7	-	7	-	7
Cashless exercise of warrants (see Note 8)	9	-	-	-	-
Balance at June 30, 2023	7,628	$8	$38,853	$(20,153)	$18,708
Net income	-	-	-	1,053	1,053
Share-based compensation expense	-	-	45	-	45
Cashless exercise of stock options (see Note 8)	23	-	(67)	-	(67)
Cashless exercise of warrants (see Note 8)	3	-	-	-	-
Balance at September 30, 2023	7,654	$8	$38,831	$(19,100)	$19,739

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	7,007	$7	$39,216	$(24,965)	$14,258
Net income	-	-	-	852	852
Share-based compensation expense	-	-	225	-	225
Cashless exercise of stock options (Note 9)	214	-	(1,403)	-	(1,403)
Balance at March 31, 2022	7,221	$7	$38,038	$(24,113)	$13,932
Net income	-	-	-	721	721
Share-based compensation expense	-	-	50	-	50
Exercise of stock options	13	-	25	-	25
Balance at June 30, 2022	7,234	$7	$38,113	$(23,392)	$14,728
Net income	-	-	-	1,111	1,111
Share-based compensation expense	-	-	50	-	50
Exercise of stock options	66	-	129	-	129
Exercise of warrants (Note 8)	97	-	-	-	-
Balance at September 30, 2022	7,397	$7	$38,292	$(22,281)	$16,018

See Accompanying Notes to the Condensed Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities
Net income	$2,755	$2,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,028	1,750
Amortization of inventory valuation adjustment	120	-
Loss on fixed asset disposal	-	22
Share-based compensation expense	261	325
Provision for inventory obsolescense	7	-
Deferred income taxes, net	(958)	460
Provision for doubtful accounts	77	32
Changes in operating assets and liabilities:
Accounts receivable	8,193	(811)
Inventory, net	3,918	825
Deferred costs	(1,211)	(1,155)
Prepaid expenses and other current assets	196	186
Accounts payable	(9,716)	7,213
Accrued expenses and other current liabilities	(3,054)	(139)
Operating lease liabilities	(68)	265
Deferred revenue	235	2,279
Net cash provided by operating activities	2,783	13,936
Cash flows from investing activities
Purchases of property and equipment	(546)	(1,299)
Cash paid for acquisitions, net of cash acquired	(12,917)	(4,525)
Net cash used in investing activities	(13,463)	(5,824)
Cash flows from financing activities
Repayment of term debt	(253)	(3)
Line of credit, net	1,803	-
Proceeds from term loan	5,000	-
Cash paid for taxes on the cashless exercises of stock options	(67)	(1,403)
Proceeds from exercise of warrants	187	-
Proceeds from exercise of stock options	13	154
Net cash provided by (used in) financing activities	6,683	(1,252)
Change in cash	(3,997)	6,860
Cash, beginning of period	7,642	2,587
Cash, end of period	$3,645	$9,447
Supplemental disclosures of cash flow information
Cash paid for interest	$333	$38
Cash paid for income taxes	$1,060	$497
Supplemental disclosure of non-cash activities
Right-of-use assets obtained in exchange for new operating lease liabilities	$-	$3,211
Cashless exercise of warrants	$12	$3,508
Cashless exercise of stock options	$25	$-

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all normal and recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows for the interim periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the full fiscal year.

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

DecisionPoint Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Inventory

Inventory consists solely of finished goods and is stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out (FIFO) method. We periodically review our inventory and make provisions as necessary for estimated obsolete and slow-moving goods. The creation of such provisions results in reduction of inventory to net realizable value and a charge to cost of sales. Inventories are reflected in the accompanying condensed consolidated balance sheets net of a valuation allowance of $96,000 and $42,000 as of September 30, 2023 and December 31, 2022, respectively.

We recorded a fair value adjustment of approximately $359,000 to reflect the acquired cost of inventory related to the April 1, 2023 acquisition of Macro. Approximately $120,000 and $240,000 of this amount was amortized during the three and nine months ended September 30, 2023, respectively, and is included in total cost of sales in the condensed consolidated statements income and comprehensive income.

Income Taxes

Our quarterly provision for income taxes uses an annual effective tax rate based on the expected annual income and statutory tax rates. Our effective tax rate, including discrete items as more fully described below, was 25.3% for the nine months ended September 30, 2023 and 27.3% for the nine months ended September 30, 2022.

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

We have an operating lease for the office and warehouse space in Laguna Hills, California. Pursuant to the lease agreement, the base rent of $39,778 per month began on June 1, 2022 and increases 3% annually. The lease expires on April 30, 2029. In February 2022, we established an operating lease liability of $3.1 million and operating lease assets of $3.0 million, net of the sublease. In connection with this lease agreement, we entered into a sublease agreement for a portion of the Laguna Hills office and warehouse location, in which we received $24,254 per month commencing in February 2022 through expiration on October 31, 2023. Commencing November 1, 2023, this sublease continues on a month-to-month basis.

We also have one operating lease for office and warehouse space in Greensboro, North Carolina with fixed minimum monthly payments of $34,413 per month which increases 3% annually. The lease expires on December 31, 2026.

Furthermore, we have operating leases for office space in Delray Beach, Florida, Southbury, Connecticut, and Doylestown, Pennsylvania with various fixed minimum monthly payments totaling $5,840. These leases have a combined operating lease liability of $22,000 and operating lease assets of $22,000.

At September 30, 2023, the total operating lease liability was $4.2 million and the total operating lease asset was $3.6 million.

DecisionPoint Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of September 30, 2023, the total aggregate transaction price allocated to the unsatisfied performance obligations was approximately $11.7 million, of which approximately $6.9 million is expected to be recognized over the next 12 months.

As of December 31, 2022, the total aggregate transaction price allocated to the unsatisfied performance obligations was approximately $10.4 million.

The following tables summarizes the deferred revenue activity for the nine months ending September 30, 2023 (in thousands):

Beginning Balance at December 31, 2022	$10,352
Additions	22,076
Revenue recognized from beginning of period	(6,936)
Revenue recognized from additions	(13,761)
Ending balance at September 30, 2023	$11,731

We defer costs to acquire contracts, including commissions, incentives and payroll taxes if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are amortized to sales and marketing expense over the contract term, generally over one to three years. We have elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We include deferred contract acquisition costs in “Prepaid expenses and other current assets” in the consolidated balance sheets. As of September 30, 2023 and December 31, 2022, we deferred $0.2 million and $0.2 million, respectively, of related contract acquisition costs.

The following table summarizes net sales by revenue source (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Hardware and software	$13,994	$19,205	$52,808	$54,105
Consumables	1,442	1,783	4,540	5,154
Professional services	11,704	4,725	27,743	13,681
	$27,140	$25,713	$85,091	$72,940

DecisionPoint Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Total consideration for the acquisition has been recorded as $26.4 million ($26.3 million was recorded at closing and additional $0.1 million was paid during the third quarter of 2023 due to a net working capital adjustment) and is comprised of the following (in thousands):

Purchase price	$10,623
Working capital excess	5,899
Subtotal	16,522
Earnout	9,836
Other	30
$26,388

Earnout payments are subject to the financial performance of Macro in each of the two years following closing and are presented at net present values. We may pay the Sellers a total of up to an additional $9.8 million in earnout payments. The earnout is based on achieving EBITDA targets in years one and two following the Effective Date of $3.3 million and $3.8 million, respectively.

The cash due at closing was $13.7 million which reflects the following (in thousands):

Purchase price	$10,500
Working capital excess	5,899
Less: bank indebtedness	(1,837)
Seller party expenses	(845)
$13,717

Actual consideration paid on the Effective Date was $11.0 million which reflects cash due at close less holdbacks for cash, accounts receivable, and inventory. An additional $0.1 million in consideration was paid during the third quarter of 2023 due to a net working capital adjustment.

DecisionPoint Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of September 30, 2023, the allocation of the total consideration to the estimated fair value of acquired net assets as of the acquisition date for Macro was as follows (in thousands):

Cash	$923
Accounts receivable, net	10,124
Inventory, net	2,630
Prepaids and other current assets	111
Operating lease assets	1,390
Property and equipment, net	1,058
Customer lists and relationships	4,080
Trade name	1,380
Other assets	44
Accounts payable	(2,809)
Accrued expenses and other current liabilities	(695)
Deferred tax liability	(3,257)
Operating lease liability	(1,503)
Deferred revenue	(1,144)
Total fair value excluding goodwill	15,589
Goodwill	14,056
Total consideration	$26,388

The estimated useful lives of intangible assets recorded related to the Macro acquisition are as follows:

Expected Life
Customer lists and relationships	7 years
Trade name	3 years

Pro Forma Information

The following unaudited pro forma condensed consolidated statement of operations for the three and nine months ended September 30, 2023 as if the Macro acquisition had been completed on January 1, 2023, and after giving effect to certain pro forma adjustments. The pro forma condensed consolidated statement of operations is presented for informational purposes only and is not indicative of the results of operations that would have necessarily been achieved if the acquisition had actually been consummated on January 1, 2023.

Nine Months Ended September 30,
2023
Net sales	$96,032
Net income	$3,836
Net income per share - basic	$0.51
Net income per share - diluted	$0.50

During the three and nine months ended September 30, 2023, we incurred transaction costs of $26,000 and $436,000, respectively.

DecisionPoint Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Advanced Mobile Group, LLC

On January 31, 2022, we entered into a Membership Unit Purchase Agreement and concurrently therewith closed upon the acquisition of all of the issued and outstanding membership interests of Advanced Mobile Group, LLC (“AMG”) for $5.1 million. The consideration we paid was comprised of cash of $4.6 million, of which $4.4 million was paid during the year ended December 31, 2022, and an estimated earn-out obligation valued at $0.5 million, subject to the financial performance of AMG during each of the two years following the closing of the acquisition. As a result of the acquisition, AMG became a wholly owned subsidiary of the Company.

As of September 30, 2023, the allocation of the total consideration to the estimated fair value of acquired net assets as of the acquisition date for AMG was as follows (in thousands):

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

DecisionPoint Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4: Intangible Assets

Definite lived intangible assets are as follows (in thousands):

	September 30, 2023			December 31, 2022
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists and relationships	$12,020	$(4,992)	$7,028	$7,940	$(3,850)	$4,090
Trade names	2,740	(1,396)	1,344	1,360	(973)	387
Developed technology	140	(108)	32	140	(86)	54
Backlog	340	(340)	-	340	(340)	-
	$15,240	$(6,836)	$8,404	$9,780	$(5,249)	$4,531

Amortization expense recognized during the three and nine months ended September 30, 2023 was $0.6 million and $1.6 million, respectively. Amortization expense recognized during the three and nine months ended September 30, 2022 was $0.5 million and $1.4 million, respectively. Amortization expense is primarily calculated on a straight-line basis.

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

Below is a reconciliation of the fully dilutive securities effect for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income attributable to common stockholders	$1,053	$1111	$2,755	$2,684

Weighted average basic common shares outstanding	7,640	7,290	7,514	7,210
Dilutive effect of stock options, warrants and restricted stock	172	303	145	300
Weighted average shares for diluted earnings per share	7,812	7,593	7,659	7,510

Basic income per share	$0.14	$0.15	$0.37	$0.37
Diluted income per share	$0.13	$0.15	$0.36	$0.36

DecisionPoint Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6: Line of Credit

Our Loan and Security Agreement (the “Loan Agreement”) with MUFG Union Bank, National Association (the “Bank”), as amended, provides for a revolving line of credit of up to $10.0 million with our obligations being secured by a security interest in substantially all of our assets. Loans extended to us under the Loan Agreement are currently scheduled to mature on July 31, 2026. Effective March 27, 2023, we entered into an amendment letter

(“Amendment”) with the Bank that served to amend certain terms of the Loan Agreement and increased the revolving line of credit available to us from $9.0 million to $10.0 million. The Amendment also served to modify certain covenants in the original agreement. On March 31, 2023, we drew down $7.0 million of this facility and amounts borrowed under this credit facility are evidenced, and governed, by the terms of a commercial promissory note in favor of the Bank. During the second and third quarters of 2023 we paid down $4.0 million and $1.2 million, respectively, on the line of credit and as of September 30, 2023, there is $1.8 million outstanding on the line of credit.

Interest and Fees

Loans under the Loan Agreement with an outstanding balance of at least $150,000 bear interest, at our option, at a base interest rate equal to the Term secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) plus 2.50% or a base rate equal to an index offered by the Bank for the interest period selected and is payable at the on the last day of each month, commencing April 30, 2023. The interest rate on the loans adjusts at the end of each SOFR rate period (1, 3, or 6 month term) selected by us. All other loan amounts bear interest at a rate equal to an index rate determined by the Bank, which shall vary when the index rate changes. As of September 30, 2023, the effective interest rate was 7.7%. We have the right to prepay variable interest rate loans, in whole or in part at any time, without penalty or premium. Amounts outstanding with a base interest rate may be prepaid in whole or in part provided we have given the Bank written notice of at least five days prior to prepayment and pay a prepayment fee. At any time prior to the maturity date, we may borrow, repay and reborrow amounts under the Loan Agreement, subject to the prepayment terms, and, as long as the total outstanding does not exceed $10.0 million.

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

As of September 30, 2023 we were in compliance with all of our covenants, were eligible to borrow up to $8.2 million, and had $1.8 million in outstanding borrowings under the Loan Agreement.

Note 7: Term Debt

MUFG Promissory Note

We entered into a $5.0 million unsecured promissory note agreement, effective March 27, 2023, with the Bank. Principal and interest payments on this note are due in quarterly installments of $250,000 on the last day of each quarter commencing June 30, 2023, with an interest rate based on Term SOFR plus 2.5% (secured overnight financing rate) as administered by the Federal Reserve Bank of New York, which was 7.9% at September 30, 2023.This note matures March 31, 2028.

DecisionPoint Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

EIDL Promissory Note

On August 27, 2020, we received $0.2 million in connection with a promissory note from the SBA under the Economic Injury Disaster Loan (“EIDL”) program pursuant to the CARES Act. Under the terms of the EIDL promissory note, interest accrues on the outstanding principal at an interest rate of 3.75% per annum and with a term of 30 years with equal monthly payments of principal and interest of $731 beginning on August 27, 2021. As of September 30, 2023 and December 31, 2022, outstanding debt under the promissory note was $0.1 million.

At September 30, 2023, our total debt consisted of the following:

Line of credit	$1,803
MUFG promissory note	4,750
EIDL promissory note	143
Total debt	6,696
Less: current portion of long-term debt	(1,003)
Long-term debt	$5,693

Note 8: Stockholders’ Equity

We are authorized to issue two classes of stock designated as common stock and preferred stock. As of September 30, 2023, we are authorized to issue 60,000,000 total shares of stock. Of this amount, 50,000,000 shares are designated as common stock, having a par value of $0.001 and 10,000,000 shares are designated as preferred stock, having a par value of $0.001.

Warrants

The following table summarizes information about our outstanding common stock warrants as of September 30, 2023:

	Date		Strike	Total Warrants Outstanding and Exercisable	Total Exercise Price	Weighted Average Exercise
	Issued	Expiration	Price	(in thousands)	(in thousands)	Price
Warrants - Common Stock	Oct-18	Oct-23	1.40	18	26
				18	$26	$1.40

In June 2023, the common stock warrants issued by the Company in June 2018 were fully exercised by all of the holders resulting in the issuance of 191,826 shares of common stock. In June 2023, one holder exercised a common stock warrant, issued by the Company in June 2018, on a cashless basis for a total of 12,676 shares of common stock, which was settled in two issuances: 9,247 shares of common stock were issued in June 2023 and an additional 3,429 shares of common stock were issued during the third quarter of 2023.

DecisionPoint Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 9: Share-Based Compensation

Under our amended 2014 Plan, 1,600,000 shares of our common stock are reserved for issuance, of which 587,709 shares of common stock remain available for issuance.

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

The following table summarizes stock option activity under the 2014 Plan for the nine months ended September 30, 2023:

		Grant Date	Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Stock	Exercise	Contractual	Intrinsic
	Options	Price	Life	Value
			(in years)	($ in thousands)
Outstanding at December 31, 2022	458,957	$4.08
Granted	60,521	7.26
Forfeited or expired	-	0
Exercised	(64,165)	2.44
Outstanding at September 30, 2023	455,313	$4.73	2.4	$1,276
Exercisable at September 30, 2023	365,598	$4.91	2.4	$1,276

Share-based compensation cost for the nine months ending September 30, 2023 was measured using the Black-Scholes option-pricing model with the following assumptions:

Weighted average grant-date fair value per option granted	$6.52 to 7.76
Expected option term in years	2.5
Expected volatility factor	74.0%
Risk-free interest rate	3.82 to 4.18%
Expected annual dividend yield	0.0%

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

As of September 30, 2023, there was $0.2 million of total unrecognized share-based compensation related to unvested stock options. These costs have a weighted average remaining recognition period of 1.2 years.

DecisionPoint Systems, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Concentrations

No customer accounted for 10% or more of consolidated revenue during the three months ended September 30, 2023. One customer accounted for 18% of consolidated revenue during the nine months ended September 30, 2023. One customer accounted for 30% of consolidated revenue during the three months ended September 30, 2022, and 18% of consolidated revenue during the nine months ended September 30, 2022. Trade accounts receivable from two customers represented 11% and 12% of net consolidated receivables at September 30, 2023 and trade accounts receivable from two customers represented approximately 14% and 13% of net consolidated receivables at September 30, 2022.

Two vendors accounted for 29% and 19% of all consolidated purchases during the three months ended September 30, 2023. Three vendors accounted for 21%, 20%, and 14% of all consolidated purchases during the nine months ended September 30, 2023. For the prior year period, two vendors accounted for 12% and 11% of all consolidated purchases for the three months ended September 30, 2022, and three vendors accounted for 37%, 22% and 17% of all consolidated purchases during the nine months ended September 30, 2022. No other vendor accounted for more than 10% of purchases during the three and nine months ended September 30, 2023 and 2022.

As of September 30, 2023, two vendors accounted for 31% and 25% of total accounts payable. As of September 30, 2022, three vendors accounted for 31%, 27% and 22% of the total accounts payable. No other vendor accounted for more than 10% of accounts payable as of September 30, 2023 and 2022.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(unaudited)
Statements of Operations Data:
Net sales	$27,140	$25,713	$85,091	$72,940
Cost of sales	19,657	19,959	63,809	56,184
Gross profit	7,483	5,754	21,282	16,756
Sales and marketing expenses	2,129	2,291	6,988	6,850
General and administrative expenses	3,838	1,936	10,242	6,155
Total operating expenses	5,967	4,227	17,230	13,005
Operating income	1,516	1,527	4,052	3,751
Interest expense	(162)	(7)	(385)	(42)
Other income (expense)	15	-	23	(17)
Income before income taxes	1,369	1,520	3,690	3,692
Income tax expense	(316)	(409)	(935)	(1,008)
Net income attributable to common shareholders	$1,053	$1,111	$2,755	$2,684
Percentage of Net Sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.4%	77.6%	75.0%	77.0%
Gross profit	27.6%	22.4%	25.0%	23.0%
Sales and marketing expenses	7.8%	8.9%	8.2%	9.4%
General and administrative expenses	14.1%	7.5%	12.0%	8.4%
Total operating expenses	22.0%	16.4%	20.2%	17.8%
Operating income	5.6%	5.9%	4.8%	5.1%
Interest expense	(0.6)%	(0.0)%	(0.5)%	(0.1)%
Other income (expense)	0.1%	0.0%	0.0%	(0.0)%
Income before income taxes	5.0%	5.9%	4.3%	5.1%
Income tax expense	(1.2)%	(1.6)%	(1.1)%	(1.4)%
Net income attributable to common shareholders	3.9%	4.3%	3.2%	3.7%

Results of Operations for the Third Quarter of 2023 Compared to the Third Quarter of 2022 (Unaudited)

Net sales

	Three Months Ended September 30,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
Hardware and software	$13,994	$19,205	$(5,211)	(27.1)%
Consumables	1,442	1,783	(341)	(19.1)%
Services	11,704	4,725	6,979	147.7%
	$27,140	$25,713	$1,427	5.5%

Net sales increased by 5.5%, or $1.4 million, during the three months ended September 30, 2023 as compared to the same period of the prior year. Hardware and software net sales decreased $5.2 million during the three months ended September 30, 2023, primarily due a $6.6 million decrease in hardware sales to one of our largest customers, offset by a $1.7 million increase in hardware sales by Macro. Macro was acquired on April 1, 2023 (and, thus, there were no corresponding sales by Macro included in our results of operations for the comparable period in 2022). Consumables decreased $0.3 million during the three months ended September 30, 2023 primarily due to decreased third quarter sales to one of our existing customers. Included in the prior year consumables sales was a one-time transaction of $0.3 million that was not repeated during the current quarter ending September 30, 2023. Services increased $7.0 million during the three months ended September 30, 2023 primarily due to the acquisition of Macro on April 1, 2023 (and, thus, there were no corresponding sales by Macro included in our results of operations for the comparable period in 2022), which added $6.0 million in services revenue. Quarterly services revenues were also positively impacted by a $0.3 million increase from our largest customer.

Cost of sales

	Three Months Ended September 30,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
Hardware and software	$11,304	$15,673	$(4,369)	(27.9)%
Consumables	1,036	1,250	(214)	(17.1)%
Services	7,317	3,036	4,281	141.0%
	$19,657	$19,959	$(302)	(1.5)%

Cost of sales decreased by 1.5%, or $0.3 million during the three months ended September 30, 2023 as compared to the same prior year period primarily due to decreases in the cost of sales of both hardware and software and consumables which were consistent with the corresponding decreases in sales of these product lines. These decreases were offset by increased cost of sales of services which increased due to the acquisition of Macro on April 1, 2023, which added $3.6 million in costs (and, thus, there were no corresponding sales by Macro included in our results of operations for the comparable period in 2022).

Gross profit

	Three Months Ended September 30,
	2023	2022
	(dollars in thousands)
Gross profit:
Hardware and software	$2,690	$3,532
Consumables	406	533
Services	4,387	1,689
Total gross profit	$7,483	$5,754

Gross profit percentage:
Hardware and software	19.2%	18.4%
Consumables	28.1%	29.9%
Services	37.5%	35.7%
Total gross profit percentage	27.6%	22.4%

Gross profit increased $1.7 million for the three months ended September 30, 2023 as compared to the prior year period, primarily as a result of the increase in sales of services combined with increased costs and the other impacts noted above. Overall gross profit margin increased 5.2% due to a shift in mix to services with higher profit margins.

Sales and marketing expenses

	Three Months Ended September 30,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
Sales and marketing expenses	$2,129	$2,291	$(162)	(7.1)%
As a percentage of sales	7.8%	8.9%		-1.1%

Sales and marketing expenses decreased $0.2 million, or 7.1%, for the three months ended September 30, 2023 as compared to the prior year period primarily due to a $150,000 decrease in commission expense for the third quarter of 2023 due to a corresponding decrease in hardware sales. As a percentage of sales, sales and marketing expenses decreased 110 basis points primarily due to higher sales volume for the three months ended September 30, 2023.

General and administrative expenses

	Three Months Ended September 30,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
General and administrative	$3,838	$1,936	$1,902	98.2%
As a percentage of sales	14.1%	7.5%		6.6%

General and administrative expenses increased $1.9 million, or 98.2%, for the three months ended September 30, 2023 as compared to the same period of the prior year. The increase in these expenses was primarily due to the $1.8 million increase due to the acquisition of Macro on April 1, 2023 (and thus, there were no corresponding expenses by Macro for the comparable period in 2022). As a percentage of sales, general and administrative costs increased 660 basis points. This increase is attributable to the fact that Macro’s general and administrative expenses trend higher as a percentage of their sales. The Company will continue to monitor these expenses as it looks for efficiencies in operations.

Interest expense. The increase in interest expense to $162,000 for the third quarter of 2023 from $7,000 from the same period last year was due to the increased debt levels incurred for the Macro acquisition, as compared to the same period last year.

Income tax expense. Income tax expense was approximately $0.3 million for the three months ended September 30, 2023 compared to $0.4 million income tax expense for the three months ended September 30, 2022. The decrease is primarily due to the decrease in income before income taxes, period over period.

Net income. Net income of $1.1 million remained flat in comparison to the same period last year.

Results of Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022 (Unaudited)

Net sales

	Nine Months Ended September 30,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
Hardware and software	$52,808	$54,105	$(1,297)	(2.4)%
Consumables	4,540	5,154	(614)	(11.9)%
Services	27,743	13,681	14,062	102.8%
	$85,091	$72,940	$12,151	16.7%

Net sales increased by 16.7%, or $12.2 million, during the nine months ended September 30, 2023 as compared to the same period of the prior year. The increase in net sales was primarily driven by the $14.1 million increase in services which was primarily due to the $12.3 million increase in services associated with sales by Macro which we acquired on April 1, 2023 (and, thus, there were no corresponding sales by Macro included in our results of operations for the comparable period in 2022). Hardware sales decreased $1.3 million primarily due a $4.4 million decrease in hardware sales to one of our largest customers offset by a $3.3 million increase in hardware sales associated by Macro. Consumables decreased $0.6 million during the nine months ended September 30, 2023 primarily due to decreased sales to one of our existing customers. Included in the prior year consumables sales was a one-time transaction of $0.6 million that was not repeated during the nine months ending September 30, 2023.

Cost of sales

	Nine Months Ended September 30,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
Hardware and software	$42,913	$43,580	$(667)	(1.5)%
Consumables	3,292	3,633	(341)	(9.4)%
Services	17,604	8,971	8,633	96.2%
	$63,809	$56,184	$7,625	13.6%

Cost of sales increased by 13.6%, or $7.6 million during the nine months ended September 30, 2023 as compared to the same prior year period primarily due to higher services sales volume and a $3.8 million increase in overall cost of sales associated with cost of sales of Macro that we acquired on April 1, 2023 (and, thus, there were no corresponding costs of sales of Macro included in our results of operations for the comparable period in 2022).

Gross profit

	Nine Months Ended September 30,
	2023	2022
	(dollars in thousands)
Gross profit:
Hardware and software	$9,895	$10,525
Consumables	1,248	1,521
Services	10,139	4,710
Total gross profit	$21,282	$16,756

Gross profit percentage:
Hardware and software	18.7%	19.5%
Consumables	27.5%	29.5%
Services	36.5%	34.4%
Total gross profit percentage	25.0%	23.0%

Gross profit increased $4.5 million for the nine months ended September 30, 2023 as compared to the prior year period, primarily as a result of overall higher sales volume and the other impacts noted above. Overall gross profit margin increased 200 basis points due to a shift in mix to services with higher profit margins. The shift in the mix was caused by the acquisition of Macro which is primarily a services based company.

Sales and marketing expenses

	Nine Months Ended September 30,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
Sales and marketing expenses	$6,988	$6,850	$138	2.0%
As a percentage of sales	8.2%	9.7%		-1.5%

Sales and marketing expenses increased $0.1 million, or 2.0%, for the nine months ended September 30, 2023 as compared to the prior year period primarily due to increased expenses of $139,000 for Macro operations that was acquired on April 1, 2023 (and, thus, there were no corresponding sales and marketing expenses of Macro included in our results of operations for the comparable period in 2022). As a percentage of sales, sales and marketing expenses decreased 150 basis points primarily due to the higher sales volume for the nine months ended September 30, 2023.

General and administrative expenses

	Nine Months Ended September 30,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
General and administrative	$10,242	$6,155	$4,087	66.4%
As a percentage of sales	12.0%	8.4%		3.6%

General and administrative expenses increased $4.1 million, or 66.4%, for the nine months ended September 30, 2023 as compared to the same period of the prior year. The increase in these expenses was due to $0.2 million increased warehouse costs associated with increased headcount and rent increases, a $0.1 million increase in professional and legal fees, and a $3.3 million increase in expenses associated with the acquisition of Macro on April 1, 2023 (and, thus, there were no corresponding general and administrative expenses by Macro included in our results of operations for the comparable period in 2022). As a percentage of sales, general and administrative costs increased 360 basis points. This increase is attributable to the fact that Macro’s general and administrative expenses trend higher as a percentage of their sales. The Company will continue to monitor these expenses as it looks for efficiencies in operations.

Interest expense. The increase in interest expense to $385,000 for the nine months ended September 30, 2023 from $42,000 for the nine months ended September 30, 2022 was due to the new debt incurred in connection with the April 1, 2023 acquisition of Macro.

Income tax (expense) benefit. Income tax expense was approximately $0.9 million for the nine months ended September 30, 2023 compared to $1.0 million in the nine-month period ended September 30, 2022. The higher income tax rate this period is associated with higher income before income taxes and in the prior year period.

Net income. Net income was $2.7 million in each of the nine-month periods ended September 20, 2023 and 2022.

Liquidity and Capital Resources

As of September 30, 2023, our principal sources of liquidity were cash totaling $3.6 million and $8.2 million of availability under our line of credit. In recent years, we have financed our operations primarily through cash generated from operating activities, borrowings from term loans and our line of credit. In certain prior years, we generated operating losses and negative cash flows from operating activities as reflected in our accumulated deficit. We have generated operating income for each of the years ended December 31, 2018 through December 31, 2022. Based on our recent trends and our current projections, we expect to generate cash from operations for the year ending December 31, 2023. Given our projections, combined with our existing cash and credit facilities, we believe the Company has sufficient liquidity for at least the next 12 months and beyond.

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

Working Capital (Deficit)

	September 30, 2023	December 31, 2022	Increase/ (Decrease)
	(in thousands)
Current assets	$29,288	$32,272	$(2,984)
Current liabilities	32,953	31,665	1,288
Working capital (deficit)	$(3,665)	$607	$(4,272)

The working capital deficit as of September 30, 2023 was primarily due to the $4.0 million decrease in cash which was due to the acquisition of Macro which closed on April 1, 2023.

Line of Credit

Our Loan and Security Agreement (the “Loan Agreement”) with MUFG Union Bank, National Association (the “Bank”), as amended, provides for a revolving line of credit of up to $10.0 million with our obligations being secured by a security interest in substantially all of our assets. Loans extended to us under the Loan Agreement are scheduled to mature on July 31, 2026. Effective March 27, 2023, we entered into an amendment letter (“Amendment”) with the Bank that served to amend certain terms of the Loan Agreement and increased the revolving line of credit available to us from $9.0 million to $10.0 million. The Amendment also served to modify certain covenants in the original Loan Agreement. On September 30, 2023, we had $8.2 million of this facility available.

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

Cash Flow Analysis

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$2,342	$13,936
Net cash used in investing activities	(13,022)	(5,824)
Net cash provided by (used in) financing activities	6,683	(1,252)
Net (decrease) increase in cash	$(3,997)	$6,860

Operating Activities

Net cash provided by operating activities decreased to $2.3 million for the nine months ended September 30, 2023 from $13.9 million for the nine months ended September 30, 2022. The decrease was primarily due to cash payments of $10.3 million for inventory purchases and $0.9 million for 2022 bonuses that were paid out in 2023.

Investing Activities

Net cash used in investing activities was $13.0 million for the nine months ended September 30, 2023 which is comprised primarily of the $12.9 million purchase of Macro. Net cash used in investing activities was $5.8 million for the nine months ended September 30, 2022, which was comprised of $4.5 million in cash payments related to the acquisition of AMG in the first quarter of 2022 and $1.3 million in capital expenditures of property and equipment.

Financing Activities

Net cash provided by financing activities was $6.7 million for the nine months ended September 30, 2023 due to the $1.8 million net draw on the revolving line of credit and the proceeds from the $5.0 million term loan which were used to fund the acquisition of Macro Integration on April 1, 2023. Net cash used in financing activity was $1.3 million for the nine months ended September 30, 2022 primarily due to the cash paid for taxes on the cashless exercise of stock options.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth information regarding all unregistered securities sold within the three months ended September 30, 2023:

On June 6, 2023, one holder exercised, on a cashless basis, all of its outstanding common stock warrants, which were originally issued by the Company in June 2018. This cashless exercise for a total of 12,676 shares of common stock was settled in two separate issuances: 9,247 shares of common stock were issued in June 2023 and an additional 3,429 shares of common stock were issued in the third quarter of 2023. This cashless exercise was completed pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on August 13, 2020)

3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 17, 2021)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on August 13, 2020)

10.1	Employment Agreement with Melinda Wohl, dated July 20, 2023 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 26, 2023).

31.1*	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Section 1350 Certification of Principal Executive Officer

32.2**	Section 1350 Certification of Principal Financial Officer

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned thereunto duly authorized.

DECISIONPOINT SYSTEMS, INC.

Date: November 14, 2023	By:	/s/ Steve Smith
	Name:	Steve Smith
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Melinda Wohl
	Name:	Melinda Wohl
	Title:	Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)