Form 10-K
period 2023-12-31
DecisionPoint Systems, Inc.
filed 2024-04-01
CIK 1505611

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

DECISIONPOINT SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	001-41376	37-1644635
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

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

As of June 30, 2023, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was $32.9 million.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 7,680,334 as of March 21, 2024.

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

The Company, through its subsidiaries, consults, designs, and implements mobility-first enterprise solutions, retail solutions centered on Point-of-Sale systems and services that support our customer’s operations. DecisionPoint provides managed and professional services that better enable our customers to implement and manage complex projects on time and on budget. Our products and services are intended to help our clients improve their operations and drive greater productivity. DecisionPoint partners with hardware, software and services companies to combine enterprise-grade handheld computers, printers, tablets, smart phones and retail POS into solutions aimed to improve productivity, provide greater levels of customer services, allowing our customers to be more competitive. DecisionPoint leverages its software and services portfolio including our Mobile Conductor Platform which provides a “Direct Store Delivery” (DSD) solution to the wholesale distribution market via our proof-of-delivery and route accounting applications. Our ViziTrace Platform provides our customers with the ability to integrate radio frequency identification (“RFID”) technology’s into existing workflows, making them more efficient and effective in the marketplace. Our Managed Services and Managed Mobile Service offerings provide our customers a way to implement, manage, monitor, and maintain all these technologies for the lifetime of the implementation, while supporting and augmenting our customer’s IT teams.

Acquisitions have been an important element of our growth strategy and are expected to be in the future. We have supplemented our organic growth by identifying, acquiring and integrating businesses that results in broader, more sophisticated product offerings, while diversifying and expanding our customer base and markets. In 2018, we acquired Royce Digital Systems, Inc. (“RDS”), a provider of innovative enterprise solutions. RDS has expanded our product portfolio with mission critical printers, consumables and custom labels and a wide array of on-site professional services. Additionally, RDS has provided new opportunities in the healthcare sector which is incremental to our existing markets of Retail and Logistics. In December 2020, we acquired ExtenData Solutions, LLC (“ExtenData”), an enterprise mobility solutions provider headquartered in the Denver metropolitan area.  ExtenData’s products and services are synergistic and complimentary to those provided by the Company. The ExtenData acquisition was intended to enhance and supplement the products and services offered by the Company and broaden our customer base. In January 2022, we acquired Advanced Mobile Group, LLC (“AMG”), a company that brings skills in voice directed technologies and RFID via the ViziTrace Platform. In April 2023, we acquired Macro Integration Services, Inc. (“Macro”), a project management and professional services and integrated solutions company.

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

DecisionPoint’s products and services are intended to empower mobile workers through the implementation of various mobile technologies including specialized mobile business applications, wireless networks, mobile computers and a variety of consumer and mobile computing devices. We also provide a comprehensive managed services portfolio that includes consulting, integration, project management, software development, deployment, and life cycle management services. Those services include configuration, repair services, help desk, and implementation services helping our enterprise customers operationalize their mobile investments. We also provide deployment and installation services into the retail POS marketplace.

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

Retail In-Store Operations

We assist retail customers in selecting and procuring the correct mobile and POS technology, deploying and installing it and managing that technology for its entire life cycle. Our VISION portal and OnPoint asset management system helps our retail customers with distributed stores and networks manage support, repairs, returns and every facet of the life of their POS systems and mobile devices. This allows our customers’ IT resources to be leveraged for competitive advantage as we take care of this critical function.

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

Healthcare

Through the acquisition of RDS in 2018, DecisionPoint expanded its presence in healthcare. RDS has provided hardware, integration, IT Services, and a myriad of healthcare solutions to one of the largest systems in the country for 25+ years supporting clinical workflows throughout the healthcare systems. DecisionPoint currently provides service on-site for more than 30,000 IT assets, such as Barcode printers and scanners. That expertise combined with our account base of healthcare systems and healthcare manufacturing makes this vertical our second largest vertical as of December 31, 2023.

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

Services

Pointcare

In early 2024, DPS announced our new PointCare Services—a premier suite of deployment and managed services built to address all aspects of selecting, deploying, and managing enterprise technology.

All prior DecisionPoint Services have been fully integrated into the PointCare suite of services so all customers will benefit from the enhanced services programs that are available today. PointCare is also fully integrated with our Vision portal allowing for complete visibility of your assets covered under a PointCare contract.

PointCare allows us to handle all aspects of a customer’s complex technology deployment so they can focus on their business. Our consultative approach allows us to blueprint, prescribe, and deliver the services our customers need to deploy and sustain their mission critical Enterprise Mobility, Point of Sale, and RFID technology.

PointCare was specifically created to address every aspect needed to design, deploy, and manage the entire ecosystem around the technologies we provide. We’ve leveraged our extensive expertise in Mobility, Point of Sale, and RFID deployments to create an end-to-end service program that’s simple to incorporate into our customer’s processes.

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

The product portfolio includes:

●	Consulting – Solution Design & Business Process Review

●	Technology Acquisition

●	Project Management

●	Software Integration and Development

●	Deployment (depot and on-site)

●	Repair Services (depot and on-site)

●	Service Desk (tier 2 technical support

●	Rex – Rapid Exchange Services

●	OnPoint Services Hub (24x7x365 Asset Management Portal)

Customers can acquire our product service SKU’s a-la-carte or in a complete services bundle.

What We Do For Our Customers

Plan | Design

- Technology (Hardware and Software) Consulting
- Mobility Assessment and Blueprint
- Project Scope of Work and Timeline
- Solution ROI Validation

Acquire | Source

- Multi-Vendor Sourcing for Entire Solution
- MaaS/DaaS (Mobility as a Service/Device as a Service) Programs
- Extended Hardware Service Programs

pointcare
services
VISION

Run | Manage

- Rapid Exchange | Spare Pool Management
- MDM | UEM Monitoring and Administration
- Advanced Managed Logistics
- Help Desk Support | VISION Cloud Portal
- Full Lifecycle Management
- Managed Network Services (MNS) | Monitoring

Build | Deploy

- Technology Project Management
- Provisioning, Activation, Staging, MDM Enrollment, Asset Tagging, and Kitting
- Warranty and DOA Filtering
- Device Recovery | Reverse Logistics

decisionpoint™ systems, inc.

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

Software

The market for enterprise mobile software is generally specialized. Enterprise mobile software systems must support industry-specific and customer-specific business processes. For this reason, we utilize several avenues to provide mobile software solutions to meet our customers’ unique requirements, including:

●	Software as a Service: SaaS is a core strategy to grow our recurring revenue base. In 2020, DecisionPoint acquired ExtenData’s MobileConductor™ , a software platform targeted at the Direct Store Delivery (DSD) and the Proof of Delivery (POD) markets. In 2022, DecisionPoint acquired Advanced Mobile Group’s VizeTrace™ , a software platform that manages RFID installations. Both MobileConductor and ViziTrace are owned platforms of DecisionPoint and part of its expanded IP portfolio. They will continue to be sold, supported and leveraged across our expanded base of customers nationwide.

●	Resold specialized ISV applications: The software produced by specialized independent software vendors (“ISV”) is designed to fit a particular vertical market and application. Even still, it must be tailored to meet the needs of each customer and often requires integration to the customer’s enterprise system(s). Depending on the requirements, this tailoring is provided by DecisionPoint under contract with DecisionPoint.

●	DecisionPoint custom development: When one of our off-the-shelf solutions or other ISV solution is not available, custom software can be created in-house using standardized programming platforms like the Microsoft.NET® framework, Java™, Android and Apple iOS. These are used when there is simply no other “off-the-shelf” way to meet the customer’s requirements or when a client believes their business requirements are so unique that only a custom solution will work. An increasingly popular requirement for many corporate clients, which we are able to fulfill, is a custom application that is written once, but supports multiple mobile operating systems.

Customers

Our customers include large enterprise companies across a wide range of industries including retail, healthcare, transportation and logistics. We had three customers who, together, represented 30% of the Company’s revenue for the year ended December 31, 2023.

No arrangement between us and any customer provide for a minimum amount of products or services that must be purchased by the customer nor require any customer to exclusively utilize us as a provider.

Backlog

At December 31, 2023, our backlog related to product orders that are expected to ship throughout 2024 was approximately $9.2 million.

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

Suppliers

Products from three suppliers totaled approximately 54% of our cost of sales for the year ended December 31, 2023.

Intellectual Property

We own and maintain a portfolio of intellectual property assets which we hope to continue to build. We believe that our intellectual property assets create great value to us and therefore we take steps to protect those assets.

Employees

As of December 31, 2023, we had a total of approximately 210 full-time employees. We have not experienced any work disruptions or stoppages and we consider relations with our employees to be good.

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

Available Information

Our annual and quarterly reports, along with all other reports and amendments filed with or furnished to the SEC, are publicly available free of charge on the Investor Relations section of our website at www.decisionpt.com as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our corporate governance policies, ethics code and board of directors’ committee charters are posted under the Investor Relations section of the website. We also routinely post important information for investors under the Investor Relations section of our website, including as a means of disclosing material information in compliance with our disclosure obligations under Regulation FD. The information contained on our website is not part of, and is not incorporated by reference in, this Annual Report on Form 10-K or any other report or document we file with or furnish to the SEC. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.

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

Our products, including our software products, are highly technical and complex and, when deployed, may contain errors, defects, or security vulnerabilities, especially when first introduced or when new models or versions are released. Such occurrences could result in damage to our reputation, lost revenue, diverted development resources, increased customer service and support costs, warranty claims, and litigation.

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

We had three customers who, together, represented 30% of the Company’s revenue for the year ended December 31, 2023.

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

As of December 31, 2023, we had availability under a line of credit of $8.7 million. Our current line of credit expires in July 2026. Our level of indebtedness relative to stockholders’ equity could have important consequences to you, including with respect to our ability to declare and pay a dividend, and significant effects on our business, including the following:

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

If the economic climate in the U.S. or abroad deteriorates as a result of global conflicts in Europe (or elsewhere), rising interest rates, or otherwise, customers or potential customers could reduce or delay their technology investments. Reduced or delayed technology investments could decrease our sales and profitability. In this environment, our customers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products and services. This may lead to longer sales cycles, delays in purchase decisions, payment and collection, and can also result in downward price pressures, causing our sales and profitability to decline. In addition, general economic uncertainty and volatility arising from geopolitical events and concerns, inflation, rises in energy prices, changes in interest rates and general declines in capital spending in the information technology sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve. There are many other factors which could affect our business, including:

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

We have grown in part as a result of our various acquisitions, including the acquisitions of Advanced Mobile Group, LLC, and Macro Integration Systems, Inc., and we anticipate continuing to grow in this manner. Although we expect to regularly consider additional strategic transactions in the future, we may not identify suitable opportunities or, if we do identify prospects, it may not be possible to consummate a transaction on acceptable terms. Antitrust or other competition laws may also limit our ability to acquire or work collaboratively with certain businesses or to fully realize the benefits of a prospective acquisition. Furthermore, a significant change in our business or the economy, an unexpected decrease in our cash flows or any restrictions imposed by our indebtedness may limit our ability to obtain the necessary capital or otherwise impede our ability to complete a transaction. Regularly considering strategic transactions can also divert management’s attention and lead to significant due diligence and other expenses regardless of whether we pursue or consummate any transaction. Failure to identify suitable transaction partners and to consummate transactions on acceptable terms, as well as the commitment of time and resources in connection with such transactions, could have a material adverse effect on our business, financial condition and results of operations.

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

The success of our business is highly dependent upon our ability to hire, train and retain qualified employees. We face competition from other employers for people, and the availability of qualified people is limited. We must offer a competitive employment package in order to hire and retain employees, and any increase in competition for people may require us to increase wages or benefits in order to maintain a sufficient workforce, resulting in higher operation costs. Additionally, we must successfully train our employees in order to provide high quality services. In the event of high turnover or shortage of people, we may experience difficulty in providing consistent high-quality services. These factors could adversely affect our results of operations.

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

RISKS RELATING TO OUR SECURITIES

Despite our listing on the NYSE American, there can be no assurance that an active trading market for our common stock will be sustained, and the NYSE American may subsequently delist our common stock if we fail to comply with ongoing listing standards.

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

Further, there can be no assurance that an active trading market for our common stock will be sustained despite our listing on the NYSE American.

The market price for our common stock may be volatile, and your investment in our common stock could decline in value.

The market price of our common stock could fluctuate significantly in response to various factors and events, including:

●	the lack of an established trading market for our common stock;

●	our ability to integrate operations, technology, products and services;

●	our ability to execute on our business plan;

●	operating results below expectations;

●	our issuance of additional securities, including debt or equity or a combination thereof, which may be necessary to fund our operating expenses;

●	announcements of technological innovations or new products by us or our competitors;

●	the loss of any strategic relationship;

●	economic and other external factors;

●	period-to-period fluctuations in our financial results; and

●	whether an active trading market in our common stock is maintained.

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

If we or our existing stockholders sell a substantial number of shares of our common stock in the public market our stock price may decline even if our business is doing well.

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

Our Amended and Restated Certificate of Incorporation, as amended (the “Charter”), and our Amended and Restated Bylaws (the “Bylaws”) may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable. Our Charter and Bylaws:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We take a comprehensive approach to managing cybersecurity risk, starting with the integration of cybersecurity risk into our overall enterprise risk management framework, among other significant risks to the Company.

Board Oversight

Our Board of Directors holds the ultimate responsibility for overseeing risks to the Company. To support this governance, a Steering Committee, composed of members of management, including our Director of IT and certain members of the Board, assists with the specific focus on cybersecurity risks. Management provides the Board with comprehensive cybersecurity updates at least annually.

The Steering Committee thoroughly monitors the quality and effectiveness of the Company’s cybersecurity program. This encompasses the security of our internal information technology systems, products, and solutions, as well as our cyber incident response plan and resources. To stay informed, the Steering Committee receives regular updates from management on cybersecurity initiatives. These updates cover prevention, detection, mitigation, and remediation of cyber threats, along with the overall health of the Company’s cybersecurity program, results of third-party assessments, and the latest cyber threat trends. Additionally, the Steering Committee reviews the Company’s cybersecurity policies and methodologies to ensure continual service improvements. This demonstrates a company commitment to not only maintaining the existing cybersecurity framework but also proactively identifying and implementing enhancements.

Management’s Role and Experience

Our Director of IT, along with other members of management are responsible for day-to-day cyber risk management activities, including proactively identifying, assessing, prioritizing, managing and mitigating enterprise cybersecurity risks.

This encompasses several key functions:

●	Risk Identification and Assessment: Management must work to continuously identify potential cyber threats and vulnerabilities across the organization’s systems, networks, and data. Regular assessments analyze the likelihood and potential impact of these threats.

●	Prioritization and Response: Based on assessments, management must prioritize risk mitigation efforts, allocating resources effectively. This includes developing strategies to counter or reduce high-priority risks and implementing appropriate security controls.

●	Oversight and Implementation: Management oversees the implementation and enforcement of cybersecurity policies, procedures, and technical safeguards. This requires clear communication to employees and ongoing monitoring of compliance.

●	Incident Response Planning: Having a comprehensive and well-rehearsed incident response plan is crucial to minimize damage during a breach. Management plays a vital role in developing this plan, training personnel, and guiding the response when needed.

●	Employee Education and Awareness: Management establishes a cybersecurity-aware culture within the organization. This is done through regular training, awareness campaigns, and promoting a sense of shared responsibility for security.

●	Vendor Management: Third-party vendors can introduce risks. Management must ensure vendors adhere to the Company’s cybersecurity standards and assess their security practices throughout the partnership.

Our Director of IT is the senior-most security professional responsible for the implementation of the Company’s cybersecurity, product security, and corporate/physical security programs, and reports to the Senior Vice President of Managed Services. He has over 20 years of cybersecurity experience.

Cybersecurity Risk Management

The underlying controls of our cyber risk management program are based on recognized best practices and standards for cyber security and information technology, including the National Institute of Standards and Technology Cybersecurity Framework. Our approach to cybersecurity risk management includes the following key elements:

●	Endpoint Protection: Antivirus and Endpoint Detection and Response (EDR) solutions are deployed on all company computer assets, combined with Remote Endpoint Management for centralized monitoring and control.

●	Network Defense: Next-Generation Firewalls with Unified Threat Management provide perimeter security, while Microsoft 365 protection and Microsoft Defender enhance cloud-based safeguards especially email.

●	Centralized Monitoring: We leverage Security Information and Event Management (SIEM) solutions like Microsoft Sentinel for real-time threat detection and response.

●	Identity and Access Management: We have strict password policies which include multi-factor authentication.

●	Education and Awareness: Mandatory Security Awareness Training educates our workforce on best practices and evolving cyber threats performed annually.

●	Third-Party Risk Management (TPRM): Our TPRM function focuses on regular external vulnerability and security assessments by a network of expert partners provide an objective evaluation of our security posture.

There have been no material cybersecurity threats and incidents incurred to-date at the Company. However, there can be no guarantee that our policies and procedures will be followed in every instance or that those policies and procedures will be effective. Cybersecurity threats could materially affect our business strategy, results of operations, or financial condition, as further discussed in the risk factors in Part I, Item 1A of this report.

ITEM 2. PROPERTIES

Our primary administrative offices and warehouse are located in Laguna Hills, California where we lease approximately 31,000 square feet, of which we sublease approximately 16,000 square feet. We also lease approximately 89,000 square feet of office and warehouse space in Greensboro, North Carolina. We believe that our facilities are adequate for our current needs. As of the date of this annual report, our principal executive office is located at 1615 South Congress Avenue, Suite 103, Delray Beach, Florida.

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

As of March 21, 2024, there are 7,680,334 shares of our common stock outstanding.

Holders of Record

As of March 21, 2024, there were approximately 121 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes investors who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid any cash dividend on our common or capital stock.

Recent Sales of Unregistered Securities

The following sets forth information regarding all unregistered securities sold within the fiscal year ended December 31, 2023 and that were not previously reported:

In late September 2023, three holders exercised common stock warrants, which were originally issued by the Company in October 2018, for an aggregate of 17,063 shares of common stock at an exercise price of $1.40 per share for gross proceeds to the Company of $23,888.20. The shares of common stock were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.

On October 27, 2023, one holder exercised common stock warrants, which were originally issued by the Company in October 2018, for 966 shares of common stock, on a cashless basis. This cashless exercise was completed pursuant to the exemption from registration contained in Section 3(a)(9) of the Securities Act.

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

Our financial statements are stated in United States Dollars (“$”) and are prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”). The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

Overview

DecisionPoint is a provider and integrator of mobility and wireless systems for retail, logistics and healthcare markets. The Company designs, deploys and supports mobile computing systems that enable customers to access employers’ data networks at various locations (i.e. the retail selling floor, nurse workstations, warehouse and distribution centers or on the road deliveries via enterprise-grade handheld computers, printers, tablets, and smart phones). The Company also integrates data capture equipment including bar code scanners and radio frequency identification (RFID) readers.

In January 2022, we completed the acquisition of AMG, a privately held company headquartered in Doylestown, Pennsylvania. DecisionPoint acquired Advanced Mobile Group to expand DecisionPoint’s mobility-first enterprise solutions and service offerings and grow its capabilities in the mid-Atlantic region. AMG is a regional leader providing services, hardware, software, integration, and wireless networking solutions, with deep experience in warehousing and distribution, manufacturing, mobile workforce automation, retailing, and healthcare segments, and approximately 600 customers.

In April 2023, we completed the acquisition of Macro Integration Services, Inc. (“Macro”), a privately held company headquartered in Greensboro, North Carolina. We acquired Macro to increase profit margins through adding more services, expanding our regional presence, and adding new capabilities and deepening existing ones. This acquisition also strengthens our position in the traditional retail market while adding to adjacent retail verticals in food service and grocery.

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

Results of Operations

The following table summarizes key components of our results of operations for the periods indicated, both in dollars and as a percentage of our net sales (in thousands):

	Year Ended December 31,
	2023	2022
Statements of Operations Data:
Net sales	$115,594	$97,415
Cost of sales	86,769	74,320
Gross profit	28,825	23,095
Sales and marketing expenses	9,957	9,218
General and administrative expenses	14,093	9,430
Total operating expenses	24,050	18,648
Operating income	4,775	4,447
Interest expense	(1,156)	(56)
Other expense	-	(15)
Income before income taxes	3,619	4,376
Income tax expense	(1,132)	(1,265)
Net income attributable to common shareholders	$2,487	$3,111
Percentage of Net Sales:
Net sales	100.0%	100.0%
Cost of sales	75.1%	76.3%
Gross profit	24.9%	23.7%
Sales and marketing expenses	8.6%	9.5%
General and administrative expenses	12.2%	9.7%
Total operating expenses	20.8%	19.1%
Operating income	4.1%	4.6%
Interest expense	-1.0%	-0.1%
Other expense	0.0%	0.0%
Income before income taxes	3.1%	4.5%
Income tax expense	-1.0%	-1.3%
Net income attributable to common shareholders	2.2%	3.2%

Results of Operations for the Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

Net sales

	Year Ended
	December 31,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
Hardware and software	$67,551	$71,774	$(4,223)	(5.9)%
Consumables	5,943	7,305	(1,362)	(18.6)%
Services	42,100	18,336	23,764	129.6%
	$115,594	$97,415	$18,179	18.7%

Net sales increased by 18.7%, or $18.2 million, for the year ended December 31, 2023, compared to the year ended December 31, 2022. The increase in net sales was primarily driven by the acquisition of Macro on April 1, 2023 (and, thus, there were no corresponding sales by Macro included in our results of operations in 2022), which added $24.7 million in revenue ($4.5 million in hardware and $20.2 million in services revenue). Services revenue also increased due to two significant sales of deployment services in the current year of approximately $4.6 million which were offset by a decrease of $1.1 million professional services revenue. The increase in services revenue was offset by a $4.2 million decrease in hardware and software revenue primarily due to the $4.5 million in hardware sales by Macro and a $2.3 million increase in hardware sales to another one of our existing customers, offset by a $5.6 million decrease in hardware sales to one of our largest customers. Consumables decreased $1.4 million primarily due to decreased sales to one of our existing customers. Included in the prior year consumables sales was a one-time transaction of $1.2 million that did not recur during the year ending December 31, 2023.

Cost of sales

	Year Ended
	December 31,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
Hardware and software	$55,321	$56,952	$(1,631)	(2.9)%
Consumables	4,286	5,262	(976)	(18.5)%
Services	27,162	12,106	15,056	124.4%
	$86,769	$74,320	$12,449	16.8%

Cost of sales increased by 16.8%, or $12.4 million during the year ended December 31, 2023 as compared to the year ended December 31, 2022, and this is increase is primarily due the $17.2 million increase in overall cost of sales associated with cost of sales of Macro that we acquired on April 1, 2023 (and, thus, there were no corresponding costs of sales of Macro included in our results of operations for 2022). This increase was offset by decreases in cost of sales of $1.6 million for hardware and software and $1.0 million in consumables which is consistent with decreases in sales of hardware and consumables in the current year.

Gross profit

	Year Ended
	December 31,
	2023	2022
	(dollars in thousands)
Gross profit:
Hardware and software	$12,230	$14,822
Consumables	1,657	2,043
Services	14,938	6,230
Total gross profit	$28,825	$23,095

Gross profit percentage:
Hardware and software	18.1%	20.7%
Consumables	27.9%	28.0%
Services	35.5%	34.0%
Total gross profit percentage	24.9%	23.7%

Gross profit increased $5.7 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily as a result of the increase in sales of services as noted above. Overall gross profit margin increased 1.2% due to a shift in mix to services with higher profit margins, driven by the Macro acquisition in 2023.

Sales and marketing expenses

	Year Ended December 31,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
Sales and marketing expenses	$9,957	$9,218	$739	8.0%
As a percentage of sales	8.6%	9.5%		-0.9%

Sales and marketing expenses increased $0.7 million, or 8.0%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to the $0.7 million in additional expenses for Macro’s operations that were acquired on April 1, 2023 (and, thus, there were not corresponding sales and marketing expenses of Macro included in our results of operations for 2022).

General and administrative expenses

	Year Ended December 31,		Dollar	Percent
	2023	2022	Change	Change
	(dollars in thousands)
General and administrative	$14,093	$9,430	$4,663	49.4%
As a percentage of sales	12.2%	9.7%		2.5%

General and administrative expenses increased $4.7 million, or 49.4%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase in these expenses was due to a $4.5 million increase in expenses primarily associated with Macro (which we acquired on April 1, 2023, and, thus, there were no corresponding general and administrative expenses by Macro included in our results of operations for 2022). In 2024, we expect to continue to realize the benefit of cost synergies which will result in lower general and administrative costs from Macro.

Interest expense. The increase in interest expense to $1.2 million for the 2023 fiscal year from $56,000 last year was due to the increased debt levels incurred for the Macro acquisition and the unwinding of the present value discount on the accrued earnout obligation incurred for the Macro acquisition. The adjustment of the present value calculation of the accrued earnout obligation resulted in an additional $0.8 million of interest expense for the year ended December 31, 2023.

Income tax expense. Income tax expense was approximately $1.1 million and $1.3 million for the years ended December 31, 2023 and December 31, 2022, respectively. The decrease is primarily due to the decrease in income before income taxes, period over period.

Net income. Net income was $2.5 million for 2023 compared to $3.1 million in 2022.

Liquidity and Capital Resources

As of December 31, 2023, our principal sources of liquidity were cash totaling $4.3 million and $8.7 million of availability under our line of credit. In recent years, we have financed our operations primarily through cash generated from operating activities, borrowings from term loans and our line of credit. Since December 31, 2018 through December 31, 2023 we have generated operating income. Based on our recent trends and our current projections, we expect to generate cash from operations for the year ending December 31, 2024. Given our projections, combined with our existing cash and credit facilities, we believe the Company has sufficient liquidity for at least the next 12 months. In addition, we believe cash generated from operating income and our existing credit facilities will be sufficient to meet our long-term liquidity needs beyond the next 12 months.

Part of our consideration for the acquisition of Macro included earnout payments to the sellers, which are subject to the financial performance of Macro in each of the two years following closing and are presented at net present values. The earnout is based on achieving EBITDA targets in years one and two following the Effective Date of $2.8 million and $3.8 million, respectively. At December 31, 2023, we have accrued $5.4 million and $4.3 million for the Year 1 and Year 2 earnouts at their net present values, respectively, which are due June 14, 2024 and June 14, 2025, respectively.

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

Working Capital

	December 31, 2023	December 31, 2022	Increase/ (Decrease)
	(in thousands)
Current assets	$34,657	$32,272	$2,385
Current liabilities	38,736	31,665	7,071
Working capital (deficit)	$(4,079)	$607	$(4,686)

The working capital deficit as of December 31, 2023 was primarily due to the acquisition of Macro which closed on April 1, 2023.

Line of Credit

Our Loan and Security Agreement (the “Loan Agreement”) with MUFG Union Bank, National Association (the “Bank”), as amended, provides for a revolving line of credit of up to $10.0 million with our obligations being secured by a security interest in substantially all of our assets. Loans extended to us under the Loan Agreement are scheduled to mature on July 31, 2026. Effective March 27, 2023, we entered into an amendment letter (“Amendment”) with the Bank that served to amend certain terms of the Loan Agreement and increased the revolving line of credit available to us from $9.0 million to $10.0 million. The Amendment also served to modify certain covenants in the original Loan Agreement. On December 31, 2023, we had $1.3 million outstanding and $8.7 million available under this line of credit.

Outstanding balances of at least $150,000 under the Loan Agreement bear interest, at our option, either at a base interest rate equal to the Term secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) plus 2.50% or a base rate equal to an index offered by the Bank (the “Index Rate”) for the interest period selected and is payable on the last day of each month, commencing April 30, 2023. The interest rate on outstanding balances under the Loan Agreement adjusts at the end of each SOFR rate period (1, 3, or 6 month term) selected by us, or if such balances bear interest based on the Index Rate, such rate shall vary when the index rate changes. As of December 31, 2023, the effective interest rate was 7.9%. We have the right to prepay variable interest rate balances, in whole or in part, at any time, without penalty or premium. Amounts outstanding with a base interest rate may be prepaid, in whole or in part, provided we have given the Bank written notice of at least five days prior to prepayment and pay a prepayment fee. At any time prior to the maturity date, we may borrow, repay and reborrow amounts under the Loan Agreement, subject to the prepayment terms, and, as long as the total outstanding does not exceed $10.0 million.

Under the Loan Agreement , as amended, we are subject to a variety of customary affirmative and negative covenants, including that we (i) maintain a ratio of total debt to EBITDA of not greater than 3.0:1.0 measured at the end of each quarter, (ii) maintain a fixed charge coverage ratio of not less than 1.35:1.00 to be measured as of the end of each fiscal quarter, and (iii) submit a pro-forma statement in advance showing compliance and overall satisfactory metrics post acquisition should the Company use any loan under the Loan Agreement for any acquisition with a purchase price in excess of $1,500,000. The Loan Agreement also prohibits us from, or otherwise imposes restrictions on us with respect to, among other things, liquidating, dissolving, entering into any consolidation, merger, division, partnership, or other combination, selling or leasing a majority of our assets or business or purchase or lease all or the greater part of the assets or business of another entity or person. As of December 31, 2023, we are in compliance with all loan covenants.

MUFG Promissory Note

We entered into a $5.0 million unsecured promissory note agreement, effective March 27, 2023, with the Bank. Principal and interest payments on this note are due in quarterly installments of $250,000 on the last day of each quarter commencing June 30, 2023, with an interest rate based on Term SOFR plus 2.5%, which was 7.9% at December 31, 2023. This note matures March 31, 2028.

Cash Flow Analysis

	Year Ended
	December 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$4,481	$12,309
Net used in investing activities	(13,810)	(6,002)
Net cash provided by (used in) financing activities	5,987	(1,252)
Net increase in cash	$(3,342)	$5,055

Operating Activities

Net cash provided by operating activities decreased to $4.5 million for the year ended December 31, 2023 from $12.3 million for the year ended December 31, 2022. The decrease was primarily due to the paydown of our accounts payable.

Investing Activities

Net cash used in investing activities was $13.8 million for the year ended December 31, 2023, which is comprised of cash payments in connection with the acquisition of Macro, and capital expenditures of property and equipment. Net cash used in investing activities was $6.0 million for the year ended December 31, 2022, which was comprised of cash payments delivered in connection with the acquisition of AMG, the acquisition of the customer list and relationships of Boston Technologies, and capital expenditures of property and equipment.

Financing Activities

Net cash provided by financing activities was $6.0 million for the year ended December 31, 2023, which was primarily due to the proceeds from both the term loan ($5.0 million) and revolving line of credit ($1.3 million, net) used to fund the acquisition of Macro. These proceeds were offset by term loan repayments of $0.5 million during the year ended December 31, 2023. Net cash used in financing activities was $1.3 million for the year ended December 31, 2022 which comprised of payments for taxes on the cashless exercise of stock options.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that may have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Estimates

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

 Business Combinations

We utilize the acquisition method of accounting for business combinations and allocate the purchase price of an acquisition to the various tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We primarily establish fair value using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, as well as discount factors and income tax rates. Other estimates include:

●	Estimated step-ups or write-downs for fixed assets and inventory;

●	Estimated fair values of intangible assets;

●	Estimated liabilities assumed from the target; and

●	Estimated earnout obligations.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

DecisionPoint Systems, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of DecisionPoint Systems, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the years then ended, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the years then ended, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to the Company’s revenue recognition for customer contracts included the following:

●	We evaluated management’s significant accounting policies related to revenue from contracts with customers for reasonableness and compliance with U.S. generally accepted accounting principles.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (CONTINUED)

●	We tested management’s identification of performance obligations and its assessment of whether or not the performance obligations are distinct.

●	We evaluated the reasonableness of management’s estimate of stand-alone selling prices for products and services and the allocation of the transaction price among the identified performance obligations.

●	We tested the mathematical accuracy of management’s calculations of revenue and the associated timing of revenue recognized in the consolidated financial statements.

●	We evaluated management’s analysis of whether the Company is a principal (gross reporting of revenues) or an agent (net reporting of revenues) in its revenue transactions.

●	We selected a sample of revenue transactions for each of the Company’s significant revenue streams and obtained the related customer agreements and performed the following procedures:

o	Obtained and read source documents for each selection, including master agreements, customer purchase orders, shipping documents, and other documentation that was part of the agreement.

o	Tested management’s identification and treatment of the key contract terms.

o	Assessed whether the Company satisfied the related performance obligation and whether the revenue recognized approximated stand-alone selling price.

o	Assessed the terms in the customer agreement and evaluated the appropriateness of management’s application of the Company’s accounting policies, along with their use of estimates, in the determination of revenue recognition conclusions.

Acquisition of Macro Integration Services, Inc.

Critical Audit Matter Description

On April 1, 2023, the Company closed its acquisition of 100% of equity interests of Macro Integration Services, Inc. (“MAC”) for net consideration of $25.6 million, including an earn-out obligation (the “Transaction”), as disclosed in Note 3 to the consolidated financial statements. The transaction is accounted for as a business combination and the Company allocated $5.5 million of the acquisition purchase price to definite-lived intangible assets and estimated the fair value of the earn-out obligation to be $9.0 million.

Auditing management’s allocation of the purchase price to the estimated fair value of the net assets acquired from MAC involved especially subjective and complex judgements due to the significant estimation required in determining the fair value of definite-lived intangible assets, including customer relationships and tradenames, and the fair value of the earn-out obligation. The significant estimations related to the definite-lived intangible assets involve projections of future cash flows, discount rates, customer attrition rates, economic lives, and other factors. The significant estimations related to the earn-out obligation involve projections of future EBITDA and determination of an appropriate present value discount factor.

How the Critical Audit Matter Was Addressed in the Audit

Our principal audit procedures related to testing management’s estimate of the fair values of definite-lived intangible assets acquired from MAC including evaluating the valuation methodology employed by the Company and testing the completeness and accuracy of key data supporting significant assumptions in the valuation model. For example, we compared the forecasted customer attrition rates to historical sales turnover data, and we tested the reasonableness of management’s projected sales and gross margins data by analyzing them against historical performance.

Our principal audit procedures related to testing management’s estimate of the fair value of the earnout obligation included testing the key assumptions in management’s forecasts for MAC EBITDA during the earnout period. For example, we compared management’s projected EBITDA to historical data and obtained an understanding of any material changes from historical trends.

/s/ Haskell & White LLP
HASKELL & WHITE LLP

We have served as the Company’s auditor since 2016.

Irvine, California

April 1, 2024

DecisionPoint Systems, Inc.

Consolidated Balance Sheets

(in thousands, except per share data)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash	$4,300	$7,642
Accounts receivable, net of allowance of $267 and $262 as of December 31, 2023 and December 31,2022, respectively	23,768	17,085
Inventory, net	2,133	4,417
Deferred costs	3,826	2,729
Prepaid expenses and other current assets	630	399
Total current assets	34,657	32,272
Operating lease assets	3,392	2,681
Property and equipment, net	2,973	1,817
Deferred costs, net of current portion	3,689	2,868
Deferred tax assets, net	1,161	848
Intangible assets, net	7,815	4,531
Goodwill	22,081	10,499
Other assets	172	41
Total assets	$75,940	$55,557
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,857	$19,755
Accrued expenses and other current liabilities	6,566	4,528
Deferred revenue	8,066	6,021
Current portion of earnout consideration	5,370	829
Current portion of long-term debt	1,003	3
Current portion of operating lease liabilities	874	529
Total current liabilities	38,736	31,665
Deferred revenue, net of current portion	5,307	4,331
Revolving line of credit	1,300	-
Long-term debt, net of current portion	3,639	143
Noncurrent portion of operating lease liabilities	3,093	2,706
Long-term portion of earnout consideration	4,316	-
Other liabilities	6	130
Total liabilities	56,397	38,975
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 50,000 shares authorized; 7,680 and 7,416 shares issued and outstanding, respectively	8	7
Additional paid-in capital	38,902	38,429
Accumulated deficit	(19,367)	(21,854)
Total stockholders’ equity	19,543	16,582
Total liabilities and stockholders’ equity	$75,940	$55,557

See Accompanying Notes to the Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Consolidated Statements of Income and Comprehensive Income

(in thousands, except per share data)

	Year Ended
	December 31,
	2023	2022
Net sales:
Product	$73,494	$79,079
Service	42,100	18,336
Net sales	115,594	97,415
Cost of sales:
Product	59,607	62,214
Service	27,162	12,106
Cost of sales	86,769	74,320
Gross profit	28,825	23,095
Operating expenses:
Sales and marketing expense	9,957	9,218
General and administrative expenses	14,093	9,430
Total operating expenses	24,050	18,648
Operating income	4,775	4,447
Interest expense, net	(1,156)	(56)
Other expense	-	(15)
Income before income taxes	3,619	4,376
Income tax expense	(1,132)	(1,265)
Net income and comprehensive income attributable to common stockholders	$2,487	$3,111
Earnings per share attributable to stockholders:
Basic	$0.33	$0.43
Diluted	$0.32	$0.41
Weighted average common shares outstanding
Basic	7,555	7,261
Diluted	7,679	7,562

See Accompanying Notes to the Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2021	7,007	$7	$39,216	$(24,965)	$14,258
Net income	-	-	-	3,111	3,111
Share-based compensation expense	-	-	577	-	577
Exercise of stock options	79	-	154	-	154
Cashless exercise of stock options (Note 12)	232	-	(1,518)	-	(1,518)
Cashless exercise of warrants (Note 11)	98	-	-	-	-
Balance at December 31, 2022	7,416	$7	$38,429	$(21,854)	$16,582
Net income	-	-	-	2,487	2,487
Share-based compensation expense	-	-	283	-	283
Exercise of stock options	15	-	38	-	38
Exercise of warrants	211	1	219	-	220
Cashless exercise of stock options (Note 12)	24	-	(67)	-	(67)
Cashless exercise of warrants (Note 11)	14	-	-	-	-
Balance at December 31, 2023	7,680	$8	$38,902	$(19,367)	$19,543

See Accompanying Notes to the Consolidated Financial Statements.

DecisionPoint Systems, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years Ended December 31,
	2023	2022
Cash flows from operating activities
Net income	$2,487	$3,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,971	2,465
Loss on fixed asset disposal	-	22
Share-based compensation expense	283	577
Deferred income taxes, net	(1,924)	254
Provision for credit losses	240	249
Provision for inventory obsolescence	89	-
Changes in operating assets and liabilities:
Accounts receivable	3,201	(3,630)
Inventory, net	4,825	(2,177)
Deferred costs	(1,918)	(1,984)
Prepaid expenses and other current assets	(207)	(54)
Accounts payable	(5,707)	8,924
Accrued expenses and other current liabilities	(1,644)	914
Operating lease liabilities	(92)	543
Deferred revenue	1,877	3,095
Net cash provided by operating activities	4,481	12,309
Cash flows from investing activities
Purchases of property and equipment	(893)	(1,477)
Cash paid for acquisitions, net of cash acquired	(12,917)	(4,525)
Net cash used in investing activities	(13,810)	(6,002)
Cash flows from financing activities
Proceeds from term loan	5,000	-
Repayment of term debt	(504)	(3)
Line of credit, net	1,300	-
Proceeds from exercise of warrants	220	-
Taxes paid in lieu of shares issued for share-based compensation	(67)	(1,403)
Proceeds from exercise of stock options	38	154
Net cash provided by (used in) financing activities	5,987	(1,252)
Change in cash	(3,342)	5,055
Cash, beginning of year	7,642	2,587
Cash, end of year	$4,300	$7,642
Supplemental disclosures of cash flow information
Cash paid for interest	$461	$45
Cash paid for income taxes	$388	$1,065
Supplemental disclosure of non-cash activities
Leased assets obtained in exchange for new operating lease liabilities	$-	$3,211
Disposals of depreciated property and equipment	$-	$420
Cashless exercise of stock options	$-	$115

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

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of DecisionPoint Systems, Inc. and its subsidiaries have been prepared on an accrual basis of accounting in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”). The accompanying consolidated financial statements include the accounts of DecisionPoint Systems, Inc. and its wholly owned subsidiaries, DecisionPoint Systems International (“DPSI”), DecisionPoint Systems Group, Inc. (“DPS Group”), Royce Digital Systems, Inc. (“RDS”) ExtenData Solutions, LLC (“ExtenData”), AMG, and Macro. Macro was acquired on April 1, 2023, and as such, has been consolidated into our financial position and results of operations beginning April 1, 2023. All our identifiable assets are in the United States and all intercompany transactions have been eliminated in consolidation.

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

Concentration of Credit Risk

Credit is extended to all customers based on financial condition, and collateral is generally not required. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers comprising our customer base and dispersion across many different industries and geographies. Accordingly, we continually monitor collections and payments from our customers and maintain a provision for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. Although credit losses have historically been within our expectations and the provisions established, we cannot guarantee that it will continue to experience the same credit loss rates that it has in the past.

The following tables summarizes the allowance for credit losses activity for the years ending December 31, 2023 and 2022 (in thousands):

Balance at December 31, 2021	$22
Charges to operations	249
Deductions	(9)
Balance at December 31, 2022	$262
Charges to operations	240
Deductions	(235)
Balance at December 31, 2023	$267

Inventory

Inventory consists solely of finished goods and is stated at the lower of cost or net realizable value. Cost is determined under the first-in, first-out (FIFO) method. We periodically review our inventory and make provisions as necessary for estimated obsolete and slow-moving goods. The creation of such provisions results in a reduction of inventory to net realizable value and a charge to cost of sales. Inventories are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $131,000 and $42,000 as of December 31, 2023 and 2022, respectively.

We recorded a fair value adjustment of approximately $359,000 to reflect the acquired cost of inventory related to the April 1, 2023 acquisition of Macro, and $359,000 was amortized during the year ended December 31, 2023, and is included in total cost of sales in the consolidated statements income and comprehensive income.

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

Operating Leases

At the inception of a contract we assesses whether the contract is, or contains, a lease. Our assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether we have the right to direct the use of the asset. The commencement date of the contract is the date the lessor makes the underlying asset available for use by the lessee.

Right-of-use (“ROU”) assets represent our right to use an underlying asset during the lease term and lease liabilities represent obligations to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the net present value of fixed lease payments over the lease term. ROU assets also include any initial direct costs and advance lease payments made and exclude lease incentives. Lease liabilities also include terminal purchase options when deemed reasonably certain to exercise. Our lease term includes options to extend when it is reasonably certain that it will exercise that option. We have elected not to recognize ROU assets and lease liabilities for short-term leases that have a term of 12 months or less; we recognize lease expense for these leases on a straight-line basis over the lease term.

As most of our operating leases do not have an implicit rate that can be readily determined, we use our secured incremental borrowing rate for the same term as the underlying lease based on information available at lease commencement.

The lease classification affects the expense recognition on the consolidated statements of operations. Operating lease charges are recorded in “General and administrative” expense.

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

Intangible Assets and Long-lived Assets

We evaluate our intangible and long-lived assets for impairment when events or circumstances arise that indicate intangible and long-lived assets may be impaired. Indicators of impairment include, but are not limited to, a significant deterioration in overall economic conditions, a decline in the market capitalization, the loss of significant business, or other significant adverse changes in industry or market conditions. We completed the qualitative assessment for impairment and determined that there was no impairment during the years ended December 31, 2023 and 2022. There can be no assurance, however, that market conditions will not change or demand for our products will continue, which could result in an impairment of intangible and long-lived assets in the future.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives primarily using the straight-line method to their estimated residual values, if any. Our intangible assets consist of customer lists, customer relationships and trade names. Refer to Note 4 for further information on our intangible assets.

Goodwill

Goodwill represents the excess of the purchase price paid over the fair value of the net assets acquired. Goodwill is not amortized but tested for impairment at least annually or whenever events or changes in circumstance indicate that carrying values may not be recoverable. We assess the impairment of goodwill annually at each year-end and when indicators of impairment are present.

We completed our annual assessment for goodwill impairment and determined that goodwill was not impaired as of December 31, 2023 and 2022.

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

Business Combinations

We utilize the acquisition method of accounting for business combinations which allocates the purchase price of an acquisition to the various tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. We primarily establish fair value using the income approach based upon a discounted cash flow model. The income approach requires the use of many assumptions and estimates including future revenues and expenses, as well as discount factors and income tax rates. Other estimates include:

●	Estimated step-ups or write-downs for fixed assets and inventory;

●	Estimated fair values of intangible assets;

●	Estimated liabilities assumed from the target; and

●	Estimated earnout obligations.

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

As of December 31, 2023, the total aggregate transaction price allocated to the unsatisfied performance obligations under our service contracts was approximately $13.4 million, of which approximately $8.1 million is expected to be recognized over the next 12 months.

As of December 31, 2022, the total aggregate transaction price allocated to the unsatisfied performance obligations under our service contracts was approximately $10.4 million, of which approximately $6.0 million is expected to be recognized over the next 12 months.

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

The following table summarizes the deferred revenue activity for the years ended December 31 (in thousands):

	2023	2022
Beginning Balance	$10,352	$7,109
Additions	27,034	26,105
Revenue recognized from beginning of period	(7,811)	(11,486)
Revenue recognized from additions	(16,202)	(11,376)
Ending balance	$13,373	$10,352

We defer costs to acquire contracts, including commissions, incentives and payroll taxes if they are incremental and recoverable costs of obtaining a customer contract with a term exceeding one year. Deferred contract costs are amortized to sales and marketing expense over the contract term, generally over one to three years. We have elected to recognize the incremental costs of obtaining a contract with a term of less than one year as a selling expense when incurred. We include deferred contract acquisition costs in “Prepaid expenses and other current assets” in the consolidated balance sheets. As of December 31, 2023 and December 31, 2022, we deferred $237,000 and $204,000, respectively, of related contract acquisition costs.

The following table summarizes net sales by revenue source (in thousands):

	Year Ended December 31,
	2023	2022
Hardware and software	$67,551	$71,774
Consumables	5,943	7,305
Services	42,100	18,336
	$115,594	$97,415

Concentration of Risk

Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash and accounts receivable. All our cash balances are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor at each financial institution. As of December 31, 2023, we had approximately $3.3 million on deposit in excess of the insurance limits. We have not experienced any such losses in these accounts.

In 2023, one customer accounted for 15%, or $17.5 million, of our net sales. No other single customer in 2023 accounted for more than 10% of net sales. Accounts receivable from this customer at December 31, 2023 accounted for 10% of total accounts receivable.

In 2022, two customers accounted for approximately 17% and 11%, or $16.2 million and $8.3 million, of our net sales. No other single customer in 2022 accounted for more than 10% of net sales. Accounts receivable from one of these two customers at December 31, 2022 accounted for 27% of total accounts receivable.

For the year ended December 31, 2023, we had purchases from three suppliers that collectively represented 54% of total purchases and 54% of accounts payable at December 31, 2023. Loss of a significant vendor could have a material adverse effect on our operations.

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

At December 31, 2023 and 2022, we had no unrecognized tax benefits that, if recognized, would affect our effective income tax rate over the next 12 months. As of December 31, 2023 and 2022, we had no accrued interest or penalties.

Accounting Standards Adopted

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

Recently Issued Accounting Pronouncements

In March 2023, the FASB issued ASU No. 2023-01, Leases (Topic 842): Common Control Arrangements. This ASU permits private entities with common control arrangements that may contain or be leases to use any written terms and conditions between the parties, without regard to their legal enforceability, to identify, classify and account for common control leases. In addition, all lessees (public or private), in general, amortize leasehold improvements related to a common control lease over their useful life to the common control group, regardless of the ASC 842 lease term, as long as they continue to control the use of the underlying leased asset. The ASU is effective for fiscal years, including interim periods within those years, beginning after December 15, 2023, with early adoption allowed. The adoption of this new ASU is not anticipated to have a material effect on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves financial reporting by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included with each reported measure of significant profit or loss on an annual and interim basis. This ASU also requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU is required to be applied retrospectively for all prior periods presented in the financial statements. We are evaluating the adoption impact of this ASU on our consolidated financial statements and related disclosures but do not expect any material impact upon adoption.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends the guidance in ASC 740, Income Taxes. The ASU is intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. The ASU’s amendments are effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard “for annual financial statements that have not yet been issued or made available for issuance.” We are currently evaluating the impact of this ASU but do not expect any material impact upon adoption.

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

Total consideration for the acquisition has been recorded as $25.6 million ($26.3 million was recorded at closing and additional $0.1 million was paid during the third quarter of 2023 due to a net working capital adjustment. The total consideration is comprised of the following (in thousands):

Purchase price	$10,623
Working capital excess	5,899
Subtotal	16,522
Earnout	9,008
Other	30
$25,560

Earnout payments are subject to the financial performance of Macro in each of the two years following closing and are presented at net present values. At December 31, 2023, we have accrued $5.4 million and $4.3 million for the Year 1 and Year 2 earnouts at their net present values, respectively, which are due June 14, 2024 and June 14, 2025, respectively. The earnout is based on Macro achieving EBITDA targets in years one and two following the Effective Date of $2.8 million and $3.8 million, respectively.

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

In the fourth quarter of 2023 our estimated earnout to the sellers of Macro for year 1 was reduced by $0.8 million. We also made an election under Section 338(h)(10) of the Internal Revenue Code to treat the acquisition as an asset purchase to step up the tax basis of the assets acquired. To make this election we will pay the seller an additional $1.6 million. The result of these two adjustments was to decrease the total consideration to $25.56 million, reduce our deferred tax liability from $3.3 million to $1.6 million and to adjust goodwill from $14.0 million to $11.6 million.

As of December 31, 2023, the allocation of the total consideration to the estimated fair value of acquired net assets as of the acquisition date for Macro was as follows (in thousands):

Cash	$923
Accounts receivable, net	10,124
Inventory, net	2,630
Prepaids and other current assets	111
Operating lease assets	1,390
Property and equipment, net	1,058
Customer lists and relationships	4,080
Trade name	1,380
Other assets	44
Accounts payable	(2,809)
Accrued expenses and other current liabilities	(695)
Deferred tax liability	(1,611)
Operating lease liability	(1,503)
Deferred revenue	(1,144)
Total fair value excluding goodwill	13,978
Goodwill	11,582
Total consideration	$25,560

The estimated useful lives of intangible assets recorded related to the Macro acquisition are as follows:

Expected Life
Customer lists and relationships	7 years
Trade name	3 years

Pro Forma Information

The following unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 2023 is presented as if the Macro acquisition had been completed on January 1, 2023, and after giving effect to certain pro forma adjustments. The pro forma condensed consolidated statement of operations is presented for informational purposes only and is not indicative of the results of operations that would have necessarily been achieved if the acquisition had actually been consummated on January 1, 2022 (in thousands).

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net sales	$126,535	$121,774
Net income	$2,251	$2,910

During the year ended December 31, 2023, we incurred transaction costs of $0.5 million.

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

As of December 31, 2023, the allocation of the total consideration to the estimated fair value of acquired net assets as of the acquisition date for AMG is as follows (in thousands):

Cash	$170
Accounts receivable	1,402
Inventory	129
Prepaids and other current assets	123
Customer lists and relationships	1,930
Trade name	360
Backlog	280
Developed technology	70
Accounts payable	(558)
Accrued expenses	(152)
Deferred tax assets	(897)
Deferred revenue	(148)
Total fair value excluding goodwill	2,709
Goodwill	2,371
Total consideration	$5,080

The estimated useful lives of intangible assets recorded related to the AMG acquisition are as follows (in thousands):

Expected Life
Customer lists and relationships	7 years
Trade name	3 years
Backlog	11 months
Developed technology	3 years

Note 4: Intangible Assets

Definitive lived intangible assets are as follows (in thousands):

	December 31, 2023			December 31, 2022
	Gross	Accumulated	Net	Gross	Accumulated	Net
	Amount	Amortization	Amount	Amount	Amortization	Amount
Customer lists and relationships	$12,020	$(5,395)	$6,625	$7,940	$(3,850)	$4,090
Trade names	2,740	(1,575)	1,165	1,360	(973)	387
Developed technology	140	(115)	25	140	(86)	54
Backlog	340	(340)	-	340	(340)	-
	$15,240	$(7,425)	$7,815	$9,780	$(5,249)	$4,531

The range of useful lives and the weighted-average remaining useful life of amortizable intangible assets at December 31, 2023 is as follows:

	Expected Life	Weighted Average Remaining Useful Life
Customer lists and relationships	7-15 years	11 years
Trade names	3 years	2 years
Developed technology	3 years	2 years

The amortization expense of the definite lived intangible assets for the years remaining is as follows:

Estimated Amortization
(in thousands)
Year ending December 31,
2024	$1,993
2025	1,690
2026	1,214
2027	1,028
2028	969
Thereafter	921
Total	$7,815

Amortization expense recognized during the years ended December 31, 2023 and 2023 was $2.2 million and $2.0 million, respectively. Amortization expense is primarily calculated on a straight-line basis.

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

For periods presented in which there is a net loss, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive. Below is a reconciliation of the fully dilutive securities effect for the years ended December 31, 2023 and 2022 (in thousands, except per share data):

	Year Ended
	December 31,
	2023	2022
Net income attributable to common stockholders	$2,487	$3,111

Weighted average basic common shares outstanding	7,555	7,261
Dilutive effect of stock options, warrants and restricted stock	124	301
Weighted average shares for diluted earnings per share	7,679	7,562

Basic income per share	$0.33	$0.43
Diluted income per share	$0.32	$0.41

Note 6: Property and Equipment

Property and equipment consist of the following at December 31 (in thousands):

	2023	2022
Software and computer equipment	$2,167	$1,502
Automobiles	1,851	-
Leasehold improvements	792	643
Equipment	582	311
Furniture and fixtures	208	176
Property and equipment, gross	5,600	2,632
Accumulated depreciation	(2,627)	(815)
Property and equipment, net	$2,973	$1,817

Depreciation and amortization expense related to property and equipment during the years ended December 31, 2023 and 2022 was $0.8 million and $0.5 million, respectively.

Note 7: Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31 (in thousands):

	2023	2022
Salaries and benefits	$2,967	$2,743
Taxes payable	1,661	1,016
Holdback related to acquisition	1,178	-
Professional fees	30	188
Vendor purchases	95	44
Customer deposits	454	265
Other	181	272
Total accrued expenses and other current liabilities	$6,566	$4,528

Note 8: Line of Credit

Our Loan and Security Agreement (the “Loan Agreement”) with MUFG Union Bank, National Association (the “Bank”), as amended, provides for a revolving line of credit of up to $10.0 million with our obligations being secured by a security interest in substantially all of our assets. Loans extended to us under the Loan Agreement are currently scheduled to mature on July 31, 2026. Effective March 27, 2023, we entered into an amendment letter (“Amendment”) with the Bank that served to amend certain terms of the Loan Agreement and increased the revolving line of credit available to us from $9.0 million to $10.0 million. The Amendment also served to modify certain covenants in the original agreement. On March 31, 2023, we drew down $7.0 million of this facility and amounts borrowed under this credit facility are evidenced, and governed, by the terms of a commercial promissory note in favor of the Bank. As of December 31, 2023, there is $1.3 million outstanding on the line of credit.

Interest and Fees

Loans under the Loan Agreement with an outstanding balance of at least $150,000 bear interest, at our option, at a base interest rate equal to the Term secured overnight financing rate as administered by the Federal Reserve Bank of New York (“SOFR”) plus 2.50% or a base rate equal to an index offered by the Bank for the interest period selected and is payable at the on the last day of each month, commencing April 30, 2023. The interest rate on the loans adjusts at the end of each SOFR rate period (1, 3, or 6 month term) selected by us. All other loan amounts bear interest at a rate equal to an index rate determined by the Bank, which shall vary when the index rate changes. As of December 31, 2023, the effective interest rate was 7.9%. We have the right to prepay variable interest rate loans, in whole or in part at any time, without penalty or premium. Amounts outstanding with a base interest rate may be prepaid in whole or in part provided we have given the Bank written notice of at least five days prior to prepayment and pay a prepayment fee. At any time prior to the maturity date, we may borrow, repay and reborrow amounts under the Loan Agreement, subject to the prepayment terms, and, as long as the total outstanding does not exceed $10.0 million.

Covenants

Under the Loan Agreement , as amended by the Amendment, we are subject to a variety of customary affirmative and negative covenants, including that we (i) maintain a ratio of total debt to EBITDA of not greater than 3.0:1.0 measured at the end of each quarter, (ii) maintain a fixed charge coverage ratio of not less than 1.35:1.00 to be measured as of the end of each fiscal quarter, and (iii) submit a pro-forma statement in advance showing compliance and overall satisfactory metrics post-acquisition should the Company use any loan under the Loan Agreement for any acquisition with a purchase price in excess of $1,500,000. The Loan Agreement also prohibits us from, or otherwise imposes restrictions on us with respect to, among other things, liquidating, dissolving, entering into any consolidation, merger, division, partnership, or other combination, selling or leasing a majority of our assets or business or purchase or lease all or the greater part of the assets or business of another entity or person.

As of December 31, 2023, we were in compliance with all of our covenants, were eligible to borrow up to $8.7 million, and had $1.3 million in outstanding borrowings under the Loan Agreement.

Note 9: Term Debt

MUFG Promissory Note

We entered into a $5.0 million unsecured promissory note agreement, effective March 27, 2023, with the Bank. Principal and interest payments on this note are due in quarterly installments of $250,000 on the last day of each quarter commencing June 30, 2023, with an interest rate based on Term SOFR plus 2.5% (secured overnight financing rate) as administered by the Federal Reserve Bank of New York, which was 7.9% at December 31, 2023. This note matures March 31, 2028.

EIDL Promissory Note

On August 27, 2020, we received $0.2 million in connection with a promissory note from the SBA under the Economic Injury Disaster Loan (“EIDL”) program pursuant to the CARES Act. Under the terms of the EIDL promissory note, interest accrues on the outstanding principal at an interest rate of 3.75% per annum and with a term of 30 years with equal monthly payments of principal and interest of $731 beginning on August 27, 2021. As of December 31, 2023 and December 31, 2022, outstanding debt under the promissory note was $0.1 million.

At December 31, 2023, our total term debt consisted of the following (in thousands):

MUFG promissory note	$4,500
EIDL promissory note	142
Total term debt	4,642
Less: current portion of long-term debt	(1,003)
Long-term debt	$3,639

The following table sets forth future principal payments for outstanding debt (in thousands):

2024	$1,003
2025	1,004
2026	1,004
2027	1,004
2028	504
Thereafter	123
$4,642

Note 10: Income Taxes

The provision for income taxes for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	2023	2022
Current:
Federal	$1,069	$910
State	377	101
	1,446	1,011
Deferred:
Federal	(184)	(39)
State	(130)	293
	(314)	254
Valuation allowance	-	-
Total income tax expense	$1,132	$1,265

Our deferred tax assets and liabilities are as follows (in thousands):

	2023	2022
Allowance for credit losses	$70	$68
Inventory reserve and uniform capitalization	59	57
Accrued expenses and other liabilities	55	125
Deferred revenue	256	46
Other assets	194	42
ROU Liability	1,046	839
Intangibles	156	(150)
Property and equipment	(596)	(364)
ROU Asset	(895)	(696)
Goodwill	(132)	(121)
Net operating loss carryforwards	948	1,002
Total deferred tax assets	1,161	848
Valuation allowance	-	-
Net deferred tax assets after valuation allowance	$1,161	$848

A reconciliation of the United States statutory income tax rate to the effective income tax rate for the years ended December 31, 2023 and 2022 is as follows (in thousands):

Federal taxes at statutory rate	$898	$919
State and local income taxes	295	295
Other Permanent differences	13	51
State rate change	(113)	—
PY return to provision differences	39	—
Provision for income taxes	$1,132	$1,265
Effective tax rate	26.5%	28.9%

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

We have net operating loss carryforwards available in certain jurisdictions to reduce future taxable income. Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not. This determination is based on the expectation that related operations will be sufficiently profitable or various tax business and other planning strategies will enable us to utilize the net operating loss carryforwards. Our evaluation of the realizability of deferred tax assets considers both positive and negative evidence. The weight given to potential effects of positive and negative evidence is based on the extent to which it can be objectively verified. As of December 31, 2023, we did not record a valuation allowance related to the U.S. federal and state temporary items.

Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to ownership change limitations provided by the Internal Revenue Code under section 382. The annual limitation may result in the expiration of net operating loss carryforwards before utilization. As of December 31, 2023, we had federal and state net operating loss carryforwards of approximately $4.3 million and $0.9 million, respectively. As of December 31, 2022, we had federal and state net operating loss carryforwards of approximately $4.8 million and $0.0 million, respectively. These loss carryforwards will expire in varying amounts beginning 2033.

We continue to remain subject to examination by U.S. federal authority for the years 2020 through 2023 and for various state authorities for the years 2019 through 2023, with few exceptions.

Note 11: Stockholders’ Equity

We are authorized to issue two classes of stock designated as common stock and preferred stock. As of December 31, 2023, we are authorized to issue 60,000,000 total shares of stock. Of this amount, 50,000,000 shares are common stock, each having a par value of $0.001 and 10,000,000 shares are preferred stock, each having a par value of $0.001.

Preferred Stock

At December 31, 2023 and 2022, there were no shares of preferred stock outstanding.

Common Stock

At December 31, 2023 and 2022, there were 7,680,334 and 7,416,071 shares of common stock outstanding, respectively.

Warrants

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

In October 2023, the remaining common stock warrants issued by the Company in 2018 were fully exercised by certain holders resulting in the issuance of 17,063 shares of common stock. Furthermore, in October 2023, one holder exercised his common stock warrants issued by the Company in June 2018, on a cashless basis resulting in the issuance of 966 shares of common stock.

All warrants were exercised as of December 31, 2023.

Note 12: Share-Based Compensation

Under our amended 2014 Equity Incentive Plan (the “2014 Plan”), 1,600,000 shares of our common stock are reserved for issuance, of which 587,709 shares of common stock remain available for issuance under the 2014 Plan.

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

The following table summarizes stock option activity for the year ended December 31, 2023:

	Stock Options	Grant Date Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
			(in years)	($ in thousands)
Outstanding at December 31, 2022	458,957	$4.08
Granted	60,521	7.26
Exercised	(71,665)	2.53
Forfeited	(31,000)	2.85
Outstanding at December 31, 2023	416,813	$4.89	3.29	$755
Exercisable at December 31, 2023	360,041	$5.00	3.30	$1,798

Share-based compensation cost is measured at the grant date based on the fair value of the award. The fair values of stock options granted were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2023	2022
Weighted average grant-date fair value per option granted	$3.05 to $3.65	$3.13
Expected option term	2.5 years	2.5 years
Expected volatility factor	74.0%	83.0%
Risk-free interest rate	3.82% to 4.18%	4.27%
Expected annual dividend yield	—%	—%

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

As of December 31, 2023, there was $125,107 of total unrecognized share-based compensation related to unvested stock options. These costs have a weighted average remaining recognition period of 1.0 years.

During the years ended December 31, 2023 and 2022, certain employees exercised vested stock options through a cashless exercise. The options exercised were net settled in satisfaction of the exercise price and employee share-based tax withholding. These shares were issued pursuant to an S-8 Registration Statement dated July 7, 2021 with respect to shares issuable pursuant to the 2014 Plan. The exercised options, utilizing a cashless exercise, are summarized in the following table:

Year Exercised	Options Exercised	Weighted Average Exercise Price	Shares Net Settled for Exercise	Shares Withheld for Taxes (1)	Net Shares Issued	Weighted Average Share Price	Employee Share-Based Tax Withholding
2023	56,250	$2.55	24,371	8,169	23,710	$6.43	$67,444
2022	596,668	$3.46	210,117	154,320	232,231	$9.84	$1,517,823

(1)	Shares withheld for employee taxes of 8,169 and 154,320 represents the equivalent shares for employee tax withholding of $67,444 and $1.5 million, respectively. The employee tax withholding is based on the statutory rates for each employee on the date of exercise. ASU 2016-09 clarifies that employee taxes paid in lieu of shares issued for share-based compensation should be considered similar to a share repurchase. Accordingly, employee taxes paid by us are recorded as a reduction to stockholders’ equity on the date of exercise and classified as a financing activity on the statement of cash flows when taxes are paid to the taxing authorities.

Note 13: Commitments and Contingencies

Operating Leases

As of December 31, 2023, we have five operating leases for office and warehouse space.

As of December 31, 2023 and 2022, our operating lease asset and liability balances were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease right-of-use assets	$3,392	$2,681

Current portion of operating lease obligations	874	529
Long-term portion of operating lease obligations	3,093	2,706
Total operating lease liabilities	$3,967	$3,235

The components of lease expense for our operating leases consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022
Lease expense	$566	$637
Sublease income	(228)	(216)
Total operating leases expense	$338	$421

Supplemental information on operating leases is as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating cash outflows from operating leases	$1,078	$659
ROU assets obtained in exchange for operating lease liabilities	$-	$3,211

	December 31,	December 31,
	2022	2023
Weighted-average remaining lease term	5.91 years	4.43 years
Weighted-average discount rate	4.75%	5.60%

The maturities of lease liabilities as of December 31, 2023 are as follows (in thousands):

2024	$1,060
2025	1,064
2026	1,016
2027	552
2028	569
Thereafter	190
Total minimum lease payments	4,451
Less: interest	(484)
Present value of operating lease liabilities	$3,967

Employee Benefit Plan

We have a 401(k) retirement plan. Under the terms of the plan, eligible employees may defer up to 25% of their pre-tax earnings, subject to the Internal Revenue Service annual contribution limit. Additionally, the plan allows for discretionary matching contributions by us. In 2023 and 2022, the matching contributions were 100% of the employee’s contribution up to a maximum of 4% of the employee’s eligible compensation. During the years ended December 31, 2023 and 2022, we contributed $385,000 and $255,000, respectively, to the 401(k) plan.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013 framework) (COSO). Based on its assessment, management believes that, as of December 31, 2023, our internal control over financial reporting is effective at the reasonable assurance level.

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

Changes in Internal Control Over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Items 10-14

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names, ages and positions of our executive officers and directors as of the date of this report.

Name	Age	Position
Steve Smith	68	Chief Executive Officer and Director
Melinda Wohl	53	Chief Financial Officer
William Cooke (1)	62	Director
Stanley P. Jaworski, Jr. (2)(3)	74	Director and Chairman of the Board
Richard Bravman (3)	68	Director
Michael Taglich (2)(3)	58	Director
John Guttilla (1)(2)	67	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the Nominating and governance committee.

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

Melinda Wohl, Chief Financial Officer. Ms. Wohl has served as the Company’s Chief Financial Officer since July 20, 2023. Prior to that, Ms. Wohl served as the Company’s Vice President, Finance and Administration since 2008.  She has over 20 years of accounting experience in the technology industry and joined DecisionPoint in 2004 as Corporate Controller. In her current position, Ms. Wohl is responsible for all aspects of Accounting, Finance, Human Resources and Payroll. Prior to working for DecisionPoint, Ms. Wohl served as Corporate Controller for Abracon Corporation, a leading global manufacturer of electronic components. Ms. Wohl graduated with a Bachelor of Arts degree with an emphasis in Finance from California State University Fullerton.

Non-Employee Directors

Stanley P. Jaworski, Jr., Director and Chairman of the Board. Stanley P. Jaworski, Jr. became a director on October 3, 2014. He has served as Chairman since February 2016. That same year, Mr. Jaworski founded Opus2 Ventures, LLC, a management advisory firm dedicated to assisting company boards, management and functional leadership in developing successful go-to-market strategies, where he currently serves as President and Principal Advisor there. In July 2023, Mr. Jaworski joined the board of directors of Intellinetics, Inc. (NYSE American: INLX), a software company focused on document and data management solutions, where he also serves as chairman of the compensation committee. In 2014, Mr. Jaworski served as Vice President Global Marketing for the Comodo Group, a cyber security company. Prior to Comodo, Mr. Jaworski served as Vice President, Americas Marketing for Motorola Solutions, Inc. (NYSE:MSI) from 2009 until May 2014. From 2007 to 2009, Mr. Jaworski was Chief Marketing Officer of VBrick Systems, Inc., which provides enterprise video streaming solutions. From 2005 to 2007, he was Vice President, Worldwide Channel Marketing, at NetApp, Inc., a data storage and management company. Prior to NetApp, Mr. Jaworski was at Symbol Technologies, Inc. (now Zebra Technologies) from 1986 to 2005 where he served in various areas of senior executive responsibility including Vice President and General Manager, Worldwide Channels and Alliances and Vice President, Worldwide Marketing. Mr. Jaworski has over 25 years of experience in the Data Capture/Enterprise Mobility space which is DecisionPoint’s core business. His diversified technology experience and deep domain knowledge of DecisionPoint’s core industry, markets and competitive landscape, provide unique value to DecisionPoint, its customers and shareholders alike. We believe Mr. Jaworski is well qualified to serve on our Board due to his leadership experience in various executive roles.

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

Michael Taglich, Director.    Mr. Taglich has served as a director since October 2014. Mr. Taglich has been President of Taglich Brothers, Inc., since its founding in 1992. Taglich Brothers is a New York-based full-service securities brokerage firm specializing in the micro-cap segment of the public securities markets. He is currently the Chairman of the Board of Air Industries Group Inc., a publicly traded aerospace and defense company (NYSE: AIRI). He also serves as a director of Bridgeline Digital, Inc. (NASDAQ: BLIN), a software company focused on customer acquisition and retention for digital businesses, and Intellinetics, Inc. (NYSE American: INLX), a software company focused on customer acquisition and retention for digital businesses. Mr. Taglich received a Bachelor’s Degree in Business Administration from New York University. We believe Mr. Taglich is well qualified to serve on our Board due to his extensive professional experience which spans various aspects of senior management, including finance, operations and strategic planning, and his experience serving on the board of directors for other public companies.

John Guttilla, Director.    John Guttilla became a director on October 3, 2014. Mr. Guttilla is a Partner with the accounting firm of Marcum LLP, and previously served various leadership positions at the accounting firm Rotenberg Meril from 1988 until it merged with Marcum LLP in February 2022. He is also a director and Chairman of the Audit Committee of Intellinetics, Inc. (NYSE American: INLX). Mr. Guttilla previously served as a director and chairman of the audit committee of Orchids Paper Products Company, an NYSE American listed company, from 2005 until its acquisition in 2019. Mr. Guttilla is a certified public accountant and holds a B.S. degree in Accounting from Fordham University and a Master’s in Taxation from St. John’s University. We believe Mr. Guttilla is well qualified to serve on our Board due to his vast financial knowledge, his accounting background and experience as a director of the board for other public companies.

William Cooke, Director.    Mr. Cooke became a director in November 2021. He retired from Taglich Brothers, Inc. on December 31, 2023. Mr. Cooke joined Taglich Brothers, Inc. in 2012, a New York-based full-service brokerage firm that specializes in placing and investing in private equity transactions for small public and private companies, and participated in sourcing, evaluating, and executing new investments as well as monitoring existing investments. Prior to joining Taglich Brothers, he was a Managing Director of Glenwood Capital LLC from 2010 to 2012, where he advised middle-market clients on capital raising and mergers and acquisitions. From 2001 to 2009, Mr. Cooke sourced, evaluated, and executed mezzanine transactions for The Gladstone Companies and BHC Interim Funding II, L.P. Before entering the private equity industry, Mr. Cooke served as a securities analyst primarily covering the automotive and industrial sectors for ABN AMRO Incorporated and McDonald and Company Securities, Inc. Mr. Cooke currently serves as a director of Intellinetics, Inc. (NYSE American: INLX). He previously served on the board of Unique Fabricating, Inc. (OTC: UFABQ), and other privately held companies. Mr. Cooke received his Bachelor of Arts degree from Michigan State University and Master of Business Administration degree from the University of Michigan and is a Chartered Financial Analyst. We believe Mr. Cooke is well qualified to serve on our Board due to his extensive experience with capital raising and his experience serving on the board of directors of other publicly traded companies.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that is applicable to the Company and to all our directors and officers and persons performing similar functions, including our principal executive officer and principal financial officer. A copy of the Code of Ethics may be obtained on our website at decisionpt.com/code-of-business-ethics/. We intend to disclose future amendments to such code, or any waivers of its requirements, applicable to any principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions or our directors on our website identified above.

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

The Board has delegated responsibility for the oversight of specific risks to Board committees as follows:

●	The audit committee oversees our risk policies and processes relating to the financial statements and financial reporting processes, as well as key credit risks, liquidity risks, market risks and compliance, and the guidelines, policies and processes for monitoring and mitigating those risks.

●	The compensation committee oversees the compensation of our chief executive officer and our other executive officers and reviews our overall compensation policies for employees.

●	The nominating and governance committee oversees the nomination of candidates to the Board and risks related to our governance structure and processes.

Director Independence

Our Board has affirmatively determined that Messrs. Cooke, Guttilla, Jaworski, Bravman and Taglich are “independent directors” as defined in Section 803 of the NYSE American Company Guide, and the Board consists of a majority of “independent directors,” as defined under the rules of the SEC and the NYSE American Company Guide relating to director independence requirements. Applying these same rules, our Board has affirmatively determined that all members of the audit committee, the compensation committee, and the nominating and governance committee are independent.

Committees of the Board of Directors

Our Board has established an audit committee, a compensation committee and a nominating and governance committee. The composition and responsibilities of each of the committees of our Board is described below. Members will serve on these committees until their resignation or until as otherwise determined by our board of directors.

Audit Committee

Our audit committee is composed of Messrs. Cooke and Guttilla. Mr. Guttilla serves as the chairperson of our audit committee.  Our Board has determined that each member of our audit committee meets the requirements for independence and financial literacy under the applicable rules and regulations of the SEC and the NYSE American Company Guide. Our Board has also determined that Mr. Guttilla is an “audit committee financial expert” as defined in the rules of the SEC and has the requisite financial sophistication as provided under the NYSE American Company Guide. The responsibilities of our audit committee include, among other things:

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

Compensation Committee

Our compensation committee is composed of Messrs. Jaworski, Guttilla and Taglich. Mr. Jaworski serves as the chairperson of our compensation committee. Our Board has determined that each member of our compensation committee meets the requirements for independence under the applicable rules and the NYSE American Company Guide and rules. Each member of the compensation committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act. The purpose of our compensation committee is to oversee our compensation policies, plans and benefit programs and to discharge the responsibilities of our Board relating to compensation of our executive officers. The responsibilities of our compensation committee include, among other things:

●	reviewing and evaluating corporate goals and objectives relevant to the compensation of our executive officers

●	overseeing our overall compensation philosophy and compensation policies;

●	reviewing, and recommending to the Board for approval, compensation, incentive compensation and equity plans for executive officers and directors; and

●	to the extent directed or authorized by the Board, administering our equity compensation plans.

Our compensation committee operates under a written charter which satisfies the applicable rules and regulations of the SEC and the NYSE American Company Guide, which such charter is available on our website at decisionpt.com/investing-in-decisionpoint.

Nominating and Governance Committee

The nominating and governance committee is composed of Messrs. Bravman, Jaworski, and Taglich. Mr. Taglich serves as chairperson of our nominating and governance committee. Our Board has determined that all members of our nominating and governance committee meet the requirements for independence under the applicable rules and regulations of the SEC and NYSE American stock exchange. The responsibilities of our nominating and governance committee include, among other things:

●	identifying, evaluating and selecting or making recommendations to our Board regarding, nominees for election to our Board and its committees;

●	evaluating the performance of individual directors and overseeing the evaluation of our Board as a whole;

●	considering and making recommendations to our Board regarding the composition of our Board and its committees; and

●	developing and making recommendations to our Board regarding corporate governance guidelines and matters, including our Code of Ethics.

Our nominating and governance committee operates under a written charter which satisfies the applicable rules and regulations of the SEC and the NYSE American Company Guide. Our nominating and governance committee charter is available on our website at decisionpt.com/investing-in-decisionpoint/.

Involvement in Certain Legal Proceedings

To our knowledge, during the last ten years, none of our directors and executive officers has:

●	Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

●	Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses.

●	Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

●	Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

●	Been subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Hedging and Pledging

Our insider trading policy prohibits hedging transactions for all those subject to the policy, which includes all directors, executive officers and employees, and restricts pledging transactions by our directors, executive officers and all other employees.

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

To the Company’s knowledge, based solely on a review of the copies of such reports filed with the SEC and written representations that no other reports were required, the Company believes that all Section 16(a) executive officers, directors and individuals who are greater than 10% beneficial stockholders of the Company complied with applicable Section 16(a) requirements during the fiscal year ended December 31, 2023, except for (i) a Form 4 for each of Richard Bravman, William Cooke, John Guttilla and Michael Taglich to report an annual grant of stock options to purchase 6,000 shares of the Common Stock on January 1, 2023, (ii) a Form 4 for Stanley P. Jaworski, Jr. to report an annual grant of stock options to purchase 12,000 shares of the Common Stock on January 1, 2023, (iii) a Form 4 for William Cooke to report the exercise of warrants for 15,840 shares of the Common Stock, at a price of $1.00 per share, on June 26, 2023, (iv) a Form 4 for Michael Taglich to report the exercise of warrants for 70,903 shares of the Common Stock, at a price of $1.00 per share, on June 29, 2023, (v) a Form 4 for Michael Taglich to report the exercise of warrants for 7,875 shares of the Common Stock, at a price of $1.40 per share, on September 28, 2023, (vi) a Form 4 for William Cooke to report the exercise of warrants for 1,313 shares of the Common Stock, at a price of $1.40 per share, on September 29, 2023, and (vii) a Form 4 for Steven Smith to report a grant of options to purchase 24,521 shares on April 27, 2023.

Item 11. Executive Compensation

Our named executive officers consist of our principal executive officer and the next two most highly compensated executive officers. For the year ended December 31, 2023, our two named executive officers, which consisted of our principal executive officer and our only other executive officer were:

●	Steve Smith, Chief Executive Officer; and

●	Melinda Wohl, Chief Financial Officer.*

*	Ms. Wohl has served as Chief Financial Officer since July 2023 and, prior to that, served as Vice President of Finance and Administration from 2008 until July 2023.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during the years ended December 31, 2023 and December 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Steve Smith	2023	463,500	—	159,877	515,106	13,200	1,151,683
Chief Executive Officer	2022	450,000	—	—	582,480	12,200	1,044,680

Melinda Wohl	2023	250,000	35,000	—	69,459	9,329	363,788
Chief Financial Officer (5)	2022	198,930	35,000	248,800	64,720	6,658	554,108

(1)	Amount reflects a discretionary cash bonus for individual performance.
(2)	Amounts reflect the grant date fair value of stock options granted to an officer and in accordance with FASB ASC No. 718. See Note 12 to our Consolidated Financial Statements included in this Annual Report, which contains a discussion of all assumptions made by us in determining the grant date fair value of our stock options.
(3)	Amounts represent cash-based incentives upon achievement of certain performance measure thresholds.
(4)	Amounts represent the Company’s 401(k) match.
(5)	Ms. Wohl has served as our Chief Financial Officer since July 20, 2023. Prior to that, she served as our Vice President of Finance and Administration from 2008.

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

The following table shows the performance measure thresholds for each measure in 2023 excluding results from the Macro acquisition:

	Performance Threshold
	Minimum	Target	Maximum
Net sales (in millions)	$70.9	$94.5	$126.0
Net sales from services (in millions)	$14.3	$19.0	$25.3
EBITDA (in millions)	$3.2	$4.3	$5.8

The following table represents the percentage of the respective executive’s base salary that would be earned upon achievement of the applicable performance thresholds.

	Steve Smith	Melinda Wohl
Minimum	16%	4%
Target	80%	20%
Maximum	160%	40%

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding equity awards held by our named executive officers as of December 31, 2023:

		Stock Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Stock Options Exercisable (#)	Number of Securities Underlying Unexercised Stock Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date
Steve Smith	1/29/2021	10,416	-		3.26	1/29/2026
	4/27/2023	24,521	-		6.52	4/26/28
Melinda Wohl	1/29/2021	4,167	-		3.26	1/29/2026
	4/1/2022	2,917	2,083	(1)	4.15	3/31/2027
	11/22/2022	37,500	-		6.07	11/21/2027

(1)	The option became or becomes exercisable as to the remaining shares as follows: (i) 417 shares became exercisable on January 1, 2024, (ii) 417 shares become exercisable on April 1, 2024, (iii) 417 shares become exercisable on July 1, 2024, (iv) 416 shares become exercisable on October 1, 2024, and (v) 416 shares become exercisable on January 1, 2025.

Executive Employment Arrangements

On December 22, 2023, we entered into an amended and restated employment agreement with Mr. Smith with respect to his continuing employment with us (the “CEO Employment Agreement”), which such CEO Employment Agreement became effective on January 1, 2024. The CEO Employment Agreement is for an initial term commencing January 1, 2024 and ending on December 31, 2027, unless the Company and Mr. Smith mutually agree to additional one year extensions, or it is otherwise terminated pursuant to the terms of the CEO Employment Agreement. Mr. Smith is an at-will employee and either party may terminate Mr. Smith’s employment and the agreement at any time, for cause or other than for cause, pursuant to the terms of the CEO Employment Agreement. The CEO Employment Agreement provides for an annual base salary of $477,405 in 2024, increasing to $511,500 in 2025, to $547,500 in 2026 and to $586,000 in 2027 (the “Base Salary”). Pursuant to the terms of the CEO Employment Agreement, Mr. Smith is also eligible for an annual bonus (the “Annual Bonus”). Initially, Mr. Smith will be eligible to receive an Annual Bonus for calendar year 2024 of at least 80% of his Base Salary based on the achievement of (i) a gross revenue target, (ii) an adjusted EBITDA target and (iii) the growth of the Company’s services revenue. In future years, the Company’s Board of Directors or a committee thereof will set the relevant targets to receive an Annual Bonus of at least 90% of his then-current Base Salary. In accordance with the terms of the CEO Employment Agreement, the Company granted Mr. Smith 300,000 restricted stock units subject to vesting such that 100,000 RSUs will vest on each January 1, 2025, January 1, 2026, and January 1, 2027, provided that Mr. Smith’s employment is not terminated.

On July 20, 2023, we entered into an employment agreement with Melinda Wohl (the “CFO Employment Agreement”), in connection with her appointment as Chief Financial Officer. The CFO Employment Agreement is for an initial term commencing July 20, 2023 and ending on December 31, 2025 unless the Company and Ms. Wohl mutually agree to additional one year extensions, or it is otherwise terminated pursuant to the terms of the CFO Employment Agreement. Ms. Wohl is an at-will employee and either party may terminate Ms. Wohl’s employment and the agreement at any time, for cause or other than for cause, pursuant to the terms of the CFO Employment Agreement. Pursuant to the CFO Employment Agreement, Ms. Wohl will receive an annual base salary of $250,000 (the “Base Salary”) and is eligible for an annual bonus (the “Annual Bonus”). Initially, Ms. Wohl will be eligible to receive an Annual Bonus equal to the lower of (i) 20% of the Base Salary or (ii) $50,000 based on achieving certain defined gross revenue, adjusted EBITDA target and service revenue attainment thresholds. In future years, the Company’s Board of Directors or a committee thereof will set the relevant targets to receive an annual bonus.

Potential Payments Upon Termination or Change in Control

Under the terms of the CEO Employment Agreement , upon a termination of Mr. Smith’s employment (1) by the Company other than for Cause or by Mr. Smith upon a resignation for Good Reason (each as defined in the CEO Employment Agreement) or (2) within one year after a Change in Control (as defined in the CEO Employment Agreement), by the Company other than for Cause or by Mr. Smith upon a resignation for any reason (a “Change of Control Termination”), Mr. Smith will be entitled to (i) accrued obligations including any earned but unpaid Base Salary, accrued but unused vacation, and equity incentive awards which have vested through the termination date and (ii) 12 months of Base Salary. In addition, in the event of a Change of Control, unvested RSU awards will vest as of the closing date of the Change of Control.

Under the terms of the CFO Employment Agreement, upon a termination of Ms. Wohl’s employment by the Company other than for cause, or her resignation for good reason (each, a “Non-Change in Control Termination”), Ms. Wohl will be entitled to (i) accrued obligations including any equity incentive awards which have vested through the termination date and (ii) 8 months of Base Salary (the “Severance Payment”). If the Non-Change in Control Termination occurs within one year after a Change of Control (as defined in the CFO Employment Agreement), the Severance Payment will be 12 months of Base Salary and unvested equity incentive awards will vest as the of date of termination.

Director Compensation

Our non-employee directors receive an annual cash retainer of $31,500 for their service on our board. In addition, Mr. Jaworski received an additional $63,000 for serving as Chairman of the Board and Mr. Guttilla received an additional $10,500 for serving as Audit Committee Chair.

Annual service for retainer purposes relates to the approximate 12-month period between annual meetings of our stockholders and all retainers are paid in quarterly installments. A prorated annual retainer will be paid to any person who becomes a member of our board, a committee chair or a member of any committee on a date other than the date of the annual meeting of our stockholders.

The following table sets forth the independent director compensation payments and the grant date fair value of stock option awards granted during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		Total ($)
Stanley P. Jaworski, Jr.	94,500	74,160	(2)	168,660
Richard Bravman	31,500	46,560	(3)	78,060
John Guttilla	42,000	46,560	(4)	88,560
Michael Taglich	31,500	46,560	(5)	78,060
William Cooke	31,500	46,560	(6)	78,060

(1)	Amounts reflect the grant date fair value of stock options in accordance with FASB ASC No. 718. See Note 12 to our Consolidated Financial Statements included in this Annual Report, which contains a discussion of all assumptions made by us in determining the grant date fair value of our stock options.

(2)	On January 1, 2023, Mr. Jaworski was granted a stock option to purchase 12,000 shares of common stock. As of December 31, 2023, Mr. Jaworski held options to purchase an aggregate of 99,500 shares of common stock, all of which were vested.

(3)	On January 1, 2023, Mr. Bravman was granted a stock option to purchase 6,000 shares of common stock. As of December 31, 2023, Mr. Bravman held options to purchase an aggregate of 23,000 shares of common stock, all of which were vested.

(4)	On January 1, 2023, Mr. Guttilla was granted a stock option to purchase 6,000 shares of common stock. As of December 31, 2023, Mr. Guttilla held options to purchase an aggregate of 18,000 shares of common stock, all of which were vested.

(5)	On January 1, 2023, Mr. Taglich was granted a stock option to purchase 6,000 shares of common stock. As of December 31, 2023, Mr. Taglich held options to purchase an aggregate of 23,000 shares of common stock, all of which were vested.

(6)	On January 1, 2023, Mr. Cooke was granted a stock option to purchase 6,000 shares of common stock. As of December 31, 2023, Mr. Cooke held options to purchase an aggregate of 14,000 shares of common stock, all of which were vested.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 21, 2024 for:

●	each person, or group of affiliated persons, who we know to beneficially own more than five percent (5%) of our common stock;

●	each of our named executive officers;

●	each of our directors and director nominees; and

●	all of our executive officers and directors as a group.

The percentage of beneficial ownership information shown in the table is based on 7,680,334 shares of common stock outstanding as of March 21, 2024.

Information with respect to beneficial ownership has been furnished by each director, officer or beneficial owner of more than five percent (5%) of our common stock. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of our common stock issuable pursuant to the exercise of stock options that are either immediately exercisable or exercisable within sixty (60) days of March 21, 2024. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address of each of the individuals and entities named in the table below is c/o DecisionPoint Systems, Inc., 1615 South Congress Avenue Suite 103, Delray Beach, FL 33445.

	Shares of Common Stock Beneficially Owned	%
Named Executive Officers and Directors:
Michael N. Taglich (1)	859,700	11.2%
Steve Smith (2)	621,260	8.1%
Stanley P. Jaworski, Jr. (3)	129,769	1.7%
John Guttilla (4)	71,188	*
Melinda Wohl (5)	66,274	*
Richard Bravman (6)	44,410	*
William Cooke (7)	37,153	*
All current directors and executive officers as a group (7 persons)	1,830,154	23.8%

5% Stockholders
Robert Taglich 37 Main Street Cold Spring Harbor, NY 11724	484,157	6.3%

*	Represents beneficial ownership of less than one percent (1%) of the outstanding common stock.

(1)	Includes options to acquire 29,000 shares of common stock.

(2)	Includes options to acquire 34,937 shares of common stock.
(3)	Includes options to acquire 111,500 shares of common stock.

(4)	Includes options to acquire 24,000 shares of common stock.

(5)	Includes options to acquire 45,417 shares of common stock.

(6)	Includes options to acquire 29,000 shares of common stock.

(7)	Includes options to acquire 20,000 shares of common stock.

Equity Compensation Plan Information

Our Board has adopted the Amended 2014 Equity Incentive Plan (the “Plan”) for the purposes of promoting the long-term success of the Company and the creation of stockholder value. Our stockholders approved the adoption of the Plan, and amendments to the Plan after its adoption to increase the number of shares of Company common stock reserved for issuance under the Plan. The Plan is administered by the Board (in consultation with the compensation committee) and provides for equity-based compensation in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, unrestricted stock and other stock bonus awards and performance compensation awards.

The following table sets forth information about our common stock that may be issued upon the exercise of options, warrants, and rights under all of our equity compensation plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	416,813	$4.89	587,709
Equity compensation plans not approved by security holders	—	—	—
Total	416,813	$4.89	587,709

Item 13. Certain Relationships and Related Transactions and Director Independence

The following includes a summary of transactions since January 1, 2022 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change of control, and other arrangements, which are described under the section entitled “Executive Compensation.”

Transactions with Della Pietra & Associates LLP

The Company utilizes various law firms for legal services, including the law firm of Della Pietra & Associates LLP for certain corporate, transactional and related company legal matters. Since January 1, 2022 the Company has paid fees totaling approximately $921,300 to Della Pietra & Associates LLP.  A partner of that law firm is the brother-in-law of Steve Smith, the Company’s Chief Executive Officer.  The Company believes the rates charged by, and the fees paid to, Della Pietra & Associates LLP are reasonable market rates.

Policies and Procedures with Respect to Related Person Transactions

Our Audit Committee is responsible for reviewing and approving all related party transactions. At least annually, management will elicit information from our executive officers and directors as to existing and potential related person transactions and will seek to obtain such information from 5% stockholders known to us. An executive officer or director will promptly inform the Chair of the Audit Committee when the officer or director becomes aware of a potential related person transaction in which the officer or director would be a related person.

Director Independence

Our Board has affirmatively determined that Messrs. Cooke, Guttilla, Jaworski, Bravman and Taglich are “independent directors” as defined in Section 803 of the NYSE American Company Guide, and the Board consists of a majority of “independent directors,” as defined under the rules of the SEC and the NYSE American Company Guide relating to director independence requirements. Applying these same rules, our Board has affirmatively determined that all members of our audit committee, compensation committee, and the nominating and governance committee are independent.

Item 14. Principal Accounting Fees and Services

The following table sets forth the costs and expenses for professional audit services rendered by Haskell & White LLP, an independent registered public accounting firm, for the audit of the financial statements for 2023 and 2022.

	2023	2022
Audit fees	$282,900	$248,500
Audit related fees	-	-
Tax fees	-	-
All other fees (1)	89,500	12,700
Total	$372,400	$261,200

(1)	Includes accounting fees incurred in 2023 related to the acquisition of Macro and in 2022 related to the acquisition of AMG.

Pre-Approval Policies and Procedures

The audit committee’s policy is to pre-approve all audit and permissible non-audit services rendered by our independent registered public accounting firm. The audit committee can pre-approve specified services in defined categories of audit services, audit-related services and tax services up to specified amounts, as part of the audit committee’s approval of the scope of the engagement of our independent registered public accounting firm or on an individual case-by-case basis before our independent registered public accounting firm is engaged to provide a service. The audit committee has determined that the rendering of tax-related services by our independent registered public accounting firm is compatible with maintaining the principal accountant’s independence for audit purposes. All audit and non-audit services performed by the independent accountants have been pre-approved by the Audit Committee to assure that such services do not impair the auditors’ independence from us.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents as part of this Annual Report on Form 10-K:

EXHIBIT INDEX

Exhibit Number	Description
2.1	Stock Purchase Agreement, dated as of March 31, 2023, by and among DecisionPoint Systems, Inc., the Durwood Wayne Williams Revocable Trust, the Collins Family Living Trust, Durwood W. Williams, individually, and Bartley E. Collins, individually (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 6, 2023)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on August 13, 2020)

3.2	Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 17, 2021)

3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 filed on August 13, 2020)

4.1	Specimen Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 filed on August 13, 2020)

4.2	Description of Registrant’s Securities (incorporated by reference to Exhibit 4.3 to the Annual Report on Form 10-K for the year ended December 31, 2022 filed on April 1, 2022)

10.1#	Amended and Restated Employment Agreement between DecisionPoint Systems, Inc. and Steven Smith effective January 1, 2024 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 29, 2023)

10.2#	Employment Agreement with Melinda Wohl, dated July 20, 2023 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on July 26, 2023).

10.3	Security Agreement, dated July 30, 2021, by and among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 4, 2021)

10.4	Commercial Promissory Note, dated July 30, 2021, by and among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 4, 2021)

10.5#	2014 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on July 8, 2021)

10.6*#	Form of Unrestricted Share Award Agreement to 2014 Equity Incentive Plan

10.7*#	Form of Stock Option Agreement to 2014 Equity Incentive Plan

10.8#	Form of Restricted Stock Unit Agreement to 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 29, 2023

10.9	EIDL Promissory Note (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on August 13, 2020, and as amended)

10.10	Membership Unit Purchase Agreement between DecisionPoint Systems, Inc. and various sellers dated December 4, 2020 (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on August 13, 2020, and as amended on December 18, 2021)

10.11	Membership Interest Purchase Agreement between DecisionPoint Systems, Inc. and various sellers dated January 31, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 11, 2022)

10.12#	Amendment to the DecisionPoint Systems, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 21, 2022)

10.13	Loan Agreement, dated July 30, 2021, by and Among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2021)

10.14	Second Amendment to the Business Loan Agreement dated July 29, 2021, dated March 27, 2023, by and Among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association (incorporated by reference to Exhibit 10.14 to the Annual Report on Form 10-K filed on March 29, 2023)

10.15	Commercial Promissory Note ($10.0 million), dated March 27, 2023, by and among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed on March 29, 2023)

10.16	Commercial Promissory Note ($5.0 million), dated March 27, 2023, by and among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed on March 29, 2023)

10.17*	First Amendment to the Business Loan Agreement dated July 29, 2021, dated February 18, 2022, by and Among DecisionPoint Systems, Inc. and MUFG Union Bank, National Association

21.1*	Subsidiaries of DecisionPoint Systems, Inc.

23.1*	Consent of Haskell & White LLP, an independent registered public accounting firm

31.1*	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Section 1350 Certifications

32.2*	Section 1350 Certifications

97.1*	Executive Compensation Clawback Policy, effective November 30, 2023

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
#	Indicates a management contract or compensatory plan.

ITEM 16. Form 10-K Summary.

None.

SIGNATURES

Under the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DECISIONPOINT SYSTEMS, INC.

Dated: April 1, 2024	By:	/s/ Steve Smith
		Name:	Steve Smith
		Title:	Chief Executive Officer (Principal Executive Officer) and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steve Smith	Chief Executive Officer (Principal Executive Officer) and Director	April 1, 2024
Steve Smith

/s/ Melinda Wohl	Chief Financial Officer	April 1, 2024
Melinda Wohl	(Principal Financial Officer and Principal Accounting Officer)

/s/ Stanley P. Jaworski, Jr.		April 1, 2024
Stanley P. Jaworski, Jr.	Director

/s/ Richard Bravman		April 1, 2024
Richard Bravman	Director

/s/ Michael N. Taglich		April 1, 2024
Michael N. Taglich	Director

/s/ John Guttilla		April 1, 2024
John Guttilla	Director

/s/ William M. Cooke		April 1, 2024
William M. Cooke	Director